Form 10-Q
period 1996-06-30
INTERLINK ELECTRONICS
filed 1996-08-14
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

                                     OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____ to ____


                        Commission File No. 0-21808

                        INTERLINK ELECTRONICS, INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                   77-0056625
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

        546 Flynn Road
      Camarillo, California                             93012
(Address of principal executive offices)              (Zip Code)


                               (805) 484-8855
            (Registrant's telephone number, including area code)

                              Not applicable.
            (Former name, former address and former fiscal year
                       if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X               No
                        ---                 ---


     Shares of Common Stock Outstanding, at August 7, 1996: 4,481,048

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31,            June 30,
ASSETS                                                                                1995                1996
                                                                               -----------         -----------
                                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $    3,496          $    4,055
   Accounts receivable, less allowance for doubtful                                  2,360               2,948
      accounts of $233 in 1995 and 1996, respectively
   Inventories                                                                       2,184               2,861
   Prepaid expenses and other current assets                                           239                 312
                                                                                ----------          ----------

      Total current assets                                                           8,279              10,176
                                                                                ----------          ----------

Property and equipment, net                                                          1,160               1,183
Patents and trademarks, less accumulated
   amortization of $375 and $411
   in 1995 and 1996, respectively                                                      368                 411
European marketing rights                                                              225                 188
Other assets                                                                           155                 181
                                                                                ----------          ----------

Total assets                                                                    $   10,187          $   12,139
                                                                                ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt                                         $      255                 299
   Accounts payable                                                                  1,270                 914
   Accrued payroll and expenses                                                        401                 452
                                                                                ----------          ----------

      Total current liabilities                                                      1,926               1,665
                                                                                ----------          ----------

Long term debt, net of current portion                                                 159                 368
Capital lease obligations, net of current portion                                      513                 562
Commitments and contingencies                                                            -                   -

Shareholders' equity:
   Common stock (40,000 shares authorized
      4,255 and 4,481 outstanding at December 31, 1995
      and June 30, 1996, respectively)                                              18,880              20,633
   Accumulated deficit                                                             (11,291)            (11,089)
                                                                                ----------          -----------

      Total shareholders' equity                                                     7,589               9,544
                                                                                ----------          ----------

Total liabilities and shareholders' equity                                      $   10,187          $   12,139
                                                                                ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Month Period                    Six Month Period
                                                                    Ended June 30,                      Ended June 30,
                                                              --------------------------            ------------------------
                                                                1995              1996                1995            1996
                                                              --------          --------            --------        --------

Revenues                                                    $    2,806        $    3,255          $    5,061      $    6,008

Cost of revenues                                                 1,385             1,639               2,502           2,987
                                                            ----------        ----------          ----------      ----------

Gross profit                                                     1,421             1,616               2,559           3,021

Operating expense:

   Product development and research                                250               264                 472             506
   Selling, general and administrative                           1,140             1,166               2,132           2,256
                                                            ----------        ----------          ----------      ----------

      Total operating expense                                    1,390             1,430               2,604           2,762
                                                            ----------        ----------          ----------      ----------

Operating income (loss)                                             31              186                  (45)            259
                                                            -----------       ----------          -----------     ----------

Other income (expense):
   Interest expense                                                (13)              (31)                 (24)           (53)
   Other income (expense)                                           75               (15)                 91             (13)
                                                            ----------        ----------          ----------      ----------

      Total other income (expense)                                  62               (46)                 67             (66)
                                                            ----------        ----------          ----------      ----------


Net income                                                  $       93        $      140          $       22      $      193
                                                            ==========        ==========          ==========      ==========

Earnings per share                                          $      .02        $      .03          $      .01      $      .05
                                                            ==========        ==========          ==========      ==========

Weighted average number of common
   shares outstanding                                            3,980             4,312               3,671           4,262
                                                            ==========        ==========          ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
- - -------------------------------------------------------------------------------------------------------
                                                                                     Six Month Period
                                                                                      Ended June 30,
Cash flows from operating activities:                                                1995        1996
                                                                                   --------    --------
      Net income                                                                $      22    $     193
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                              161          282
           Changes in operating assets and liabilities:
             Accounts receivable                                                     (638)        (588)
             Inventories                                                             (304)        (677)
             Prepaid expenses and other current assets                                (84)         (73)
             Other assets                                                             (55)         (26)
             Accounts payable                                                          79         (356)
             Accrued payroll and expenses                                            (105)          51
                                                                                ---------    ---------

             Net cash used for operating activities                                  (924)      (1,194)

Cash flows from investing activities:
      Net sale of marketable securities                                               374            -
      Purchases of property and equipment                                            (100)        (232)
      Costs of patents and trademarks                                                 (81)         (79)
                                                                                ---------    ---------
             Net cash provided by (used for) investing activities                     193         (311)

Cash flows from financing activities:
      Payments on bank line of credit                                                (200)           -
      Borrowings on notes payable to bank                                              61          180
      Payments on notes payable to bank                                                (2)         (26)
      Principal payments on long term debt                                            (19)         (21)
      Proceeds from sale/leaseback                                                    547          263
      Principal payments on capital lease obligations                                  (9)         (94)
      Due from shareholders                                                            (9)           -
      Proceeds from issuance of common stock, net                                   3,669        1,753
                                                                                ---------    ---------
                Net cash provided by financing activities                           4,038        2,055
                                                                                ---------    ---------

Effect of exchange rate changes on cash                                                20            9
                                                                                ---------    ---------

Increase in cash and cash equivalents                                               3,327          559

Cash and cash equivalents
  at beginning of period                                                              636        3,496
                                                                                ---------    ---------

Cash and cash equivalents
  at end of period                                                              $   3,963    $   4,055
                                                                                =========    =========

Supplemental disclosures of cash flow information:
    Interest paid                                                               $      42    $      53
    Income taxes                                                                $       2    $       1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED SIX MONTHS ENDED JUNE 30, 1996
- - ------------------------------------------------

1.    BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

The financial information herein for the three month periods ended June 30, 1995 and 1996 and for the six month periods ended June 30, 1995 and 1996 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjuntion with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1995.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.    EXERCISE AND EXPIRATION OF WARRANTS

As of December 31, 1995 the Company had the following Common Stock Warrants outstanding:

Number of Shares          Exercise Price                 Expiration Date
- - ----------------          --------------                 ---------------
   1,897,614                  $8.25                       June 7, 1996
     135,000                  $8.25                       June 7, 1998
     135,000                  $6.60                       June 7, 1998

Of the Warrants expiring in June 1996, 223,723 Warrants were exercised just prior to the expiration date and the remaining 1,673,891 warrants expired. As a result of the exercise, the Company received net proceeds of $1.75 million (after deducting offering costs of approximately $100,000).

3.    LINE OF CREDIT

In May 1996, the Company's bank renewed the existing credit line and increased the maximum amount of the line to $1.5 million. All other terms remained the same.

4.    BANK LOAN

In March 1996 two Japanese banks co-agreed to lend approximately $180,000 to the Company's Japan subsidiary. The loan carries an interest rate of 2.8% and is to be repaid over a six year period.

5.   EQUIPMENT LEASE LINE

In April 1996 the Company's equipment leasing firm increased the maximum amount available under the Company's equipment lease line to $1.8 million. As of June 30, 1996 the Company had used approximately $914,000 of the line.

                        INTERLINK ELECTRONICS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three months and the six months ended June 30, 1996, revenues increased 16% and 19%, respectively, as compared to the same periods of 1995. Revenues for the Computer Pointing Devices product line increased 48% for the six months ended June 30, 1996 as compared to the same period of 1995. The growth in this product line resulted from the Company's further penetration into the rugged portable computer and presentation system markets, as well as broader distribution of its Branded products in retail channels. Revenues for the Custom Applications products line decreased 18% as a result of the Company's strategy to focus on the Computer Pointing Devices product line for the six months ended June 30, 1996 as compared to the same period of 1995. For the first half of 1996, the Custom Applications product line accounted for 16% of total revenues, down from 33% in the first half of 1995. The Company expects that the Custom Applications product line will continue to decline as a percentage of total revenues in succeeding periods.

     For the three months and the six months ended June 30, 1996, gross profit decreased to 50% of revenues as compared to 51% for the same periods in the prior year. The Company expects gross profit margins to fluctuate slightly above or below 50% depending on the mix of high volume OEM business (which carries a relatively lower profit margin) versus lower volume OEM business and non-OEM business.

     Product development and research expenses remained relatively unchanged at 8% of revenues in the second quarter and the first half of 1996 versus 9% of revenues for same periods of 1995 as the Company continues to develop products based on its proprietary VersaPoint technology, which was developed in 1992. Given the industries the Company participates in, management expects minimum research and development costs to remain at or near the current level.

     For the three months and the six months ended June 30, 1996, selling, general and administrative costs fell to 36% and 38% of revenues, respectively, as compared to 41% and 42% for the same periods of 1995. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996 working capital totaled $8.5 million as compared to $6.4 million at December 31, 1995. This increase was primarily a result of the Company's positive operating results in the first half and the receipt of $2 million from the exercise of outstanding warrants and use of the Company's equipment lease line.

     For the six months ended June 30, 1996, operations used $1.2 million in cash due to an increase in accounts receivable and inventory required by the revenue growth. Because the Company is aggressively seeking customers in the computer retailer industry and in Japan, both areas known for extended payment policies, operations may, in the near term, continue to be a net user of cash despite profitable results.

     For the first six months of 1996, investing activities comprised the purchase of production equipment and the furtherance of intellectual property.

     For the six months ended June 30, 1996, financing activities resulted in proceeds of approximately $200,000 from a loan from two Japanese banks, additional use of the Company's equipment lease line and $1.8 million from the exercise of outstanding warrants.

FORWARD LOOKING STATEMENTS

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue, costs and margin expectations, product development and introductions and future business activities should be considered in light of these factors.

                        PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     On May 28, 1996 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At May 28, 1996, 4,265,113 shares of common stock were outstanding and eligible to vote at the Annual Meeting.

     1. The shareholders elected each of George Gu, Eugene F. Hovanec, Merritt M. Lutz, Carolyn MacDougall, E. Michael Thoben, III and Peter N. Vicars to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

         George Gu

                               3,093,158          shares in favor
                                  71,808          shares against or withheld
                                       0          abstentions
                                       0          broker nonvotes

         Eugene F. Hovanec

                               3,093,158          shares in favor
                                  71,808          shares against or withheld
                                       0          abstentions
                                       0          broker nonvotes

         Merritt M. Lutz

                               3,093,158          shares in favor
                                  71,808          shares against or withheld
                                       0          abstentions
                                       0          broker nonvotes

         Carolyn MacDougall

                               3,089,658          shares in favor
                                  75,308          shares against or withheld
                                       0          abstentions
                                       0          broker nonvotes

         E. Michael Thoben

                               3,093,158          shares in favor
                                  71,808          shares against or withheld
                                       0          abstentions
                                       0          broker nonvotes

         Peter N. Vicars

                               3,093,158          shares in favor
                                  71,808          shares against or withheld
                                       0          abstentions
                                       0          broker nonvotes

     2. The shareholders approved, by the vote indicated below, an amendment to the Company's 1993 Stock Incentive Plan to increase the number of authorized shares of Common Stock available under the Plan from 1,426,000 shares to 1,726,000 shares.

                                 906,546          shares in favor
                                 244,655          shares against or withheld
                                  39,125          abstentions
                               1,974,640          broker nonvotes

     3. The shareholders approved, by the vote indicated below, an amendment to the Company's 1993 Stock Incentive Plan to provide for an automatic increase in the number of authorized shares of the Common Stock available under the Plan of 300,000 shares annually for each fiscal year during which the plan remains in effect.

                                 871,164          shares in favor
                                 289,602          shares against or withheld
                                  42,245          abstentions
                               1,962,955          broker nonvotes

     4. The shareholders ratified, by the vote indicated below, the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 1996.

                               3,122,234          shares in favor
                                  14,051          shares against or withheld
                                  28,861          abstentions
                                       0          broker nonvotes

     Item 5. Other Information

     The Company entered into an Agreement and Plan of Merger, dated effective July 10, 1996 (the "Merger Agreement ) with Interlink
Electronics, Inc., a Delaware corporation ("Interlink Delaware ), providing for the statutory reincorporation merger of the Company with an into Interlink Delaware (the "Merger ), with Interlink Delaware becoming the surviving coporation.

     Under the terms of the Merger Agreement, upon consummation of the Merger each outstanding share of Common Stock of the Company was converted into one share of Interlink Delaware Common Stock, par value $.01.

     The Merger Agreement was previously approved by the shareholders of the Company and the stockholder of Interlink Delaware. The Merger Agreement contemplates that the Merger will be tax free to the shareholders of the Company.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as an exhibit and incorporated herein by reference.

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Agreement and Plan of Merger dated July 10, 1996 between the Company and Interlink Electronics, Inc.

     27   Financial Data Schedule

     (b)  Reports on From 8-K

          No reports on From 8-K have been filed during the period for which this report is filed.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERLINK ELECTRONICS, INC.
                                       (Registrant)


                                       PAUL D. MEYER
Dated: August 14,  1996                -----------------------------------
                                       Paul D. Meyer
                                       Vice President, Finance