Form 10-Q
period 1996-09-30
INTERLINK ELECTRONICS
filed 1996-11-14
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from __________ to __________


                        Commission File No. 0-21808

                        INTERLINK ELECTRONICS, INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                           77-0056625
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

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

    Shares of Common Stock Outstanding, at November 5, 1996: 4,492,529

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           December 31,     September 30,
ASSETS                                                                            1995              1996
                                                                         -------------      ------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $   3,496         $   3,834
   Accounts receivable, less allowance for doubtful                              2,360             3,207
     accounts of $233 and $269 in 1995 and 1996, respectively
   Inventories                                                                   2,184             2,633
   Prepaid expenses and other current assets                                       239               313
                                                                             ---------         ---------

     Total current assets                                                        8,279             9,987
                                                                             ---------         ---------

Property and equipment, net                                                      1,160             1,107
Patents and trademarks, less accumulated
   amortization of $375 and $430
   in 1995 and 1996, respectively                                                  368               392
European marketing rights                                                          225               169
Other assets                                                                       155               142
                                                                             ---------         ---------

Total assets                                                                 $  10,187         $  11,797
                                                                             =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt
    and capital lease obligations                                            $     255         $     356
   Accounts payable                                                              1,270               405
   Accrued payroll and expenses                                                    401               501
                                                                             ---------         ---------

     Total current liabilities                                                   1,926             1,262
                                                                             ---------         ---------

Long term debt, net of current portion                                             159               275
Capital lease obligations, net of current portion                                  513               563

Commitments and contingencies                                                        -                 -

Shareholders' equity:
   Common stock (40,000 shares authorized
      4,255 and 4,493 outstanding at December 31, 1995
      and September 30, 1996, respectively)                                     18,880            20,680
   Accumulated deficit                                                         (11,291)          (10,983)
                                                                             ---------         ---------

     Total shareholders' equity                                                  7,589             9,697
                                                                             ---------         ---------

Total liabilities and shareholders' equity                                   $  10,187         $  11,797
                                                                             =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  Three Month Period              Nine Month Period
                                                  Ended September 30,            Ended September 30,
                                               ------------------------         ---------------------
                                                  1995             1996             1995         1996
                                               --------       ---------         --------     --------
Revenues                                       $  2,809       $   3,422         $  7,870     $  9,430

Cost of revenues                                  1,387           1,848            3,889        4,835
                                               --------       ---------         --------     --------

Gross profit                                      1,422           1,574            3,981        4,595

Operating expense:

   Product development and research                 203             330              675          836
   Selling, general and administrative            1,144           1,111            3,276        3,367
                                               --------       ---------         --------     --------

     Total operating expense                      1,347           1,441            3,951        4,203
                                               --------       ---------         --------     --------

Operating income                                     75             133               30          392
                                               --------       ---------         --------     --------

Other income (expense):
   Interest expense                                 (18)            (28)             (42)          (81)
   Other income (expense)                            57              10              148            (3)
                                               --------       ---------         --------     ---------

     Total other income (expense)                    39             (18)             106           (84)
                                               --------       ---------         --------     ---------


Net income                                     $    114       $     115         $    136     $    308
                                               ========       =========         ========     ========

Earnings per share                             $    .03       $     .03         $    .04     $    .07
                                               ========       =========         ========     ========

Weighted average number of common
   shares outstanding                             4,219           4,484            3,854        4,351
                                               ========       =========         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                                     Nine Month Period
                                                                                    Ended September 30,
                                                                                   ---------------------
Cash flows from operating activities:                                                   1995        1996
                                                                                   ---------    --------
     Net income                                                                    $     136    $    308
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                   295         429
         Changes in operating assets and liabilities:
           Accounts receivable                                                          (821)       (847)
           Inventories                                                                  (742)       (449)
           Prepaid expenses and other current assets                                    (317)        (74)
           Other assets                                                                  (12)         13
           Accounts payable                                                              208        (865)
           Accrued payroll and expenses                                                 (107)        100
                                                                                   ---------    --------
              Net cash used for operating activities                                  (1,360)     (1,385)

Cash flows from investing activities:
     Net purchases of marketable securities                                             (554)          -
     Purchases of property and equipment                                                (216)       (265)
     Costs of patents and trademarks                                                    (127)        (79)
                                                                                   ---------    --------
           Net cash used for investing activities                                       (897)       (344)

Cash flows from financing activities:
     Borrowings on bank line of credit                                                   100           -
     Payments on bank line of credit                                                    (300)          -
     Borrowings on notes payable to bank                                                  42         180
     Principal payments on notes payable to bank                                          (3)        (42)
     Principal payments on long term debt                                                (29)        (32)
     Proceeds from sale/leaseback                                                        547         322
     Principal payments on capital lease obligations                                     (41)       (161)
     Due from shareholders                                                                39           -
     Proceeds from issuance of common stock, net                                       3,893       1,800
                                                                                   ---------     --------
              Net cash provided by financing activities                                4,248        2,067
                                                                                   ---------     --------

Effect of exchange rate changes on cash                                                 28              -
                                                                                   -------       --------

Increase in cash and cash equivalents                                                2,019            338

Cash and cash equivalents
  at beginning of period                                                               636          3,496
                                                                                   -------       --------

Cash and cash equivalents
  at end of period                                                                 $ 2,655       $  3,834
                                                                                   =======       ========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $    42       $     82
    Income taxes                                                                   $     2       $      1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------

1.   BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

The financial information herein for the three month and nine month periods ended September 30, 1995 and 1996 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1995.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

EXERCISE AND EXPIRATION OF WARRANTS

As of December 31, 1995 the Company had the following Common Stock Warrants outstanding:

  Number of Shares         Exercise Price           Expiration Date
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

5.    EQUIPMENT LEASE LINE

In April 1996 the Company's equipment leasing firm increased the maximum amount available under the Company's equipment lease line to $1.8 million. As of September 30, 1996 the Company had used approximately $971,000 of the line.

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS OF OPERATIONS

For the three month and the nine month periods ended September 30, 1996, revenues grew 22% and 20%, respectively, as compared to the same periods of 1995. Revenues for the Computer Pointing Devices product line grew 38% and 44% in the same comparisons. The growth in this product line resulted from the Company's further penetration into the rugged portable computer and presentation system markets, as well as, broader distribution of its Branded products in the retail channels. Revenues for the Custom Applications products line decreased 32% for the three month comparison and 39% for the nine month comparison as a result of the Company's strategy to focus on the Computer Pointing Devices product line. For the quarter ended September 30, 1996, the Custom Applications product line accounted for 13% of total revenues, down from 23% in the same period of 1995. The Company expects that the Custom Applications product line will continue to decline as a percentage of total revenues in succeeding periods.

As a percent of revenues, gross profit declined to 46% for the third quarter of 1996 and to 49% for the first nine months of 1996 as compared to 51% for the same periods of 1995. The decline in gross profit percentage reflects a greater mix of high volume OEM business, which carries a relatively lower profit margin. The Company expects gross profit percentages to remain slightly above or below the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses reached 10% and 9% of revenues for the third quarter of 1996 and the first nine months of 1996, respectively, as compared to 7% and 9% for the respective periods in 1995 as the Company continues to develop products based on its proprietary VersaPoint technology (which was developed in 1992). Given the industries the Company participates in, management expects minimum research and development costs to remain at or near the current level.

For the three months and the nine months ended September 30, 1996, selling, general and administrative costs fell to 32% and 36% of revenues, respectively, as compared to 41% and 42% for the same periods of 1995. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 working capital totaled $8.7 million as compared to $6.4 million at December 31, 1995. This increase is primarily a result of the Company's positive operating results in the first nine months of 1996, $2.1 million in further capitalization received from the exercise of outstanding warrants and utilization of the Company's equipment lease line.

For the nine months ended September 30, 1996, operations used $1.4 million in cash due to the increase in accounts receivable and inventory as necessitated by the revenue growth. As the Company is aggressively seeking customers in the computer retail industry and in Japan, both areas known for extended payment policies, operations may, in the near term, continue to be a net user of cash despite profitable results.

For the nine months of 1996, investing activities comprised the purchase of production equipment and the furtherance of intellectual property.

For the nine months ended September 30, 1996, financing activities resulted in proceeds of approximately $180,000 from a loan from a Japanese bank, additional usage of the Company's equipment lease line and $1.8 million from the exercise of outstanding warrants.

FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and margin expectations and future business activities should be considered in light of these factors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-1 filed with the Commission on October 2, 1996 (Registration No. 33-60380).

               3.2  Bylaws of the Company. Incorporated by reference to
                    Exhibit 3.2 of Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-1 filed with the Commission on October 2, 1996 (Registration No. 33-60380).

               27   Financial Data Schedule

         (b)   Reports on Form 8-K

         No reports were filed during the period for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 1996.


INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
---------------------------
Paul D. Meyer
Vice President, Finance