Form 10-K
period 1996-12-31
INTERLINK ELECTRONICS
filed 1997-03-24
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or
   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

   Commission file number:  0-21808

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                  77-0056625
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                   546 Flynn Road, Camarillo, California 93012
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (805) 484-8855

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock (Title of Class) Warrants (Title of Class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 18, 1997, based on the closing price on such date on the NASDAQ National Market System: $29,666,793.

     Number of shares of Common Stock outstanding as of March 18, 1997:
4,564,122.

                    Documents Incorporated by Reference

                                                Part of Form 10-K into
          Document                                which incorporated

Proxy Statement for 1997 Annual                        Part III
   Meeting of Shareholders

TABLE OF CONTENTS


Item of Form 10-K                                                        Page
-----------------------------------------------------------------------------

PART I

    Item 1.          Business                                               2

    Item 2.          Properties                                            12

    Item 3.          Legal Proceedings                                     13

    Item 4.          Submission of Matters to a Vote
                     of Security Holders                                   13

    Item 4(a).       Executive Officers of the Registrants                 13

PART II

    Item 5.          Market for the Registrant's Common                    14
                     Equity and Related Stockholder Matters

    Item 6.          Selected Financial Data                               15

    Item 7.          Management's Discussion and Analysis                  15
                     of Financial Condition and Results of
                     Operations

    Item 8.          Financial Statements and Supplementary                15
                     Data

    Item 9.          Changes in and Disagreements with Accountants         15
                     on Accounting and Financial Disclosure

PART III

    Item 10.         Directors and Executive Officers of                   15
                     the Registrant

    Item 11.         Executive Compensation                                16

    Item 12.         Security Ownership of Certain Beneficial              16
                     Owners and Management

    Item 13.         Certain Relationships and Related                     16
                     Transactions

PART IV

    Item 14.         Exhibits, Financial Statement Schedules               16
                     and Reports on Form 8-K

                                   PART I

Item 1.  Business

Force Sensing Technology

     Interlink Electronics, Inc.'s (the "Company" or "Interlink") force sensing technology transforms physical pressure applied to a sensor into a corresponding electronic response. Products incorporating a sensor using the Company's force sensing resistor ("FSR") devices can react to pressure when applied by any means--through human touch, a mechanical device, a fluid, or a gas. With supporting electronics, an FSR sensor can start, stop, intensify, select, direct, detect, or measure a desired response.

     FSR sensors measure relative pressure and, depending on their configuration and with supporting electronics, can measure the location at which the pressure is applied. A "basic" FSR sensor, such as the sensor used in an electronic drum device sold by the Company, detects the pressure of a drum stick applied to the device and accurately measures the intensity of the pressure applied, thereby enabling precise control of the drum sound. A second type of sensor is a "four zone" sensor with four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. Toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. A third type of FSR sensor, known as a touchpad, consists of a two-dimensional grid capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. This type of device is useful for functions such as handwriting input or computer cursor control. For example, with appropriate interface electronics, a computer pointing device can be driven by the movement of a finger on an FSR touchpad, while the "click" function could be activated by a temporary increase in pressure.

     Because FSR sensors can be as thin as one-hundredth of an inch thick and measure pressure rather than movement, they can be readily incorporated into sealed systems without moving parts. This makes FSR sensors particularly well suited to operation in harsh or abusive environments or where durability and long life are important. FSR sensor systems, when packaged in sealed environments, are operationally unaffected by most levels of moisture, environmental contaminants, vibration, or noise. In tests conducted by the Company, FSR sensors have retained their performance through tens of millions of actuations, even in adverse environments involving heat, moisture, and chemical contamination.

     FSR sensors can be designed in any shape. The thin profile of an FSR sensor enables easy integration into a wide variety of mechanical and electronic devices. An FSR product can contain as many as 256 individual
FSR sensors within a one-half-inch-square area, enabling a precise measurement of the location at which the pressure is applied.

     A force sensing resistor is described scientifically as a polymer thick film device that exhibits a decreasing electrical resistance with increasing force applied to the device surface. FSR sensors consist of two or more layers of plastic film, one or more layers supporting interdigitating electrodes (conductor patterns) and one or more layers supporting the proprietary, semiconductive polymer. The two types of substrate layer are arranged in opposition, and the surface contact between them creates an electrical connection. The application of pressure on the device increases the surface area over which the electrical contact occurs thereby decreasing electrical resistance. Any increase in pressure over a relatively broad range causes a proportional decrease in electrical resistance within the circuit that can be measured by standard electronic measuring devices, thereby translating variances in pressure into corresponding variances in an electronic signal. The ability of an FSR sensor to measure variances in pressure is accurate and repeatable in comparison to comparably priced products, allowing precise correlation between the amount of pressure applied to the sensor and the result in the operating system controlled by the sensor. In addition to its patented technology, the Company has developed a number of manufacturing process improvements that, while not subject to patent protection, are viewed as trade secrets by the Company, and are considered to have significant proprietary value.

Forward-Looking Statements

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation or orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward-looking statements contained in this document regarding industry trends, revenue, costs and margin expectations, product development and introductions and future business activities should be considered in light of these factors.

Product Applications
 General

     The capabilities and versatility of the force sensing technology offer opportunities in numerous markets including computer input, appliances, consumer electronics, aerospace, automotive, and industrial control and measurement. While this diversity of applications is viewed by the Company as an advantage, different kinds of applications call for different electronic or mechanical support efforts and often require separate sales and distribution channels. Also, sales volumes and profit margins can vary significantly from application to application. As a result, the Company has selected specific targeted applications based on its assessment of market need and size, effectiveness of distribution channels, support requirements, and potential profitability to the Company. These applications are not limited by industry or function but rather are determined by engineering and economic analysis that shows that force sensing technology offers a particularly functional, cost-effective or otherwise attractive solution to the particular product need.

     Prior to 1992, the Company's principal business was the manufacture and sale of FSR sensors made to customer specifications. During 1992, the Company changed its product focus to concentrate on the sale of complete sensor products and systems and now focuses in two areas, pointing device products based on the Company's proprietary VersaPoint technology and Custom Applications.

1. VersaPoint Technology

     For computer users, the two most common ways to enter data or give commands are "keying" (using regular "text entry" keys on a keyboard) and "pointing" (using a mouse or equivalent device, which may be stand-alone or installed in a keyboard). As both commercial and industrial computer systems have moved from text-based to graphics-based user interfaces, the need for pointing devices has increased. The Company believes that its force sensing technology is particularly well suited to this application because of its inherent ability to provide accurate control of both cursor movement and speed without any requirement for movement of the operator other than simple finger or thumb pressure. New computer technologies, such as computerized presentations, multimedia software, and the Internet, also require or support pointing and other non-text-based interface devices. Interlink Electronics, Inc.' force sensing technology, featuring a thin sensor profile, zero travel, and broad dynamic range characteristics, allows for the design of miniature joysticks, touchpads, and pressure buttons offering a user-friendly, cost-effective pointing solution and data entry method.

     To address these market  opportunities,  the Company has developed its proprietary VersaPoint and semiconductive touchpad technologies. The VersaPoint technology consists of a four-zone FSR sensor array and proprietary software and firmware that control cursor direction and speed. Depending on product design, computer function selection can be provided either by "clicking" separate buttons on the computer pointing device, or by sharply increasing pressure on the cursor control button itself. In November 1996 the Company introduced its semiconductive touchpad technology, VersaPad. With proprietary software and firmware, the user controls cursor direction and speed by sliding their fingertip across the touchpad surface. Clicking is performed by separate buttons or by tapping the touchpad surface.

Branded Products

     In 1992 the Company began the development of various stand-alone computer pointing devices based on its VersaPoint technology. Of these products, the SuperMouse device was introduced in November 1992, the DuraPoint ruggedized pointing device was introduced in February 1993, the ProPoint pointing device was introduced in February 1994, the RemotePoint cordless pointing device was introduced in August 1994, and the DeskStick and RemotePointPlus products were introduced in November 1995.

     The Company is continuing to develop distribution channels for its branded products. Current distribution consists of mass merchandiser outlets, including Circuit City Stores, Inc.,

Fry's Corporation, and Computer City and, distributors, such as Ingram Micro, catalogs and specialty resellers targeting corporate accounts. Marketing to these channels is accomplished by direct sales through Company employees and a network of independent sales representatives which has recently been established throughout the United States, Japan, Canada, and Mexico.

     SuperMouse The Company has designed and developed the SuperMouse device, an after-market mouse for the commercial and consumer market. It is targeted primarily at the notebook and other portable computer market in which the Company believes it has a competitive advantage as a result of its small size and its versatility (it can be used as a portable, desktop, or handheld mouse). The principal solutions offered for this after-sale market have been the trackball and the traditional mouse.

     ProPoint To address the presentation and multimedia market, in February 1994, the Company began shipping its ProPoint device, a handheld corded pointing device used to control cursor movement and function selection. The ProPoint product comes with 12 feet of cable and, with optional additional connecting cables, its range can be extended to up to 40 feet, making it useful not only as a personal cursor control device, but also as a presentation assistant for conference room size presentations.

     RemotePoint In order to satisfy the need for a cordless, remote pointing device to control desktop and conference room computer-based presentations, Interlink introduced its RemotePoint product in August 1994. The RemotePoint device is a handheld, infrared cordless cursor control device that has an effective range of up to 40 feet.

     RemotePointPlus At the Fall 1995 COMDEX show, Interlink introduced its RemotePointPlus product, a remote control computer cursor controller. With programmable buttons (enabling it to handle dozens of different user-defined functions), and a range of approximately 40 feet, it is designed to meet the needs of even the most sophisticated presenters.

     DeskStick Interlink's newest desktop mouse replacement, the DeskStick product, couples the advanced pointing stick technology previously available only in notebook computers with a very attractive price point, designed to meet the needs both of first time mouse users, and of those looking for a unique replacement mouse.

     DuraPoint Increasingly, industrial, technical and scientific machinery is being controlled by computers that incorporate pointing devices as a means of command input. In many of the environments in which such computers operate, resistance to moisture, chemicals and other contaminants is a requirement. Both a traditional mouse and trackball are vulnerable to contamination and malfunction from a variety of substances because they have exposed moving parts and because they cannot be contained within sealed systems. Also, machinery used in hospital operating rooms and some industrial plants must be "scrubbable" as a part of the normal cleaning and disinfecting process required in those environments.

     To address these needs, in February 1993 Interlink, began shipping its DuraPoint ruggedized pointing device. To the best of the Company's knowledge, its DuraPoint device was the first cursor control device designed to NEMA 4X, 6P, and 13 standards (industry association standards relating to the ability of an electronic device to operate under adverse environmental conditions). Independent testing to confirm compliance with NEMA standards has not been required by customers and has not been requested by the Company. The DuraPoint device can withstand a variety of harsh environments, such as direct water spray, debris, cleansers or even prolonged submersion. Interlink offers the DuraPoint device as either a stand-alone product or as a cursor control module that can be incorporated into an existing or planned control panel design. Sales channels consist primarily of industrial hardware and software distributors and bundling arrangements with industrial and medical equipment manufacturers.

OEM Remote Controls

     Since the development of its first hand-held pointing device ProPoint, Interlink has been selling its remote controls on an OEM basis, i.e. direct to the system manufacturer. With the introduction of the Interactive Remote Control ("IRC"), an infrared remote control with VersaPoint pointing technology and up to 30 additional function buttons, Interlink Electronics, Inc.' offers many remote control solutions to the OEM. Any of the ProPoint, RemotePoint, RemotePointPlus and IRC products can be purchased through a private label arrangement or each has been specifically designed to be easily customized to customer specifications. Interlink Electronics, Inc. also offers a circuit board level solution of its remote control/ pointing device technology.

Keyboard Integration

     Interlink offers a variety of alternatives to computer and keyboard manufacturers to purchase components for a pointing device installed in a keyboard or panel mounted. Historically, the Company has sold the basic sensor array for use with electronics supplied by others. More recently, however, it has focused on the sale of a complete VersaPoint-based sensor module incorporating both the sensor array and supporting firmware. When Interlink Electronics, Inc.' proprietary firmware is a part of the package, the actual electronic components may be sold or the technology may be licensed to the customer for manufacture by others. The Company's FSR sensors have been installed in keyboards for a variety of notebook, desktop, industrial and other computers. A computer pointing device can be incorporated in a keyboard as a separate component or can be installed under a regular text-entry or function key. Interlink Electronics, Inc. has developed a "plug and play" FSR pointing device, marketed under the trade name "MicroModule", that is available as a standard integrated product for installation in notebooks or other computers.

     Interlink's MicroModule, MicroJoystick and VersaPad computer pointing devices, and similar OEM systems are designed to be incorporated into notebook (and smaller) computer applications. Because the required FSR sensor array can be packaged in an enclosure approximately 0.2" thick, it can be incorporated at and just below the surface of the keyboard, and therefore it does not take up significant amounts of space or interfere with the installation of other components immediately below the keyboard surface.

2. Custom Applications

     The Company's Custom Applications Product Line consists of design, engineering and product development teams that incorporate its proprietary technology into specific custom products for individual OEM customers. Interlink's force sensing technology addresses many applications in this area. Because of the required design and development time, sales cycles typically range from four to 18 months and can be considerably longer. On the other hand, the result of a successful custom sale is usually a product that is regularly reordered by the customer over a considerable period of time.

     The principal advantages of force sensing technology that apply to the Company's other business areas also apply to its Custom Applications. The ability to produce sensors in a wide variety of shapes and sizes, detection of both the location and the intensity of pressure applied to the sensor, the zero-travel characteristic and the system's resistance to environmental damage are all attractive features for the Company's Custom Applications. In some cases, Interlink Electronics, Inc.' customers have determined that force sensing technology provides the only currently available solution to their sensor requirements.

     The Company has identified and is currently working with a variety of Custom Applications customers that are presently concentrated in the industrial and medical device industries: for example, it has developed a fail-safe sensor system for Varian Associates for use in a medical imaging device. As the heavy medical imaging device is lowered into contact with the patient, the FSR sensor functions as a safety bumper to prevent injury from excessive pressure of the device on the patient by halting the movement of the device when the selected level of pressure is reached. FSR sensors developed by Interlink Electronics, Inc. for Baxter Healthcare Corporation are incorporated in an infusion pump where the FSR sensor functions as a safety device to ensure proper placement of the intravenous tube in the pump head.

Sales and Marketing

     Historically, the Company sought to establish relationships with customers that require a sensor system for which its proprietary force sensing technology offers a particularly attractive solution and market advantage. As a part of such relationships, the Company would work with the customer to design an appropriate solution which the Company would then manufacture and supply. Over the past few years Interlink Electronics, Inc.' sales and marketing strategy has changed, as the Company has evolved from being merely a supplier of sensors into its present position as a designer and manufacturer of complete sensor systems. Today, the Company is focusing on integrating its patented force sensing technology with added electronic interfacing and mechanics in order to provide full "plug and play" solutions. With the introduction of the initial version of its SuperMouse device in late 1992, Interlink Electronics, Inc. entered the consumer product market. With its DuraPoint device, introduced the next year, the Company entered the industrial pointing device market. Its ProPoint, RemotePoint, DeskStick, and RemotePointPlus products, introduced in subsequent years, have built upon this foundation. The Company expects to continue to sell its products directly, as well as through distributors, value-added resellers, system integrators, mass merchandisers, and others.

     Computer Pointing Devices. Since 1990, Interlink has worked with a variety of keyboard and other computer and computer peripheral device manufacturers to supply sensors or sensor systems for installation in computers or peripheral devices. Sales cycles for OEM sales are relatively long--in part because a successful sale requires Interlink's sensors to be "designed in" to a customer product. Interlink's success with respect to such OEM sales is also heavily dependent on the business success of its customers or prospective customers. The Company has from time to time experienced difficulty, when rapidly falling computer and peripheral prices put pressure on many hardware manufacturers, including some of the Company's customers. The Company believes that OEM sales constitute an important part of its sales and marketing activity, and is devoting significant management and sales time to exploring OEM opportunities.

     In early 1995, Interlink revised its distribution strategy for its branded products by replacing its former distributor with a direct sales force consisting of both Company employees and independent sales representatives. The Company has established a network of sales representatives which covers the United States, Canada, and Mexico, and continues to closely monitor the results of their activities. In Europe, the Company is considering marketing these products through a non-exclusive master distributor, as well as through regional and local sales representatives. Interlink Electronics, Inc. is also actively exploring possible OEM bundling opportunities regarding these products. The Company's advertising expenditures regarding these products have thus far been relatively modest, with strong reliance on retailer cooperative advertising, favorable product reviews in leading computer publications, and word of mouth.

     The Company's DuraPoint ruggedized industrial pointing device, in its stand-alone configuration, is sold by a direct sales force, as well as through a network of industrial electronics distributors. Interlink supports its sales of DuraPoint products primarily through print advertising in industrial controls magazines, direct mail and demonstrations at trade shows.

     Custom Applications. Interlink sells its custom designed sensors through a direct sales organization. An integrated marketing approach, consisting of a direct mail campaign, media advertising, public relation campaigns, trade show participation, and telemarketing programs is managed by the Director of Marketing. The sales and marketing group is supported by a team of customer service specialists and order-entry personnel.

     An important part of the sales cycle for custom and modified standard products typically involves product development and design. In a new market or product application, there is often a need to design and engineer a solution for customers prior to entering a period of manufacturing. This process typically involves a period of four to seven months for turnkey solutions before volume production can begin. The Company usually charges the customer for design, development and tooling work during this period.
In an effort to compress development time, the Company develops product lines that are readily modifiable to meet customer specific requirements. This, in conjunction with Product and Project Management teams focused on the Company's targeted business segments, provides an efficiently responsive process to meet customer specific requirements.

International Operations

     Interlink Electronics K.K. In April 1994, the Company acquired an 80% ownership interest in Interlink Electronics K.K. ("IEKK"), a Japanese company which distributes and performs value added services regarding the Company's products in Japan. The president of IEKK is a former senior executive with Mitsubishi Petrochemicals Company, and has a number of years of experience working with Interlink Electronics, Inc. and its products. In 1996, IEKK's operations accounted for approximately 20% percent of Interlink Electronics, Inc.' consolidated revenues.

Licensees

     International Electronics & Engineering In September 1994, Interlink entered into several agreements with InvestAR, S.a.r.l., pursuant to which Interlink Electronics, Inc. transferred its entire ownership interest in
Interlink Electronics, Inc. Europe ("IEE"), a Luxembourg-based joint venture owned by Interlink Electronics, Inc. and InvestAR, to InvestAR in exchange for the 510,775 shares of Interlink common stock then held by InvestAR. These shares, representing approximately 13.3% of the Company's then-outstanding Common Stock, were returned to the Company, and reverted to the status of authorized, but unissued, shares. In addition to the stock transfer, the agreements also provided for continued technological cooperation between the Company and IEE, and for the payments of technology license royalties by IEE to the Company for sales by IEE outside of Europe of certain FSR-based automotive safety related sensors. Royalty revenues from IEE (which changed its name in 1995 to International Electronics & Engineering) were not material in 1995 or 1996.

     Toshiba Silicone In an agreement entered into in 1989, Toshiba Silicone Co., K.K. licensed from the Company the right to use Interlink's Force Sensing Resistor technology in applications for use with musical instruments. Thus far, the royalties from this license have not been material to the Company's revenues.

Manufacturing

     Production of FSR sensors is a relatively inexpensive and non-polluting process. The flexibility of the process allows Interlink to take advantage of changing market opportunities. FSR sensors are manufactured using screen printing techniques. All proprietary aspects of the manufacturing process are maintained in-house at Interlink, and at IEE, its European licensee, to maintain quality and protect the force sensing technology.

     While electronic screen printing is a common process in various technology industries, the quality and precision of printing required to make high-quality FSR sensors greatly exceeds the standards applicable in most other industries. The Company has developed significant expertise in the manufacture of FSR sensors, and believes this experience would be difficult to replicate over the short term. In the FSR manufacturing process, printed sheets of FSR semiconductor material and the corresponding conductor patterns are laminated to form the FSR sandwich structure using inexpensive sheet adhesives. The assembled sheets are die cut, and suitable connectors are attached.

     Readily available materials (substrates, films, polymer thick film inks) developed for other industries have proved unsuitable for the FSR manufacturing process. Interlink has worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of these materials are supplied to the Company on an exclusive basis. The raw materials are processed into their final form on site, using proprietary material and methods.

     The Company maintains agreements with several computer chip manufacturers pursuant to which they provide microcontrollers to it at guaranteed prices for use in or with Interlink's pointing devices. From time to time in the past, there have been unanticipated shortages in the number, and/or delays in the availability, of microcontrollers required in the Company's products. No past shortage has had a material effect upon the Company's ability to supply its products in commercial quantities. While the Company has taken a number of steps, including the development of additional chip suppliers, in order to attempt to reduce its prospective exposure, there can be no guarantee that a future chip shortage will not occur, and that, if one occurs, that it would not have an adverse effect upon the Company's operations.

     Interlink manufactures FSR sensors in its facility in Camarillo, California. This facility is capable of operating on a single, double, or triple shift basis, as volume dictates. The Company acquires the components of its FSR-based sensors from a number of sources within the United States. Some components for its VersaPoint products as well as the manufacture of some of these products are sourced from manufacturing companies located in the Far East and Mexico; their cost and availability are dependent upon a number of factors beyond the Company's control, including future currency exchange rates, and future political conditions in the countries in which the vendors are located.

     The Company's European licensee, IEE, also has a modern and well-equipped facility. This facility serves the European Community, and addresses the Company's customers' need for the security of a second possible manufacturing source.

Research

     Interlink's research effort falls into four categories: Intellectual Property, Materials and Processes, Prototype and Contract Research, and Special Applications. The research group continues to expand the Company's intellectual properties. The Company regularly files patent applications and continuations thereof to cover both new and improved methods of manufacturing FSR sensors, and new, non-FSR based technologies developed by the Company.

Product Development

     Product development for the Company is focused on developing custom, standard, and modified standard products. Custom and modified standard products are developed very selectively, when they are adequately funded, and when there are obvious long-term strategic benefits to the Company. Custom and modified standard products are primarily developed to meet the requirements specified by OEM customers for their unique applications of sensors using "force sensing resistor" technology. Standard or Branded product requirements are established using market analysis, evaluation and assessment to determine product differentiation and acceptance. Branded products are funded as defined by the Company's business plan, and developed to contribute to the Company's short and long-term business objectives. The Company's VersaPoint technology is used to develop standard products, primarily for computer pointing devices serving the OEM, consumer, and industrial markets.

Competition

     In the computer pointing device market, the Company competes with a number of sellers, including Microsoft, IBM, and Logitech (although Logitech is also a customer of the Company for some components (pointing sticks) of its products). A number of other companies manufacture touchpads, pointing sticks or remote control input devices, for a wide variety of applications. Many of the Company's competitors have greater financial and technological resources than does the Company, and may also have established relationships with customers, and enjoy economies of scale, that afford them a competitive advantage.

     In a variety of applications incorporating FSR sensors into complete products, the Company may also compete with the in-house capabilities of its larger customers to design and manufacture all or portions of FSR products. In addition, besides the major previously existing computer cursor pointing technologies (pointing sticks, mice and trackballs), a new touchpad technology has gained increased market acceptance over the last few years; several computer manufacturers which formerly used OEM pointing sticks have switched to OEM touchpads.

     The Company's FSR sensors compete with comparable sensors produced using a variety of other technologies. For applications that require only "on/off" capability without any force sensing capability, a wide variety of sensors exist, including membrane switches, capacitive sensors and mechanical switches, that compete with the Company's sensors in particular applications. Other kinds of "force sensing" technology include strain gauges, piezo sensors and conductive rubber. Each of these technologies have advantages and disadvantages that make it an attractive solution in certain applications and not in others. Strain gauges are extremely accurate but relatively expensive. Piezo sensors are generally comparable in price and accuracy to FSR sensors but measure instantaneous impact rather than force over a continuing period. Conductive rubber is a widely established technology but deteriorates more rapidly over time than do other force sensing technologies. The Company seeks to identify and pursue applications in which force sensing technology is a particularly attractive solution. Most sensors that compete with the Company's FSR sensors are widely available from a variety of sources.

Patents and Proprietary Rights

     Aspects of Interlink's technology are protected by more than 55 patents issued or pending in the United States and abroad, as well as trade secret and proprietary knowledge. Products incorporating the Company's force sensing technologies are sold under trademarks issued or pending in the United States and various other countries. Of the initial FSR patents granted (those covering the use of an uneven surface to produce variable resistance), the last patent granted will expire on February 9, 1999. The Company has continued its efforts to improve the design, formulation, and manufacture of its sensors; some of these improvements are maintained as trade secrets, while U.S. and foreign patents have been applied for with respect to others. Other patents, covering various apparatus, processes and methods related to the force sensing technology expire between 1998 and 2015. Various corresponding foreign patents will expire between this year and 2015. Patents covering various materials and processes used in the Company's current generation of products, as well as new devices for angle and displacement sensing, were granted during 1995 by the U.S. Patent Office. The Company has also filed U.S. and foreign patent applications regarding the design, and several key operating features, of its remote control products.

     While the Company believes its patents afford it some competitive advantage, such protection is limited by the resources available to the Company to identify potential infringements and to defend its rights against infringement. Furthermore, the extent of the protection offered by any patent is subject to determinations as to its scope and validity that would be made only in litigation. Therefore, there is no assurance that the Company's patents will afford meaningful protection from competition.

     The Company has also developed certain manufacturing processes and other methods of applying its patented technology that it protects as trade secrets. The Company believes these trade secrets are important for the effective and efficient use of the patented technology and that a competitor with a right to use the patented technology would be required to develop comparable manufacturing and other processes to compete effectively with the Company. The Company requires its employees to sign nondisclosure agreements and seeks to limit access to sensitive information to the greatest practical extent.

Employees

     The Company had eighty-five full-time employees in the United States as of December 31, 1996, eighty at its corporate offices and manufacturing facilities (including seven members of management), and five sales managers stationed at regional offices. Its Japan subsidiary had eight employees.

Item 2.  Properties

     The Company's corporate offices and manufacturing facilities are located in a 26,000 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until August 1998 and provides for an average monthly rent payment of $12,772.00. The Company believes that this facility will be adequate to meet its requirements. Its three regional sales offices operate out of leased facilities. Its Japan subsidiary, Interlink Electronics, Inc. K.K., leases office space in Tokyo.

Item 3.  Legal Proceedings

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4(a).        Executive Officers of the Registrant

Name                              Age        Position with Company

E. Michael Thoben, III            43         Chairman of the Board,
                                             President, Chief Executive
                                             Officer, and Director

David J. Arthur                   48         Senior Vice President--
                                             Operations

William A. Yates                  45         Senior Vice President--Sales
                                             and Marketing

Paul D. Meyer                     37         Chief Financial Officer,
                                             Secretary

Wendell W. Ritchey                57         Vice President--Product
                                             Development/Engineering
---------------

          E. Michael Thoben, III became Chief Operating Officer and a director of the Company in March 1990 and has been President of the Company since June 1990, Chief Executive Officer since February 1994, and Chairman of its Board of Directors since August 1994. Prior to that time, for 11 years, Mr. Thoben was employed by Polaroid Corporation, most recently as the manager of one of Polaroid's seven strategic business units on a worldwide basis. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and The Wharton School of Business.

          David J. Arthur has been Interlink Electronics, Inc.' Senior Vice President--Operations since May, 1995; prior to that, he served as the Company's Vice President, Manufacturing and Operations. Before joining the Company in October 1990, he held senior positions in materials, purchasing and manufacturing management with TRW Inc., North American Philips Corporation, and Amdahl Corporation. From 1987 to 1990, he served as Vice President of Manufacturing at Harman Electronics, Inc.

          William A. Yates became Interlink Electronics, Inc.' Senior Vice President--Sales and Marketing in May, 1995. Prior to joining the Company in 1990 as its Vice President, Sales and Marketing in 1990, Mr. Yates had served for nine years in increasingly senior sales positions with Polaroid Corporation's Industrial Products Division. Mr. Yates has over 23 years of sales and marketing experience with both small companies and large businesses, the latter including Carnation Company and Ortho Pharmaceutical Corporation. Mr. Yates holds a B.A. degree from the University of California at Berkeley.

          Paul D. Meyer joined Interlink Electronics, Inc. in December 1989 as Controller, became its Vice President--Finance in June, 1994, and its Chief Financial Officer in December 1996. From May 1988 to December 1989, he was Controller for Dix-See Sales Company. From September 1985 to May 1988, Mr. Meyer was Corporate Accounting Manager for Bell Industries. Mr. Meyer was initially employed at Price Waterhouse from 1983 to 1985. Mr. Meyer holds a B.A. degree in economics from the University of California at Los Angeles.

          Wendell W. Ritchey, the Company's Vice President--Product Development/Engineering, joined Interlink Electronics, Inc. in March 1994. Prior to joining the Company, he held senior management positions in research and development, engineering, and operations with ITT Power Systems. From 1991 to 1993, he served as Vice President, Engineering with Digital Sound Corporation, a developer of voice processing computers. Mr. Ritchey holds a B.S. degree from Tri-State College.

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters

          Historical Market Information. From its initial public offering on June 7, 1993 until September 14, 1995, the Company's Common Stock and Warrants were listed under the symbols "LINK" and "LINKW," respectively on the Nasdaq Small Cap Market. Since September 14, 1995, the Company's securities have been listed for trading on the Nasdaq National Market System under the same symbols.

The following table sets forth, for the periods shown, the high and low Nasdaq sales prices for the Common Stock:

     Year Ended December 31, 1996                   Low              High

     First Quarter..............................  $ 4.63           $  7.25
     Second Quarter.............................  $ 5.75           $  8.38
     Third Quarter..............................  $ 5.06           $  7.38
     Fourth Quarter.............................  $ 4.63           $  6.31

On February 25, 1997 the last reported sale price of the Common Stock on Nasdaq National Market was $7.375.

Number of Shareholders. As of February 25, 1997, the Company had approximately 1,600 holders of record. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

Dividend Policy. The Company has never paid cash dividends. It is the Company's intention to retain earnings, if any, to finance the operation and expansion of its business and therefore it does not expect to pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions, if any, under the terms of any debt obligations of the Company or equity securities issued by the Company.

Item 6.   Selected Financial Data

     The information required by this item is included on page F-1 of this Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included at pages F-2 to F-3 of this Report on Form 10-K.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is included at pages F-4 to F-16 of this Report on Form 10-K and as listed in Item 14 of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report on Form 10-K. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) beneficial ownership reporting compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership Of Certain Beneficial Owners And Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Not applicable

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements and Schedules

     The following documents are included in this Report on Form 10-K at the pages indicated:

                                                                 Page

Report of Independent Public Accountants                         F-4

Consolidated Balance Sheets at December 31, 1995 and 1996        F-5

Consolidated Statements of Operations for years ended
December 31, 1994, 1995 and 1996                                 F-6

Consolidated Statements of Shareholders' Equity for years F-7 ended December 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows for years ended
December 31, 1994, 1995 and 1996                                 F-8

Notes to Consolidated Financial Statements                       F-9-16

     No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

     (a)(2) Exhibits

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-1, Registration No. 33-60380 (the "Form S-1 Registration Statement").

     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2a of Post-Effective Amendment No. 8 to Registrant's Form S-1 Registration Statement.

     10.1 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement.**

     10.2 1993 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1a of the Form S-1 Registration Statement.**

     10.3   1996 Stock Incentive Plan.**

     10.4   Description of Interlink Electronics, Inc. Management
            Compensation Program.**

     10.5 Form of Promissory Note from Stuart Yaniger dated March 1993. Incorporated by reference to Exhibit 10.7 of the Form S-1 Registration Statement.

     10.6 Form of Amendment to Promissory Note from Stuart Yaniger. Incorporated by reference to Exhibit 10.7a of the Form S-1 Registration Statement.

     10.7 Technology Transfer Agreement between the Registrant and Franklin Eventoff dated as of December 23, 1987, and amendment thereto. Incorporated by reference to Exhibit 10.9 of the Form S-1 Registration Statement.

     10.8 Lease Agreement to lease premises in Camarillo, California dated January 25, 1993. Incorporated by reference to Exhibit 10.11a of the Form S-1 Registration Statement.

     10.9 License Agreement between the Registrant and Toshiba Silicone Co., Ltd. dated March 10, 1989. Incorporated by reference to
            Exhibit 10.14 of the Form S-1 Registration Statement.

     10.10 Joint Venture Agreement among the Registrant, InvestAR s.a.r.l., Interlink Electronics, Inc. Europe s.a.r.l. and IEE Finance s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.15 of the Form S-1 Registration Statement.

     10.11 Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics, Inc. Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to
            Exhibit 10.16 of the Form S-1 Registration Statement.

     10.12  Manufacturing  and Supply  Agreement  between the  Registrant and
            Interlink  Electronics,   Inc.  Europe  s.a.r.l.  dated  as  of
            November 7, 1989. Incorporated by reference to Exhibit 10.17 of the Form S-1 Registration Statement.

     10.13 Letter Agreement between the Registrant and InvestAR s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit
            10.18 of the Form S-1 Registration Statement.

     10.14 Agreement between the Government of Luxembourg, Interlink Electronics, Inc. Europe s.a.r.l., IEE Finance s.a.r.l., the Registrant and InvestAR s.a.r.l. dated December 18, 1989. Incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement.

     10.15 Agreement with InvestAR s.a.r.l. and ARBED S.A. (undated). Incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement.

     10.16 Agreement among the Registrant, Interlink Electronics, Inc. Europe s.a.r.l. and InvestAR s.a.r.l. dated as of December 14, 1990. Incorporated by reference to Exhibit 10.21 of the Form S-1 Registration Statement.

     10.17 Ink Technology Transfer Agreement between the Registrant and InvestAR s.a.r.l. dated December 11, 1992. Incorporated by reference to Exhibit 10.23 of the Form S-1 Registration Statement.

     10.18 Financing Agreement between the Registrant and InvestAR s.a.r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992. Incorporated by reference to Exhibit
            10.24 of the Form S-1 Registration Statement.

     10.19 Form of Confidentiality and Nondisclosure Agreement in relation with the Ink Technology Transfer Agreement (undated). Incorporated by reference to Exhibit 10.25 of the Form S-1 Registration Statement.

     10.20 Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11, 1992. Incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement.

     10.21  Financing   Agreement   between  the  Registrant  and  InvestAR
            s.a.r.l.  dated June 15,  1992.  Incorporated  by  reference to
            Exhibit 10.27 of the Form S-1 Registration Statement.

     10.22 Interlink Europe Financing Agreement between the Registrant and InvestAR s.a.r.l. dated April 7, 1993. Incorporated by reference to Exhibit 10.28 of the Form S-1 Registration Statement.

     10.23 Agreement between Zilog, Inc. and the Registrant date November 30, 1993. Incorporated by reference to Exhibit 10.34 of the Form S-1 Registration Statement.*

     10.24 Employment Agreement between the Registrant and E. Michael Thoben, III effective as of April 1, 1996.

     10.25 Employment Agreement between the Registrant and William A. Yates effective as of April 1, 1996.

     10.26 Employment Agreement between the Registrant and David J. Arthur effective as of April 1, 1996.

     21.1   Subsidiaries  of the  Registrant.

     24.1   Consent of Arthur Andersen.

     25.1   Power of Attorney (see page 20).

     27     Financial Data Schedule.

------------

* Confidential Treatment for portions of this agreement has been granted by the Commission.

**   This exhibit constitutes a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     Not applicable.

                                 SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERLINK ELECTRONICS, INC.


                                        By: E. MICHAEL THOBEN, III
                                           ------------------------------------
                                        E. Michael Thoben, III
                                        Chairman of the Board, President,
                                        Chief Executive Officer

Dated: March 20, 1997

                             POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below appoints E. Michael Thoben, III and Paul D. Meyer as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                       Date

E. MICHAEL THOBEN, III
-----------------------------      Chairman of the Board,      March 20, 1997
E. Michael Thoben, III             President, Chief
                                   Executive Officer
PAUL D. MEYER
-----------------------------      Chief Financial Officer     March 20, 1997
Paul D. Meyer                      and Secretary

GEORGE GU
-----------------------------      Director                    March 20, 1997
George Gu

EUGENE F. HOVANEC
-----------------------------      Director                    March 20, 1997
Eugene F. Hovanec

CAROLYN MACDOUGALL
-----------------------------      Director                    March 20, 1997
Carolyn MacDougall

MERRITT LUTZ                       Director                    March 20, 1997
-----------------------------
Merritt Lutz

INTERLINK ELECTRONICS, INC.

SELECTED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)
The following selected financial data should be read in conjunction with the financial statements and the related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein:

                                                                   Year Ended December 31,
                                                     ----------------------------------------------------
                                                      1992       1993        1994         1995     1996
                                                     ------     ------      ------       ------   ------
Statement Of Operations Data:
Revenues:
   Product sales                                      $2,577     $4,362      $7,797   $ 10,741   $ 13,485
   Contract development                                  450          -           -          -          -
                                                    --------    -------     -------    -------    -------

     Total revenues                                    3,027      4,362       7,797     10,741     13,485
                                                     -------    -------     -------    -------    -------

Cost of revenues                                       1,754      2,657       4,094      5,252      7,028
                                                     -------    -------     -------    -------    -------
     Gross profit                                      1,273      1,705       3,703      5,489      6,457
                                                     -------    -------     -------    -------    -------

Operating expenses:
   Product development and research                      443        782       1,011        897      1,234
   Selling, general and administrative                 2,564      3,954       3,887      4,524      4,617
                                                     -------    -------     -------    -------    -------
     Total operating expenses                          3,007      4,736       4,898      5,421      5,851
                                                     -------    -------     -------    -------    -------

Operating income (loss)                               (1,734)    (3,031)     (1,195)        68        606
                                                     -------    -------     -------    -------    -------

Other income (expense):
   Debt conversion expense                                 -       (450)          -           -         -
   Units issued in connection with bridge loans            -       (550)          -           -         -
   Interest expense                                      (79)       (84)        (37)       (60)      (118)
   Minority interest                                       -          -           -         41          -
   Other                                                 496        175         155        101         27
   Gain from sale of interest in European
     Joint Venture                                         -          -       3,380          -          -
                                                     -------    -------     -------    -------    -------

     Total other income (expense)                        417       (909)      3,498         82        (91)

Net income (loss)                                    $(1,317)   $(3,940)    $ 2,303    $   150    $   515
                                                     =======    =======     =======    =======    =======

Earnings (loss) per share                            $ (5.29)   $ (1.80)    $   .49    $   .04    $   .12



                                                                          December 31,
                                                     ----------------------------------------------------
                                                      1992       1993        1994         1995     1996
                                                     ------     ------      ------       ------   ------
Balance Sheet Data:
Working capital (deficiency)                         $  (286)   $ 3,631     $ 2,140    $ 6,353    $ 8,969
Total assets                                           2,222      5,871       5,185     10,187     13,185
Short term debt                                        1,174         36         251        255        403
Deferred licensing income                                180        144           -          -          -
Long term debt and capital lease obligations             530        128         121        672        850
Shareholders' equity (deficit)                       $  (313)   $ 4,454     $ 3,651    $ 7,589    $ 9,969


                        INTERLINK ELECTRONICS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents, as a percentage of total revenues, certain selected consolidated financial data of each of the three years in the period ended December 31, 1996.

-------------------------------------------------------------------------------
                                      1994              1995            1996
-------------------------------------------------------------------------------
Revenues:
  Computer  pointing devices           66%               74%             86%
  Custom applications                  34                26              14
    Total revenues                    100               100             100

Gross profit                           48                51              48

Operating expenses:
  Product development and              13                 8               9
    research
  Selling, general and                 50                42              34
    administrative
    Total  operating expenses          63                50              43

Operating income(loss)                (15)                1               5

Other income (expense)                  2                 -              (1)
Sale of interest in European JV        43                 -               -

Net income                             30                 1               4

-------------------------------------------------------------------------------

     Revenues increased 26% from $10.7 million in 1995 to $13.5 million in 1996. As compared to 1994, 1995 revenues grew 38% from $7.8 million in 1994. The revenue growth is a result of the Company's focus on developing and marketing computer pointing device products based on the Company's
VersaPoint technology. Revenues from this product line grew from $5.2 million in 1994 to $7.9 million in 1995 and to $11.6 million in 1996. The primary products within this product line are: PortaPoint, introduced in late 1992 (renamed SuperMouse in early 1994); DuraPoint, introduced in early 1993, ProPoint, introduced in early 1994, the Integrated Pointing Stick, introduced in late 1993; the MicroModule, introduced in early 1994; RemotePoint, introduced in late 1994; RemotePoint Plus, DeskStick and IRC introduced in late 1995. Because of the Company's focus on pointing device products, sales in the Custom Applications product line have recorded nominal growth; growing 10% from $2.6 million in 1994 to $2.8 million in 1995 and recorded a decline of 33% to $1.9 million in 1996. The Company expects that the Custom Applications product line will continue to show minimal or negative growth.

     The improvement of gross profit to 51% in 1995 from 48% in 1994 was a reflection of: a) the shift in revenue mix toward the Computer Pointing Devices product line which carries a relatively higher profit margin; b) the Company's successful efforts to develop low-cost overseas producers of the Company's Branded Products, as volume justifies; c) the relatively low usage of FSR manufacturing capacity, thus as revenue has risen fixed manufacturing costs have remained relatively constant. In 1996 the gross profit margin declined to 48% due to a greater mix of high volume, OEM sales as compared to prior periods. During the periods presented the Company has not experienced meaningful price erosion in its Computer Pointing Devices product line.

     Product development and research expense decreased from $1 million in 1994 to $897,000 in 1995 and increased in 1996 to $1.2 million. The 1994 expense was spent developing RemotePoint and the

MicroJoystick. The Company was able to achieve a decrease in the 1995 expense as the products developed in 1995, RemotePoint Plus, IRC and DeskStick are essentially line extensions to the products developed in the previous year. In 1996 development costs increased to support greater OEM sales, which require more engineering resources, and to develop the touchpad technology.

     On a percentage of sales basis, the Company has achieved a decline in SG&A costs from 50% in 1994, to 42% in 1995 to 34% in 1996. This decline results from amortization of fixed SG&A costs over a greater base of sales and the shift in product mix toward OEM sales.

     The Company recorded a profit from operations of $68,000 in 1995 and $606,000 in 1996 versus an operating loss of $1.2 million in 1994. These improvements were achieved by strong revenue and profit margin growth from the Company's key focus area, Computer Pointing Devices and successful cost management of product development and marketing costs.

     The revenue growth in the Company's Computer Pointing Device product line, and operating cost control contributed to achieve 1996 net income of $515,000, a $365,000 improvement over 1995 net income of $150,000. 1994's results included a one time gain of $3.4 million associated with the sale of the Company's interest in IEE. Thus, without that gain, 1995 results showed a $1.2 million improvement as compared to 1994.

Liquidity and Capital Resources

     Working capital at December 31, 1996, was $8.9 million versus $6.4 million at the end of 1995. The $2.5 million increase results from the positive results from operations and from proceeds of the exercise of Warrants.

     In 1996 operations consumed $1.3 million of available cash due to increased customer receivables and inventory requirements necessitated by the revenue growth.

     1996's investing activities consisted of purchases of manufacturing equipment and the upgrade of computer hardware for the Company's management information system.

     In 1996 the Company negotiated an increase in the maximum available on its bank line of credit to $1.5 million (the line was unused at December 31, 1996). Additionally, the Company has a $1.8 million equipment lease line from a leasing company of which approximately $1.3 million had been drawn by year end. A secondary offering of equity securities or the exercise of outstanding warrants and options are potential sources of equity capital that may be available to the Company. Management believes that forecasted cash requirements for the next twelve months can be met from existing cash and invested cash balances. However, an unforeseen downturn of results in sufficient magnitude could effect the Company's ability to meet that forecast.

                  Report of Independent Public Accountants


To the Board of Directors of Interlink Electronics, Inc.:

We have audited the accompanying  consolidated  balance sheets of Interlink
Electronics, Inc. (a Delaware corporation) and its subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 1997

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
                                                               December 31,
                                                             1995        1996
                                                           --------    --------
Assets

Current assets:
   Cash and cash equivalents                               $  3,496    $  3,767
   Accounts receivable, less allowance for doubtful
     accounts of  $233 and $310 in 1995
     and 1996, respectively                                   2,360       3,649
   Inventories                                                2,184       3,634
   Prepaid expenses and other current assets                    239         285
                                                           --------    --------

     Total current assets                                     8,279      11,335
                                                           --------    --------

Property and equipment, net                                   1,160       1,143
Patents and trademarks, less accumulated
   amortization of $375 and $453
   in 1995 and 1996, respectively                               368         439
European marketing rights                                       225         150
Other assets                                                    155         118
                                                           --------    --------

Total assets                                               $ 10,187    $ 13,185
                                                           ========    ========
Liabilities And Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                        $    255    $    403
   Accounts payable                                           1,270       1,146
   Accrued payroll and expenses                                 401         817
                                                           --------    --------

     Total current liabilities                                1,926       2,366
                                                           --------    --------

Long-term debt, net of current portion                          159         235
Capital lease obligations, net of current portion               513         615

Commitments and contingencies                                  --          --

Shareholders' equity:
   Common stock (40,000 shares authorized,
    4,255 and 4,515 outstanding at December 31,
     1995 and 1996, respectively)                            18,880      20,768
   Accumulated deficit                                      (11,291)    (10,799)
                                                           --------    --------

     Total shareholders' equity                               7,589       9,969
                                                           --------    --------
Total liabilities and shareholders' equity                 $ 10,187    $ 13,185
                                                           ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      Year Ended December 31,
                                             ------------------------------------------
                                                  1994          1995            1996
                                                -------        ------          ------
Revenues                                     $     7,797    $    10,741     $    13,485

Cost of revenues                                   4,094          5,252           7,028
                                             -----------    -----------     -----------

Gross profit                                       3,703          5,489           6,457

Operating expenses:
   Product development and research                1,011            897           1,234
   Selling, general and administrative             3,887          4,524           4,617
                                             -----------    -----------     -----------

     Total operating expenses                      4,898          5,421           5,851
                                             -----------    -----------     -----------

Operating income (loss)                           (1,195)            68             606
                                             -----------    -----------     -----------

Other income (expense):
   Interest expense                                  (37)           (60)           (118)
   Minority interest                                   -             41               -
   Other income                                      155            101              27
   Gain on sale of interest in European
     joint venture                                 3,380              -               -
                                             -----------    -----------     -----------

     Total other income (expense)                  3,498             82             (91)
                                             -----------    -----------     -----------


Net income                                   $    2,303     $       150     $       515
                                             ==========     ===========     ===========

Earnings per share                           $       .49    $       .04     $       .12
                                             ===========    ===========     ===========

Weighted average number of common
shares outstanding                                 5,810          3,957           4,387
                                             ===========    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)


                                                Common Stock         Accumulated         Total Shareholders'
                                              Shares      Amount       Deficit                  Equity
                                             --------    --------    -----------         -------------------

Balance, December 31, 1993                      3,760    $ 18,099    $   (13,645)              $  4,454
     Issuance of shares upon exercise
       of employee stock options                  109         315              -                    315
     Surrender and retirement of shares
       in conjunction with sale of
       interest in European Joint Venture        (511)     (3,400)             -                 (3,400)
       Cumulative translation adjustment            -           -            (21)                   (21)
     Net income                                     -           -          2,303                  2,303
                                                -----    --------    -----------               --------

Balance, December 31, 1994                      3,358      15,014        (11,363)                 3,651

     Issuance of shares upon exercise
        of employee stock options                 185         609              -                    609
     Issuance of shares upon exercise
        of stock warrants                          12          92              -                     92
     Proceeds from private placement, net         700       3,165              -                  3,165
     Cumulative translation adjustment              -           -            (78)                   (78)
       Net income                                   -           -            150                    150
                                                -----    --------    -----------               --------

Balance, December 31, 1995                      4,255      18,880        (11,291)                 7,589

     Issuance of shares upon exercise
        of employee stock options                  36         152              -                    152
     Issuance of shares upon exercise
        of stock warrants                         224       1,736              -                  1,736
     Cumulative translation adjustment              -           -            (23)                   (23)
       Net income                                   -           -            515                    515
                                                -----    --------    -----------               --------

Balance, December 31, 1996                      4,515    $20,768     $   (10,799)              $  9,969
                                                =====    ========    ===========               ========



The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                                            Year Ended December 31,
                                                                 -----------------------------------------
                                                                    1994             1995         1996

Cash flows from operating activities:
     Net income                                                   $  2,303         $   150      $    515
     Adjustments to reconcile net income to
       net cash used for operating activities:
         Gain from sale of interest in JV                           (3,400)              -             -
         Deferred licensing income                                    (144)              -             -
         Provisions for bad debts                                       95              91            77
         Depreciation and amortization                                 300             445           602
         Changes in operating assets and liabilities:
           Accounts receivable                                        (179)           (938)       (1,366)
           Inventories                                                (295)         (1,339)       (1,450)
           Prepaid expenses and other current assets                   (42)           (193)          (46)
           Other assets                                                (15)            (41)           37
           Accounts payable                                           (420)            711          (124)
           Accrued payroll and expenses                                 (2)           (202)          416
                                                                  --------         -------      --------

           Net cash used for operating activities                   (1,799)         (1,316)       (1,339)
                                                                  --------         -------      --------

Cash flows from investing activities:
     Net sales of marketable securities                              1,125             464             -
     Purchases of property and equipment                              (682)           (510)         (432)
     Acquisition, net of cash acquired                                  78               -             -
     Costs of patents and trademarks                                   (61)           (170)         (149)
                                                                  --------         -------      --------

           Net cash (used for) provided by
                    investing activities                               460            (216)         (581)
                                                                  --------         -------      --------

Cash flows from financing activities:
     Borrowings on bank line of credit                                 200             100             -
     Payments on bank line of credit                                     -            (300)            -
     Borrowings on note payable to bank                                 48              97           180
     Payments on note payable to bank                                   (4)            (18)          (57)
     Proceeds from sale/leaseback                                        -             788           478
     Principal payments on Tech Transfer Agreement                     (36)            (38)          (43)
     Principal payments on capital lease obligations                     -             (74)         (232)
     Due from shareholders                                              85              49             -
     Proceeds from issuance of common stock, net                       315           3,866         1,888
                                                                  --------         -------      --------
              Net cash provided by financing activities                608           4,470         2,214
                                                                  --------         -------      --------

Effect of exchange rate changes on cash                                (21)            (78)          (23)
                                                                  --------         -------      --------
Increase (decrease) in cash and cash equivalents                      (752)          2,860           271
Cash and cash equivalents
   at beginning of period                                            1,388             636         3,496
                                                                  --------         -------      --------
Cash and cash equivalents
   at end of period                                               $    636         $ 3,496      $  3,767
                                                                  ========         =======      ========
Supplemental disclosures of cash flow information:
    Interest paid                                                       37              60           111
    Income taxes paid                                                    1               2             1




The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31,1993, 1994 and 1995

1.   Summary of Significant Accounting Policies

Interlink Electronics (the "Company") was incorporated in the State of California on February 27, 1985 and reincorporated in the State of Delaware on July 10, 1996. The Company is engaged in the development and manufacture of products and components incorporating Force Sensing Resistors.

Consolidation Policy - The consolidated financial statements include the accounts of the Company and its majority owned Japanese subsidiary. All material intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Foreign Currency Transactions - The accounts of the Company's foreign subsidiary have been translated according to the provisions of Statement of Financial Accounting Standards No. 52. Gains and losses resulting from translation of the foreign financial statements are included in shareholders' equity. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statement of operations for the period in which they occur.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market and includes material, labor, and factory overhead. Cost is determined using the average cost method.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is made based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to operations.

Patents and Trademarks - The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 1994, 1995 and 1996 was, $52,000, $60,000 $78,000,
respectively.

Income Taxes - The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this statement, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements (see Note 12).

Earnings Per Share - Earnings per share is based upon the weighted average number of shares outstanding and common stock equivalents. (See Note 10)

Accounts Receivable - Increases to the allowance for doubtful accounts totaled $95,000, $91,000 and 77,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Write-offs against the allowance for doubtful accounts totaled $27,000, $12,000 and none for the years ended December 31, 1994, 1995 and 1996, respectively.

Reclassifications - Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2.   Inventories

Inventories consisted of the following (in thousands):

                                                   December 31,
                                         ----------------------------
                                             1995             1996
                                         -----------      -----------
Raw material                               $   1,087       $    2,120
Work in process                                  573              529
Finished goods                                   524              985
                                           ---------       ----------

Total inventories                          $   2,184       $    3,634
                                           =========       ==========

3.   Property And Equipment

Property and equipment consisted of the following (in thousands):

                                                           December 31,
                                                    --------------------------
                                                       1995            1996
                                                    ---------       ----------
Furniture, machinery and equipment                  $   2,172       $    2,588
Leasehold improvements                                    127              143
                                                    ---------       ----------
                                                        2,299            2,731
Less accumulated depreciation and amortization         (1,139)          (1,588)
                                                    ---------       ----------

Property and equipment, net                         $   1,160       $    1,143
                                                    =========       ==========

Depreciation and amortization expense charged to operations amounted to $173,000, $314,000 and 449,000 for the years ended 1994, 1995, and 1996, respectively. Property and equipment under capital leases had a net book value of $673,000 and $991,000 at December 31, 1995 and 1996 respectively.

4.   Investment In Joint Venture

In November 1989, the Company and a Luxembourg entity ("the JV Partner") formed a joint venture in Luxembourg for the purpose of manufacturing and marketing Force Sensing Resistor products in the European Economic Community. The Company contributed $2 million to Interlink Electronics Europe (the "JV") in exchange for a 50% ownership interest in the JV. Simultaneously, the JV purchased the rights to use the Company's technology in Europe for $2 million. Generally accepted accounting principles required the deferral of the investment and the related $2 million gain on the sale of technology because of the Company's continued involvement with the JV. Accordingly, the investment was recorded at no value.

In June 1992, December 1992, and April 1993, the JV Partner invested an additional $1.5 million (45,000 shares), $500,000 (15,000 shares) and $850,000 (30,000 shares) in the JV, respectively, increasing their ownership percentage to 69%.

The Company's interest in the JV was accounted for under the equity method of accounting. Summarized financial data for the JV were as follows:

                                         (In Thousands)
                                          December 31,
                                   ---------------------------
                                     1992               1993
                                   ---------         ---------
Net sales                          $     418         $     920
Net loss                              (2,114)           (2,133)

Working capital                         (706)           (2,298)
Total assets                           1,496              1,314
Total liabilities                      2,691              4,497
Shareholders' deficit              $  (1,195)        $   (3,183)

Because the Company had recorded the investment at no value and the Company was not liable for the obligations of the JV nor was it otherwise committed to provide any further financial assistance to the JV, it was not required to recognize any of the JV's losses.

In December of 1992, the Company sold the JV additional rights to the technology for $500,000 in cash. Given the Company's 36% ownership interest in the JV at that time, that portion of the gain ($180,000) was deferred and was to be amortized over five years. The balance of $320,000 is included in licensing, royalties and other income in the statement of operations in 1992. Because of the Company's sale of its interest in the JV in 1994, the remaining unamortized balance of the deferred gain was included in other income in 1994.

In 1993, the Company repurchased from the JV the rights to market pointing device products to the European Community for cash payment of $375,000 which is recorded as an asset and amortized over five years.

On September 26, 1994 the Company sold its interest in the JV to the JV partner. As payment, the JV partner surrendered its 510,775 common shares of the Company and agreed to pay a royalty to the Company on certain product sales by the JV outside of Europe and certain other designated territories. The shares received, which constituted approximately 13% of the Company's outstanding shares, were appraised at $3.4 million (after allowing for a discount for the relatively large number of shares received in relation to the total outstanding shares) and were immediately retired. As the Company had carried the investment in the JV at no value, the Company recorded a gain of $3,380,000 (net of transaction fees). The gain on the sale of the JV is included in other income (expense) in the accompanying statement of operations and represents net income of $.58 per share for the fiscal year ended 1994.

5.   Acquisition Of Japanese Subsidiary

On April 1, 1994, the Company acquired an 80% interest in Interlink Electronics KK for $8,000 in cash. Interlink Electronics KK is located in Tokyo, Japan and is a distributor and value-added manufacturer of FSR-based products. The acquisition has been accounted for as a purchase and the results of Interlink Electronics KK have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired ($428,000) and the liabilities assumed ($476,000). This allocation resulted in goodwill of approximately $58,000 which is being amortized over 15 years. Pro forma results of the acquisition, assuming it had been made at the beginning of the year, would not be materially different from the results reported.

6.   Short-Term Borrowings

The Company maintains a revolving line of credit agreement with a bank with a maximum amount of the lessor of $1,500,000 or 70% of eligible accounts receivable, as defined in the agreement. The loan carries an interest rate of the bank's interest rate plus 1% (9.25% at December 31, 1996) and matures in May 1997. The loan is secured by all of the Company's assets and requires the Company to meet certain financial covenants, all of which were satisfied at December 31, 1996. At December 31, 1996, the Company was eligible to utilize $1,300,000 on the loan, of which none had been drawn. Selected information regarding short-term borrowings are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1995             1996
                                                       ------           ------
Average daily borrowings (000's)                        $  106           $   0
Maximum daily borrowings (000's)                        $  300           $   0
Weighted average interest rate during year                10.7%            N/A

7.   Long-Term Debt and Capital Leases

Bank loans - The Company's Japan subsidiary, Interlink Electronics KK, maintains unsecured small business loans with three banks totaling $248,000. The loans carry a weighted average interest rate of 2.5% and are payable in monthly installments through the year 2002. The combined balance outstanding as of December 31, 1995 and 1996 was $125,000 and $248,000, respectively.

Technology Transfer Agreement - In December 1987, the Company purchased certain patents and related technology from its founder. Under the Technology Transfer Agreement, the Company is obligated to pay the greater of $4,000 per month or 1% of monthly gross sales of products related to the purchased technology. The term of the agreement is from January 1988 to December 1997. Minimum obligations under the agreement have been recorded at their present value utilizing an interest rate of 8.25% ($88,000 and $46,000 at December 31, 1995 and 1996, respectively).

Capital lease obligations - The Company has an equipment financing agreement with a leasing company to provide for the purchase of equipment of up to $1.8 million. As amounts are drawn on the line, the funded amount is converted to a note payable with a standard payment schedule of up to 42 months at an imputed interest rate of 11.5%. As of December 31, 1996, the Company had utilized and converted $1,266,000 of the line to notes payable.

At December 31, 1996, scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):
                                                      Debt          Leases
                                                    --------       -------
1997                                                $    100       $   436
1998                                                      57           436
1999                                                      58           207
2000                                                      49            35
2001                                                      23             -
There after                                               27             -
                                                    --------       -------
                                                         314         1,114
Less amount representing interest                        (21)         (154)
                                                    --------       -------
Present value of minimum payments                        293           960
Current portion                                          (58)         (345)
                                                    --------       -------
Long term portion                                   $    235       $   615
                                                    ========       =======

8.   Capitalization

Preferred Stock - The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. As of December 31, 1996, none were outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preference as may be fixed and determined by the Board of Directors.

Common Stock - The Company is authorized to issue 40,000,000 shares of Common Stock.

In March 1993, the shareholders approved a 1 for 5 reverse stock split of the Company's Common Stock. All share and per share data have been retroactively restated to reflect this change.

In April 1995, the Company completed a private placement of 700,000 shares of common stock and 46,668 warrants. The warrants are exercisable at $8.25 and expired on June 7, 1996. The Company received gross proceeds of $3.5 million (before offering expenses and placement agent fees totaling $335,000). In conjunction with the offering, the placement agents also received 60,000 warrants. These securities were registered with the Securities and Exchange Commission under an S-3 Registration Statement effective July 17, 1995.

In June 1996, 223,723 warrants, with an exercise price of $8.25, were exercised. The Company received net proceeds of $1.74 million after deducting offering costs. The remaining 1,673,891 warrants from this class expired in accordance with their terms.

Units - In June 1993, the Company completed an initial public offering raising $7,102,000 net of expenses, through the sale of 1,553,000 Units. Each Unit consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock at $8.25.

9.   Stock Warrants And Stock Options

At December 31, 1996, the Company had the following Common Stock Warrants outstanding:

Number of                     Exercise                          Expiration
 Shares                        Price                               Date

135,000                         $6.60                          June 4, 1998
135,000                          8.26                          June 4, 1998

Under the terms of the Company's Option Plans, officers and key employees may be granted nonqualified or incentive stock options and outside directors and independent contractors of the Company may be granted nonqualified stock options. The aggregate number of shares which may be issued under the plans is 2,006,000. Outstanding options under the plans vest in various increments through December, 1997. Information concerning stock options under the plans is summarized as follows:

                                                                             (In Thousands)
                                                                 --------------------------------------
                                                                           Year Ended December 31,
                                                                 --------------------------------------
                                                                   1994            1995          1996
                                                                  ------          ------        ------
Options outstanding, beginning of period                             477           1,063         1,219
   Options granted (weighted average price of                        715           1,236           393
     $7.50, $5.19 and $5.76 in 1994, 1995 and
     1996, respectively )
   Options exercised (weighted average price                        (109)           (185)          (36)
    of $2.84, $3.29 and $4.23 in 1994, 1995 and
    1996, respectively)
   Options canceled                                                  (20)           (895)         (144)
                                                                ---------       --------      --------

Options outstanding, end of period                                  1,063          1,219         1,432
                                                                =========       ========      ========

Options exercisable                                                   464            613           958
                                                                =========       ========      ========

Option price                                                                    $1.25 to $9.13


The Company accounts for the plan under Accounting Principles Board Opinion No. 25 under which no compensation cost is recognized for employee stock option grants. If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net income (loss) would have been as follows:

                                           (In Thousands Except Per Share Data)
                                                  1995              1996
         Net income (loss):
           As reported                           $   150            $  515
           Pro forma                              (2,166)             (213)

         Earnings (loss) per share:
           As reported                           $   .04            $   .12
           Pro forma                                (.55)              (.05)

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used in 1995 and 1996: risk-free interest rates of 6.3 percent; expected life of four years; no expected dividend yield; and a volatility measure of 59%.

10.  Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the periods presented plus (in periods of which they have a dilutive effect) the effect of common shares contingently issuable from options and warrants.

Common stock equivalents are calculated using the modified treasury stock method. Under the modified treasury stock method, the proceeds from the assumed conversion of options and warrants are used first to repurchase up to a maximum of 20% of the outstanding shares, second to retire debt and third, invested in government securities. Accordingly, interest expense and/or interest income is adjusted on a proforma basis.

The following table contains information necessary to calculate earnings per share:

                                                                 (In Thousands Except Per Share Data)
                                                                -------------------------------------
                                                                         Year Ended December 31,
                                                                -------------------------------------
                                                                    1994        1995         1996
                                                                   ------      ------       ------
Weighted average common and common equivalent shares:
   Weighted average shares outstanding                              3,678        3,957        4,388
   Weighted average share equivalents                               2,132            - (1)        -(1)
                                                                ---------    ---------    ---------
     Weighted average common and common
       equivalent shares                                            5,810        3,957        4,388
                                                                =========    =========    =========

Net income for per share calculation:
     Net income                                                 $   2,303    $     150    $     515
     Adjustment per modified  treasury stock method
           calculation                                                570            -            -
                                                                ---------    ---------    ---------

       Net income for per share calculation                     $   2,873    $     150    $     515
                                                                =========    =========    =========

     Earnings per share                                         $     .49    $     .04    $     .12
                                                                =========    =========    =========

------------------------------
(1) Common stock equivalents were anti-dilutive and thus were not included in the calculation.

11.  Lease Commitments

The Company leases its main facility and certain equipment under operating leases expiring through 1999. Rent payments totaled approximately $120,000, $153,000 and $227,000 in 1994, 1995 and 1996, respectively.

Minimum lease commitments are summarized as follows (in thousands):

Year
----
1997                          $  228
1998                             109
1999                               1
                              ------
                              $  338


12.  Income Taxes

Under Section 382 of the Internal Revenue Code, net operating losses are limited when, on a cumulative basis over a three-year period, the holdings of certain shareholder groups owning more than 5% of the Company have changed more than 50%. On December 23, 1987, the Company experienced a greater than 50% change in ownership. As a result, the Company's utilization of net operating loss carryforwards generated prior to that date of $1,316,000 is limited to $126,000 per year, for federal income tax purposes, through 1998. Utilization of state net operating losses generated prior to December 23, 1987 of $706,000 is limited under the same rules. However, for the tax years 1991 and 1992, the State of California suspended the use of net operating loss carryforwards. As of December 31, 1996, the Company has federal and state income tax net operating loss carryforwards of approximately $10,489,000 expiring through 2009 and $3,544,000 expiring through 1999, respectively.

On  September  26,  1994,  the  Company  sold  its  interest  in  Interlink
Electronics Europe (see Note 4). This transaction may have caused an additional "change of ownership" under Section 382 of the Internal Revenue Code. In the event that such a change is deemed to have occurred, the Company's net operating losses will be limited. The Company has research and development tax credit carryforwards of approximately $200,000 and $260,000 at December 31, 1995 and 1996, respectively. The Company has total net deferred tax assets as follows:

                                                  (In Thousands)
                                               -------------------
                                                 1995        1996
                                                ------      ------
Deferred tax assets:
   Net operating loss carryforward             $  4,149   $  3,896
   Vacation accrual                                  67         59
   Allowance for bad debts                           82        114
   Other                                            114        306
                                               --------   --------
     Total deferred tax assets                    4,412      4,375

Deferred tax liabilities:
   Other, net                                         -          -
                                               --------   --------

Total net deferred assets                         4,412      4,375
Valuation allowance                              (4,412)    (4,375)
                                               --------   --------

     Total                                     $      -   $      -
                                               ========   ========

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that if some portion or all of the deferred tax asset will not be recognized. There is no assurance that the Company will continue to be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1995 and 1996.


13.  Related Party Transactions

The Company has an agreement with its founder to provide consulting services to the Company at $48,000 per year through December 1997.

In June 1994, the former Chairman of the Board entered into a consulting arrangement with the Company, terminating February 1995. Total consulting expenses amounted to $143,000 in 1994.

14. Segment Information

Product Line Information
                                                       (In Thousands)
                                              ---------------------------------
                                                   Year Ended December 31,
                                              ---------------------------------
                                               1994        1995          1996
                                              ------      ------        ------
Revenues:
   Computer pointing devices                 $  5,221    $  7,910      $ 11,585
   Custom applications                          2,576       2,831         1,900
                                             --------    --------      --------

                                             $  7,797    $ 10,741      $ 13,485
                                             ========    ========      ========
Operating income (loss):
   Computer pointing devices                 $   (282)   $    397      $  1,004
   Custom applications                           (283)        139           164
   Corporate expenses                            (630)       (468)         (562)
                                             --------    --------      --------

                                             $ (1,195)   $     68      $    606
                                             ========    ========      ========
Assets:
   Computer pointing devices                 $  2,427    $  4,206      $  7,246
   Custom applications                          1,195       1,478         1,180
   Corporate                                    1,563       4,503         4,759
                                             --------    --------      --------

                                             $  5,185    $ 10,187      $ 13,185
                                             ========    ========      ========

Identifiable assets by product line are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and cash equivalents, marketable securities, patents and trademarks, European marketing rights, due from shareholders and other assets.

Export Sales - The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.

                                                   Year Ended December 31,
                                             ----------------------------------
                                              1994          1995          1996
                                             ------        ------        ------
                  Asia                         23%           29%           26%
                  Europe and other                (1)        17%           13%

(1) Less than 10%

Major Customers - In 1996, sales to one customer in the computer industry constituted 15% of the Company's sales. In 1995, sales to one customer in the medical industry constituted 11% of the Company's sales and in 1994, sales to one customer in the computer industry constituted 23%.

                               EXHIBIT INDEX

Exhibit

3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-1, Registration No. 33-60380 (the "Form S-1 Registration Statement").

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2a of Post-Effective Amendment No. 8 to Registrant's Form S-1 Registration Statement.

10.1 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement.**

10.2 1993 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1a of the Form S-1 Registration Statement.**

10.3   1996 Stock Incentive Plan.**

10.4   Description of Interlink Electronics, Inc. Management Compensation
       Program.**

10.5 Form of Promissory Note from Stuart Yaniger dated March 1993. Incorporated by reference to Exhibit 10.7 of the Form S-1
       Registration Statement.

10.6   Form of Amendment to Promissory Note from Stuart Yaniger.
       Incorporated by reference to Exhibit 10.7a of the Form S-1
       Registration Statement.

10.7 Technology Transfer Agreement between the Registrant and Franklin Eventoff dated as of December 23, 1987, and amendment thereto. Incorporated by reference to Exhibit 10.9 of the Form S-1
       Registration Statement.

10.8 Lease Agreement to lease premises in Camarillo, California dated January 25, 1993. Incorporated by reference to Exhibit 10.11a of the Form S-1 Registration Statement.

10.9 License Agreement between the Registrant and Toshiba Silicone Co., Ltd. dated March 10, 1989. Incorporated by reference to Exhibit
       10.14 of the Form S-1 Registration Statement.

10.10 Joint Venture Agreement among the Registrant, InvestAR s.a.r.l., Interlink Electronics, Inc. Europe s.a.r.l. and IEE Finance s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.15 of the Form S-1 Registration Statement.

10.11 Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics, Inc. Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to Exhibit 10.16 of the Form S-1 Registration Statement.

10.12 Manufacturing and Supply Agreement between the Registrant and Interlink Electronics, Inc. Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to Exhibit 10.17 of the Form S-1 Registration Statement.

10.13 Letter Agreement between the Registrant and InvestAR s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.18 of the Form S-1 Registration Statement.

10.14 Agreement between the Government of Luxembourg, Interlink Electronics, Inc. Europe s.a.r.l., IEE Finance s.a.r.l., the Registrant and InvestAR s.a.r.l. dated December 18, 1989. Incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement.

10.15  Agreement with InvestAR s.a.r.l. and ARBED S.A. (undated).
       Incorporated by reference to Exhibit 10.20 of the Form S-1
       Registration Statement.

10.16 Agreement among the Registrant, Interlink Electronics, Inc. Europe s.a.r.l. and InvestAR s.a.r.l. dated as of December 14, 1990. Incorporated by reference to Exhibit 10.21 of the Form S-1
       Registration Statement.

10.17 Ink Technology Transfer Agreement between the Registrant and InvestAR s.a.r.l. dated December 11, 1992. Incorporated by reference to Exhibit 10.23 of the Form S-1 Registration Statement.

10.18 Financing Agreement between the Registrant and InvestAR s.a.r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992. Incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement.

10.19 Form of Confidentiality and Nondisclosure Agreement in relation with the Ink Technology Transfer Agreement (undated). Incorporated by reference to Exhibit 10.25 of the Form S-1 Registration Statement.

10.20 Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11, 1992. Incorporated by reference to Exhibit 10.26 of the Form S-1 Registration
       Statement.

10.21 Financing Agreement between the Registrant and InvestAR s.a.r.l. dated June 15, 1992. Incorporated by reference to Exhibit 10.27 of the Form S-1 Registration Statement.

10.22 Interlink Europe Financing Agreement between the Registrant and InvestAR s.a.r.l. dated April 7, 1993. Incorporated by reference to
       Exhibit 10.28 of the Form S-1 Registration Statement.

10.23 Agreement between Zilog, Inc. and the Registrant date November 30, 1993. Incorporated by reference to Exhibit 10.34 of the Form S-1 Registration Statement.*

10.24 Employment Agreement between the Registrant and E. Michael Thoben, III effective as of April 1, 1996.

10.25 Employment Agreement between the Registrant and William A. Yates effective as of April 1, 1996.

10.26 Employment Agreement between the Registrant and David J. Arthur effective as of April 1, 1996.

21.1   Subsidiaries of the Registrant.

24.1   Consent of Arthur Andersen.

25.1   Power of Attorney (see page 20).

27     Financial Data Schedule.

------------

* Confidential Treatment for portions of this agreement has been granted by the Commission.

**   This exhibit constitutes a management contract or compensatory plan or arrangement.