Form 10-Q
period 1997-03-31
INTERLINK ELECTRONICS
filed 1997-05-14
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____ to _____


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

         Yes  X             No
             ---               ---

Shares of Common Stock Outstanding, at April 15, 1997:  4,564,122

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
                                                                           December 31,         March 31,
Assets                                                                            1996              1997
                                                                         -------------     -------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $   3,767         $   1,850
   Accounts receivable, less allowance for doubtful                              3,649             3,665
     accounts of $310 and $325 in 1996 and 1997, respectively
   Inventories                                                                   3,634             5,524
   Prepaid expenses and other current assets                                       285               482
                                                                             ---------         ---------

     Total current assets                                                       11,335            11,521
                                                                             ---------         ---------

Property and equipment, net                                                      1,143             1,127
Patents and trademarks, less accumulated
   amortization of $453 and $480
   in 1996 and 1997, respectively                                                  439               412
European marketing rights                                                          150               131
Other assets                                                                       118               115
                                                                             ---------         ---------

Total assets                                                                 $  13,185         $  13,306
                                                                             =========         =========
Liabilities and Shareholders' Equity Current liabilities:
   Current maturities of long-term debt                                      $     403         $     414
    and capital lease obligations
   Accounts payable                                                              1,146             1,230
   Accrued payroll and expenses                                                    817               617
                                                                             ---------         ---------

     Total current liabilities                                                   2,366             2,261
                                                                             ---------         ---------

Long term debt, net of current portion                                             235               228
Capital lease obligations, net of current portion                                  615               490

Commitments and contingencies                                                        -                 -

Shareholders' equity:
   Common stock (15,000 shares authorized
      4,515 and 4,564 outstanding at December 31, 1996
      and March 31, 1997, respectively)                                         20,768            20,980
   Accumulated deficit                                                         (10,799)          (10,653)
                                                                             ---------         ---------

     Total shareholders' equity                                                  9,969            10,327
                                                                             ---------         ---------

Total liabilities and shareholders' equity                                   $  13,185         $  13,306
                                                                             =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------

                                                                                  Three Month Period
                                                                                    Ended March 31,
                                                                                ---------------------
                                                                                    1996         1997
                                                                                --------     --------
Revenues                                                                        $  2,753     $  4,268

Cost of revenues                                                                   1,348        2,389
                                                                                --------     --------

Gross profit                                                                       1,405        1,879

Operating expense:

   Product development and research                                                  242          349
   Selling, general and administrative                                             1,090        1,267
                                                                                --------     --------

     Total operating expense                                                       1,332        1,616
                                                                                --------     --------

Operating income                                                                      73          263
                                                                                --------     --------

Other income (expense):
   Interest expense                                                                  (22)         (29)
   Other income (expense)                                                              2           19
                                                                                --------     --------

     Total other income (expense)                                                   (20)          (10)
                                                                                --------     --------


Net income                                                                      $     53     $    253
                                                                                ========     ========

Earnings per share                                                              $    .01     $    .06
                                                                                ========     ========

Weighted average number of common
   shares outstanding                                                              4,255        4,540
                                                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------

                                                                                     Three Month Period
                                                                                       Ended March 31,
                                                                                  -----------------------
                                                                                         1996        1997
                                                                                  -----------   ---------
Cash flows from operating activities:
     Net income                                                                   $        53   $     253
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                    140         158
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (143)        (16)
           Inventories                                                                   (543)     (1,890)
           Prepaid expenses and other current assets                                      (75)       (197)
           Other assets                                                                   (24)          3
           Accounts payable                                                              (476)         84
           Accrued payroll and expenses                                                    81        (200)
                                                                                  -----------   ---------
              Net cash used for operating activities                                     (987)     (1,805)

Cash flows from investing activities:
     Net purchases of marketable securities                                                 -           -
     Purchases of property and equipment                                                  (83)        (96)
     Costs of patents and trademarks                                                      (33)          -
                                                                                  -----------   ---------
           Net cash used for investing activities                                        (116)        (96)

Cash flows from financing activities:
     Borrowings on notes payable to bank                                                  180  -
     Principal payments on notes payable to bank                                           (5)          -
     Principal payments on long term debt                                                 (10)        (38)
     Proceeds from sale/leaseback                                                         126           -
     Principal payments on capital lease obligations                                      (41)        (83)
     Due from shareholders                                                                  -           -
     Proceeds from issuance of common stock, net                                            -         212
                                                                                  -----------   ---------
              Net cash provided by financing activities                                   250          91

Effect of exchange rate changes on cash                                                     6        (107)
                                                                                  -----------   ---------

Increase (decrease) in cash and cash equivalents                                         (847)      (1917)

Cash and cash equivalents
  at beginning of period                                                                3,496       3,767
                                                                                  -----------   ---------

Cash and cash equivalents
  at end of period                                                                $     2,649   $   1,850
                                                                                  ===========   =========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $    22       $     29
    Income taxes                                                                   $     1       $      1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month periods ended March 31, 1996 and 1997 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three month period ended March 31, 1997, revenues grew 55% as compared to the same period of 1996. Revenues for the Computer Pointing Devices product line were $3.9 million, up 74% from the prior year. The growth in this product line resulted from the Company's further penetration into the presentation system and home multi-media PC markets. Revenues for the Custom Applications products line decreased 25% as a result of the Company's strategy to focus on the Computer Pointing Devices product line. For the quarter ended March 31, 1997, the Custom Applications product line accounted for 9% of total revenues, down from 19% in the same period of 1996. The Company expects that the Custom Applications product line will continue to decline as a percentage of total revenues in succeeding periods.

As a percent of revenues, gross profit declined to 44% for the first quarter of 1997 as compared to 51% for the same period of 1996. The decline in gross profit percentage reflects a greater mix of high volume OEM business, which carries a relatively lower profit margin. The Company expects gross profit percentages to remain slightly above or below the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 8% of revenues for the first quarter of 1997, as compared to 9% for the same period in 1996 as the Company continues to develop products based on its proprietary VersaPoint technology (which was developed in 1992). Given the industries the Company participates in, management expects minimum research and development costs to remain at or near the current level.

For the three months ended March 31, 1997, selling, general and administrative costs fell to 30% of revenues, as compared to 40% for the same period of 1996. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G & A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 working capital totaled $9.3 million as compared to $9.0 million at December 31, 1996. This increase is primarily a result of the Company's positive operating results in the first three months of 1997 and $212,000 in proceeds from the exercise of stock options.

For the three months ended March 31, 1997, operations used $1.8 million in cash due primarily to an increase in inventory as necessitated by the revenue growth and the build-up of inventory related to products expected to be introduced in the second quarter of 1997. As the Company is aggressively seeking customers in the computer retail industry and in Japan, both areas known for extended payment policies, operations may continue to be a net user of cash despite profitable results.

For the three months of 1997, investing activities comprised the purchase of production equipment.

For the three months ended March 31, 1997, financing activities resulted in proceeds of approximately $212,000 from the exercise of employee stock options.

FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and margin expectations, product development and introductions, operating expense improvements, and future business activities should be considered in light of these factors.

Item 6.  Exhibits and Reports on Form 8-K

     No reports were filed during the period for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 1997.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
----------------------------------
Paul D. Meyer
Chief Financial Officer