Form 10-Q
period 1997-06-30
INTERLINK ELECTRONICS
filed 1997-08-14
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____


                           Commission File No. 0-21808

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   77-0056625
   (State or other jurisdiction of                   I.R.S. Employer
    incorporation or organization)                Identification Number)

    546 Flynn Road
    Camarillo, California                                 93012
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

     Yes __X__   No _____


Shares of Common Stock Outstanding, at July 23, 1997:  4,620,982

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           December 31,          June 30,
Assets                                                                            1996              1997
                                                                         -------------      ------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $   3,767         $   2,065
   Accounts receivable, less allowance for doubtful                              3,649             4,251
     accounts of $310 and $325 in 1996 and 1997, respectively
   Inventories                                                                   3,634             6,047
   Prepaid expenses and other current assets                                       285               600
                                                                             ---------         ---------

     Total current assets                                                       11,335            12,963
                                                                             ---------         ---------

Property and equipment, net                                                      1,143             1,289
Patents and trademarks, less accumulated
   amortization of $453 and $498
   in 1996 and 1997, respectively                                                  439               420
European marketing rights                                                          150               113
Other assets                                                                       118               135
                                                                             ---------         ---------

Total assets                                                                 $  13,185         $  14,920
                                                                             =========         =========
Liabilities and Shareholders' Equity

Current liabilities:
   Bank line of credit                                                       $       -         $   1,000
   Current maturities of long-term debt                                            403               424
    and capital lease obligations
   Accounts payable                                                              1,146             1,671
   Accrued payroll and expenses                                                    817               452
                                                                             ---------         ---------

     Total current liabilities                                                   2,366             3,547
                                                                             ---------         ---------

Long term debt, net of current portion                                             235               170
Capital lease obligations, net of current portion                                  615               447

Commitments and contingencies                                                        -                 -

Stockholders' equity:
   Common stock (15,000 shares authorized
      4,515 and 4,614 outstanding at December 31, 1996
      and June 30, 1997, respectively)                                          20,768            21,156
   Accumulated deficit                                                         (10,799)          (10,400)
                                                                             ---------         ---------

     Total shareholders' equity                                                  9,969            10,756
                                                                             ---------         ---------

Total liabilities and shareholders' equity                                   $  13,185         $  14,920
                                                                             =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                 Three Month Period                Six Month Period
                                                    Ended June 30,                  Ended June 30,
                                               ------------------------         ---------------------
                                                  1996             1997             1996         1997
                                               --------       ---------         --------     --------
Revenues                                       $  3,255       $   4,701         $  6,008     $  8,969

Cost of revenues                                  1,639           2,689            2,987        5,078
                                               --------       ---------         --------     --------

Gross profit                                      1,616           2,012            3,021        3,891

Operating expense:

   Product development and research                 264             395              506          744
   Selling, general and administrative            1.166           1,309            2,256        2,576
                                               --------       ---------         --------     --------

     Total operating expense                      1,430           1,704            2,762        3,320
                                               --------       ---------         --------     --------

Operating income                                    186             308              259          571
                                               --------       ---------         --------     --------

Other income (expense):
   Interest expense                                 (31)            (34)             (53)         (62)
   Other income (expense)                           (15)             (1)             (13)          17
                                               --------       ---------         --------     --------

     Total other income (expense)                   (46)            (35)             (66)         (45)
                                               --------       ---------         --------     --------


Net income                                     $    140       $     273         $    193     $    526
                                               ========       =========         ========     ========

Earnings per share                             $    .03       $     .06         $    .05     $    .12
                                               ========       =========         ========     ========

Weighted average number of common
   shares outstanding                             4,312           4,570            4,284        4,555
                                               ========       =========         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      Six Month Period
                                                                                       Ended June 30,
                                                                                   ----------------------
Cash flows from operating activities:                                                 1996           1997
                                                                                   -------       --------
     Net income                                                                    $   193       $    526
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                 282            313
         Changes in operating assets and liabilities:
           Accounts receivable                                                        (588)          (602)
           Inventories                                                                (677)        (2,413)
           Prepaid expenses and other current assets                                   (73)          (315)
           Other assets                                                                (26)           (17)
           Accounts payable                                                           (356)           525
           Accrued payroll and expenses                                                 51           (365)
                                                                                   -------       --------
              Net cash used for operating activities                                (1,194)        (2,451)

Cash flows from investing activities:
     Net purchases of marketable securities                                              -              -
     Purchases of property and equipment                                              (232)          (375)
     Costs of patents and trademarks                                                   (79)           (24)
                                                                                   -------       --------
           Net cash used for investing activities                                     (311)          (399)

Cash flows from financing activities:
     Borrowings on credit line                                                           -          1,000
     Borrowings on notes payable to bank                                               180              -
     Principal payments on notes payable to bank                                       (26)             -
     Principal payments on long term debt                                              (21)           (44)
     Proceeds from sale/leaseback                                                      263              -
     Principal payments on capital lease obligations                                   (94)          (168)
     Proceeds from issuance of common stock, net                                     1,753            388
                                                                                   -------       --------
              Net cash provided by financing activities                              2,055          1,173
                                                                                   -------       --------

Effect of exchange rate changes on cash                                                  9            (25)
                                                                                   -------       --------

Increase (decrease) in cash and cash equivalents                                       559         (1,702)

Cash and cash equivalents
  at beginning of period                                                             3,496          3,767
                                                                                   -------       --------

Cash and cash equivalents
  at end of period                                                                 $ 4,055       $  2,065
                                                                                   =======       ========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $    53       $     63
    Income taxes                                                                   $     1       $     28

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 1997

1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month and six month periods ended June 30, is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Bank Line of Credit

In May 1997 the Company's bank renewed the existing credit line and increased the maximum amount of the line to $2 million. In June 1997 the Company borrowed $1 million against the line.

INTERLINK ELECTRONICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1997, revenues increased 44% and 49%, respectively, as compared to the same periods of 1996. Revenues for the Computer Pointing Devices product line were $4.2 million, an increase of 49% from the prior year, for the three months ended June 30, 1997, and were $8.0 million, an increase of 60% for the six month comparison. The growth in this product line resulted from the Company's further penetration into the computer integration pointing device and retail markets. The Company's patented Versapad touchpad facilitated the growth in the computer integration market. The introduction of a wireless keyboard enhanced the Company's sales and presence in the retail market. Revenues for the Custom Applications products line increased 18% for the three month period ended June 30, 1997, and decreased 5% for the six month period ended June 30, 1997. This relatively flat performance is due to Company's strategy to focus on the Computer Pointing Devices product line. For the quarter ended June 30, 1997, the Custom Applications product line accounted for 11% of total revenues, down from 14% in the same period of 1996. The Company expects that the Custom Applications product line will continue to decline as a percentage of total revenues in succeeding periods.

As a percent of revenues, gross profit declined to 43% from 50% for both the three and six month periods ended June 30,1997, as compared to same periods of 1996. The decline in gross profit percentage reflects a greater mix of high volume OEM, which carry a relatively lower profit margin and the introduction of new products which carry relatively higher startup costs. The Company expects gross profit percentages to remain slightly above or below the current level depending on sales mix.

Product development and research expenses were 8% of revenues for the three and six month periods ended June 30, 1996 and 1997. The Company continues to develop products based on its proprietary VersaPoint technology (which was developed in 1992). Given the industries the Company participates in, management expects minimum research and development costs to remain at or near the current level.

For the three months and six months ended June 30, 1997, selling, general and administrative costs decreased to 28% and 29% of revenues, respectively, as compared to 36% and 38% for the same periods of 1996. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G & A requirement.

LIQUIDITY AND CAPITAL RESOURCES

At June, 1997 working capital totaled $9.4 million as compared to $9.0 million at December 31, 1996. This increase is primarily a result of the Company's positive operating results in the first three months of 1997 and $300,000 in proceeds from the exercise of stock options.

For the six months ended June 30, 1997, operations used $2.5 million in cash due primarily to an increase in inventory and receivables as necessitated by the revenue growth and the build-up of inventory related to products expected to be introduced in the third quarter of 1997. As the Company is aggressively seeking customers in the computer retail industry and in Japan, both areas known for extended payment policies, operations may continue to be a net user of cash despite profitable results.

For the six months of 1997, investing activities comprised the purchase of production equipment and the furtherance of intellectual property.

For the six months ended June 30, 1997, financing activities resulted in proceeds of approximately $1.2 million from the exercise of employee stock options and borrowing on the Company's credit line, net of debt service obligations.

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

                           PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     On June 27, 1997 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At June 27, 1997, 4,564,122 shares of common stock were outstanding and eligible to vote at the Annual Meeting.

     1. The stockholders re-elected Merritt M. Lutz to the Company's Board of Directors, by the vote indicated below, to serve for the ensuing year.

        3,625,028      Shares in favor
           18,469      Shares against or withheld
                0       Abstentions
                0       Broker non-votes

     2. The shareholders ratified, by the vote indicated below, the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 1997.

        3,618,144      Shares in favor
           25,353      Shares against or withheld
                0      Abstentions
                0      Broker non-votes

     Item 6. Exhibits and Reports on Form 8-K.

          a) Exhibits

                 27    Financial Data Schedule

          b) Reports on From 8-K

                 No Reports on Form 8-K have been filed during the period for which this Report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25th, 1997.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAULD. MEYER
---------------------------
Paul D. Meyer
Chief Financial Officer