Form 10-Q
period 1997-09-30
INTERLINK ELECTRONICS
filed 1997-11-06
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

         Yes  X             No
             ---               ---

Shares of Common Stock Outstanding, at October 23, 1997:  5,026,840

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                             December 31,     September 30,
Assets                                                                              1996              1997
                                                                         ---------------      ------------
                                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $   3,767         $   4,545
   Accounts receivable, less allowance for doubtful                                3,649             5,005
     accounts of $310 and $437 in 1996 and 1997, respectively
   Inventories                                                                     3,634             6,988
   Prepaid expenses and other current assets                                         285               535
                                                                               ---------         ---------

     Total current assets                                                         11,335            17,073
                                                                               ---------         ---------

Property and equipment, net                                                        1,143             1,223
Patents and trademarks, less accumulated
   amortization of $453 and $520
   in 1996 and 1997, respectively                                                    439               397
European marketing rights                                                            150                94
Other assets                                                                         118               201
                                                                               ---------         ---------

Total assets                                                                   $  13,185         $  18,988
                                                                               =========         =========
Liabilities and Shareholders' Equity Current liabilities:
   Bank line of credit                                                         $       -         $   1,000
   Current maturities of long-term debt                                              403               425
    and capital lease obligations
   Accounts payable                                                                1,146             1,771
   Accrued payroll and expenses                                                      817               766
                                                                               ---------         ---------

     Total current liabilities                                                     2,366             3,962
                                                                               ---------         ---------

Long term debt, net of current portion                                               235               198
Capital lease obligations, net of current portion                                    615               400

Commitments and contingencies                                                          -                 -

Shareholders' equity:
   Common stock (15,000 shares authorized
      4,515 and 5,027 outstanding at December 31, 1996
      and September 30, 1997, respectively)                                       20,768            24,484
   Accumulated deficit                                                           (10,799)          (10,056)
                                                                               ---------         ---------

     Total shareholders' equity                                                    9,969            14,428
                                                                               ---------         ---------

Total liabilities and shareholders' equity                                     $  13,185         $  18,988
                                                                               =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  Three Month Period               Nine Month Period
                                                  Ended September 30,             Ended September 30,
                                               -------------------------       -------------------------
                                                    1996            1997            1996            1997
                                               ---------       ---------       ---------       ---------
Revenues                                       $   3,422       $   4,759       $   9,430       $  13,727

Cost of revenues                                   1,848           2,761           4,835           7,838
                                               ---------       ---------       ---------       ---------

Gross profit                                       1,574           1,998           4,595           5,889

Operating expense:

   Product development and research                  330             376             836           1,121
   Selling, general and administrative             1,111           1,285           3,367           3,860
                                               ---------       ---------       ---------       ---------

     Total operating expense                       1,441           1,661           4,203           4,981
                                               ---------       ---------       ---------       ---------

Operating income                                     133             337             392             908
                                               ---------       ---------       ---------       ---------

Other income (expense):
   Interest expense                                  (28)            (50)            (81)           (113)
   Other income (expense)                             10              (9)             (3)              9
                                               ---------       ---------       ---------       ---------

     Total other income (expense)                    (18)            (59)            (84)           (104)
                                               ---------       ---------       ---------       ---------


Net income                                     $     115       $     278       $     308       $     804
                                               =========       =========       =========       =========

Earnings per share                             $     .03       $     .06       $     .07       $     .18
                                               =========       =========       =========       =========

Weighted average number of common
   shares outstanding                              4,484           4,666           4,351           4,592
                                               =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                                     Nine Month Period
                                                                                     Ended September 30,
                                                                                  -------------------------
Cash flows from operating activities:                                                    1996          1997
                                                                                  -----------   -----------
     Net income                                                                   $       308   $       804
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                    429           472
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (847)       (1,388)
           Inventories                                                                   (449)       (3,371)
           Prepaid expenses and other current assets                                      (74)         (256)
           Other assets                                                                    13           (86)
           Accounts payable                                                              (865)          625
           Accrued payroll and expenses                                                   100           (51)
                                                                                  -----------   -----------
              Net cash used for operating activities                                   (1,385)       (3,251)

Cash flows from investing activities:
     Purchases of property and equipment                                                 (265)         (425)
     Costs of patents and trademarks                                                      (79)          (26)
                                                                                  -----------   -----------
           Net cash used for investing activities                                        (344)         (451)

Cash flows from financing activities:
     Borrowings on credit line                                                              -         1,000
     Borrowings on notes payable to bank                                                  180             -
     Principal payments on notes payable to bank                                          (42)            -
     Principal payments on long term debt                                                 (32)          (71)
     Proceeds from sale/leaseback                                                         322           101
     Principal payments on capital lease obligations                                     (161)         (260)
     Proceeds from issuance of common stock, net                                        1,800         3,716
                                                                                  -----------   -----------
              Net cash provided by financing activities                                 2,067         4,486
                                                                                  -----------   -----------

Effect of exchange rate changes on cash                                                     -            (6)
                                                                                  -----------   -----------

Increase in cash and cash equivalents                                                     338           778

Cash and cash equivalents
  at beginning of period                                                                3,496         3,767
                                                                                  -----------   -----------

Cash and cash equivalents
  at end of period                                                                $     3,834   $     4,545
                                                                                  ===========   ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                                 $        82   $       113
    Income taxes paid                                                             $         1   $        35

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month and nine month periods ended September 30, 1996 and 1997, is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Bank Line of Credit

In May 1997 the Company's bank renewed the existing credit line and increased the maximum amount of the line to $2 million. In June 1997 the Company borrowed $1 million against the line.

3.   Private Placement

In September 1997, The Company completed a private placement of 324,349 shares of common stock. The Company received gross proceeds of $2.25 million (before offering expenses of approximately $100,000). These securities were not required to be registered with the Securities and Exchange Commission.

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 1997, revenues were $4,759 and $13,727, respectively, and increased 39% and 46%, respectively, as compared to the same periods of 1996. Revenues for the Computer Pointing Devices product line were $4.0 million for the three months ended September 30, 1997, up 34% from the same period of 1996, and $12.1 million for the nine months ended September 30, 1997, up 50% from the same nine month period of 1996. The growth in this product line resulted from the Company's further penetration into the computer integrated pointing device and retail markets. The Company's patented Versapad touchpad facilitated the growth in the computer integration market. Further, sales of a wireless keyboard launched in the second quarter and the introduction of a retail version of the Company's patented Versapad touchpad enhanced the Company's sales and presence in the retail market. Revenues for the Custom Applications products line increased 71% for the three month period ended September 30, 1997, as compared to the same period of 1996, and increased 18% percent for the nine month period ended September 30, 1997, as compared to the same period of 1996. The increase in revenue for the Custom Applications product line was due to a particularly large customer order. The company expects the revenue for the custom applications product line to remain flat or possibly decline. For the quarter ended September 30, 1997, the Custom Applications product line accounted for 16% of total revenues, up from 13% in the same period of 1996.

Gross profits declined to 42% of revenues for the three months ended September 30, 1997 as compared to 46% of revenues for the three months ended September 30, 1996, and declined to 43% of revenues for the nine months ended September 30, 1997 from 49% for the nine month months ended September 30, 1996. The decline in gross profit percentage reflects a greater mix of high volume OEM and retail business, which garner a relatively lower profit margin. The Company expects gross profit percentages to continue to decline as the company's OEM and retail business continues to expand.

Product development and research expenses were 8% of revenues for the three months ended September 30, 1997, as compared with 10% of revenue for the same period of 1996. For the nine month period ended September 30, 1997, research expenditures decreased to 8% of revenues as compared to 9% of revenues for the same period of 1996. The Company continues to develop products based on its proprietary VersaPoint technology (which was developed in 1992). Given the industries the Company participates in, management expects research and development costs to remain at or near the current level.

For the three months and nine months ended September 30, 1997, selling, general and administrative ("S,G, & A") costs were to 27% and 28% of revenues, respectively, as compared to 33% and 36% for the same periods of 1996. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G & A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 working capital totaled $13.1 million as compared to $9.0 million at December 31, 1996. This increase is primarily a result of the Company's positive operating results in the first nine months of 1997, proceeds of a private placement the Company's stock (see Item 6-B), proceeds from the exercise of stock options, and proceeds from a capital lease.

For the nine months ended September 30, 1997, operations used $3.3 million in cash due primarily to an increase in inventory and receivables as required by the revenue growth and the build-up of inventory related to new products launched in the second and third quarters of 1997. Because the Company is aggressively seeking customers in the computer retail industry and in Japan, both known for extended payment policies, operations may continue to be a net user of cash despite positive operating results.

For the nine months ended September 30, 1997, investing activities comprised the purchase of production equipment and the furtherance of intellectual property.

For the nine months ended September 30, 1997, financing activities resulted in aggregate proceeds of approximately $4.5 million from a private placement (see
Item 6-B), the exercise of employee stock options, borrowing on the Company's credit line, and proceeds from leasing transactions (net of principal repayments).


FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and margin expectations, product development, operating expense improvements, and future business activities should be considered in light of these factors.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         None.


         (b)   Reports on Form 8-K

         Current report on Form 8-K of Interlink Electronics, Inc., dated September 22, 1997, as filed with the Commission on October 1, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31st, 1997.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
----------------------------------
Paul D. Meyer
Chief Financial Officer