Form 10-K
period 1997-12-31
INTERLINK ELECTRONICS
filed 1998-03-31
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 13, 1998 based on the closing price of $4.78 on such date on the NASDAQ NMS: $24,985,502.

     Number of shares of Common Stock outstanding as of March 13, 1998:
5,208,264

Documents Incorporated by Reference
-----------------------------------

                                                      Part of Form 10-K into
              Document                                  which incorporated
              --------                                  ------------------

  Proxy Statement for 1998 Annual                            Part III
     Meeting of Stockholders

TABLE OF CONTENTS
-----------------


Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

PART I

    Item 1.      Business                                                    2

    Item 2.      Properties                                                 13

    Item 3.      Legal Proceedings                                          13

    Item 4.      Submission of Matters to a Vote
                 of Security Holders                                        13

    Item 4(a).   Executive Officers of the Registrants                      14

PART II

    Item 5.      Market for the Registrant's Common                         15
                 Equity and Related Stockholder Matters

    Item 6.      Selected Financial Data                                    16

    Item 7.      Management's Discussion and Analysis                       16
                 of Financial Condition and Results of
                 Operations

    Item 8.      Financial Statements and Supplementary                     16
                 Data

    Item 9.      Changes in and Disagreements with Accountants              16
                 on Accounting and Financial Disclosure

PART III

    Item 10.     Directors and Executive Officers of                        16
                 the Registrant

    Item 11.     Executive Compensation                                     17

    Item 12.     Security Ownership of Certain Beneficial                   17
                 Owners and Management

    Item 13.     Certain Relationships and Related                          17
                 Transactions

PART IV

    Item 14.     Exhibits, Financial Statement Schedules                    17
                 and Reports on Form 8-K

                                     PART I


Forward-Looking Statements

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation or orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward-looking statements contained in this document regarding industry trends, revenue, costs and margin expectations, product development and introductions, operating cost improvements and trends and future business activities should be considered in light of these factors.

Item 1.  Business

     Interlink Electronics, Inc. (the "Company" or "Interlink") designs, manufactures and sells input devices for computers and other electronic products based on the Company's portfolio of proprietary technologies, including its Force Sensing Resistor ("FSR") technology. The Company sells a full spectrum of value-added products and components ranging from FSR sensors, to modules incorporating one or more FSR sensors and related electronics mounted on a printed circuit board ("PCB"), to complete products such as remote controls ready for use by an end-user, which Interlink offers on a branded or generic basis. Interlink also designs, manufactures and sells a broad variety of non-computer products ("Custom Products") based on its FSR technology. Interlink's customers include the leading computer, computer peripheral and presentation device manufacturers, such as NEC, Sharp, Toshiba, In Focus Systems, IBM, Sony and Logitech as well as the leading electronic retail chains.

 Input Devices

     The original IBM personal computer and others built on that model used a text-based operating system in which the user input data to the computer using a keyboard not substantially different from the keyboard found on a typewriter. As computer systems have moved from text-based to graphics-based user interfaces, the keyborard has been supplemented and, in some applications, replaced by alternative input devices such as mice, trackballs, pointing sticks, touchpads, touchscreens and a variety of other single or multipurpose input devices designed to input, alter or transfer data other than text. At the same time, the range and complexity of electronic devices available for both household and business use has increased dramatically, thus increasing the complexity of the choices afforded to the user. This has created a market for input devices, such as television remote controls, that allow the user of the device to select from among the many options available. For example, the traditional television had an on-off switch that often doubled as a volume control, a channel selector and a series of rarely used knobs that adjusted picture quality. The remote control for a modern television set and related electronics such as VCRs, DVD players and the like may be required to select a signal from any of a variety of sources, determine whether the program is to be selected for immediate or deferred viewing, choose from several audio playback options, select the language in which the chosen program will be viewed, determine whether to watch or suppress subtitles, fast forward or rewind the program and enable or disable the audio channel, all in addition to selecting the channel and adjusting volume. The rapid development of internet resources, video games and the convergence of computer and television applications have also added to demand for complex devices that allow the user to select from a menu of choices and/or to control the function of complex electronic devices.

     In the world of commerce, the pervasive use of electronic communication and the advent of the "paperless office" have led to a need for computer equivalents to traditional hardcopy documents. For example, input devices allowing the user to convert handwritten data either to computer text (as with some PDAs) or to graphic representations (as with signature input) are rapidly becoming standard elements of business communication and data processing. Electronic systems such as presentation devices, complex telecommunication systems and specialized audiovisual equipment present the same complex range of options as do their consumer counterparts and demand the same complexity in input devices.

     All of these developments in the computer and communications industries have created a rapidly expanding market for input devices of many different types, from traditional mice or pointing sticks installed in or wired to a computer to remote input devices using infrared signals to control a computer, television, presentation device, videoconferencing system or other electronic product. Not only is the market for such devices expanding in absolute terms but the variety and complexity of the various devices has grown as the devices themselves have become more varied and more complex. It is now common in both the home and the business environment for several different electronic systems to be used at the same time, often causing their control devices to compete with one another.

     The Company believes that it has developed a portfolio of technologies that is particularly well suited to the input device market. The Company's FSR technology is particularly applicable because of its inherent ability to provide accurate control of both cursor movement and speed without any requirement for movement of the operator other than simple finger or thumb pressure. New computer technologies, such as computerized presentations, multimedia software, and the Internet, also require or support pointing and other non-text-based interface devices. The Company's force sensing technology, featuring a thin sensor profile, zero travel, and broad dynamic range characteristics, allows for the design of miniature joysticks, touchpads, and pressure buttons offering a user-friendly, cost-effective pointing solution and data entry method.

     The Company has developed a number of technologies including its proprietary VersaPoint and Semiconductive touchpad technologies. The VersaPoint technology consists of a four-zone FSR sensor array and proprietary software and firmware that control cursor direction and speed. In November 1996 the Company introduced its Semiconductive touchpad technology, VersaPad. With proprietary software and firmware, the user controls cursor direction and speed by sliding their fingertip or pen across the touchpad surface. Clicking is performed by separate buttons or by tapping the touchpad surface. The Company has received a design patent for the integration of a thumb-activated "mouse" button combined with an index finger activated "Trigger" click button, trade named "ClickTrigger". In addition the Company has filed patent applications for proprietary infrared communication protocols. See "Business - Technology.

Input Devices - Products

OEM Interactive Remote Controls

     With the advent of computer driven presentation systems and software, the larger screen size of multimedia computer systems and the greater use of televisions for Internet access and other computer related functions, a need has been created for wireless remote controls with computer mouse functionality. To address this need Interlink has created a line of interactive remote controls ("IRC") to be sold on an OEM basis. All these products use infrared technology, incorporate a VersaPoint pointing button to control the cursor and the Company's patented ClickTrigger design for "clicking". These products range from a simple remote with only VersaPoint and ClickTrigger technology to remotes with 30 function keys to control various functions of the computer and/or presentation projector. Interlink had developed standard case designs that allow for easy customization of the button configuration and function by the OEM customer. Examples of OEM customers purchasing IRC's from Interlink include InFocus Systems, NEC, Sharp and Toshiba.

     Depending on the OEM's requirement, the Company may sell an accompanying receiver that, by cable, attaches to the OEM's central processing unit (CPU) and receives the signal from the remote control. In most cases however, the receiver electronics are integrated into the CPU.

     To date the preponderance of Interlink's IRC's have been sold to the presentation projector manufacturer market, however the Company believes a substantial future market opportunity lies with "WebTV" type systems and other systems targeted for home internet access.

OEM Keyboard Integration

     With the proliferation of icon-based computer operating systems such as Microsoft Windows and the Apple Macintosh, computer mouse driven systems have now moved into many environments where a traditional mouse is impractical. Examples include mobile computing and industrial environments. In addition, many keyboard manufacturers see the value of incorporating the mouse functions directly into the keyboard to save the end-user the expense and inconvenience of a separate peripheral. Because of the thin profile of an FSR, the Company's integrated pointing solutions can be built into keyboards easily. In addition the exceptional ruggedness of the FSR technology makes it an ideal solution for harsh environments.

     The Company offers several solutions to OEM's for keyboard integration:

     o The MicroJoystick which is similar to the "eraser head" type pointing device most notably found in IBM's ThinkPad notebook computer.
     o The MicroModule that uses a circular rubber button as the actuator and is offered mounted to a PCB assembly.
     o The OEM VersaPad which utilizes the Company's patented Semiconductive touchpad technology.

     Depending on the OEM's expertise, each of these solutions can be sold with just the sensor and a microcontroller with the Company's proprietary firmware or as a full module with the actuator, sensor and microcontroller mounted on a PCB assembly.

     Historically Interlink's principal OEM integrated pointing product was its MicroJoystick, which it sold primarily to manufacturers of notebook computer keyboards and to a lesser extent manufacturers of aftermarket keyboards. Within the past two years the notebook computer market has transitioned to touchpads as the dominant choice for integrated pointing devices. As a result the Company has developed the OEM VersaPad. The OEM VersaPad differs from competitive touchpad products in that it uses pressure as its method of activation. By contrast, touchpads using capacitive technology (the most widely used touchpad technology) require an electrically conductive object to touch the pad for activation. Since human skin is conductive, the finger is the primary method of using a capacitive touchpad. However, the VersaPad can be used when it detects pressure from any source. Thus a gloved finger will work as will a common pen or stylus. With the advent of reliable handwriting recognition software, Interlink expects to capitalize on the VersaPad's ability to receive pen input to create a competitive advantage. Interlink will market the VersaPad to notebook computer manufacturers, aftermarket keyboard manufacturers and manufacturers of specialty peripherals that require pen input capability as well as standard mouse functions. One of Interlink's customers, Sony, purchases the OEM VersaPad for applications where pen input is an important factor, for example in Asian markets where Japanese or Chinese character input capability is an important feature.

     Historically the Company has been one of the dominant suppliers of integrated pointing devices for the rugged and industrial computing markets. The FSR characteristics of environmental stability and ability to be sealed make it an optimal solution for these markets. These FSR characteristics plus the rubber overlay of the MicroModule make it the Company's most popular products for these markets. To a lesser extent, the Company also sells the MicroJoystick, the VersaPad and an OEM version of its DuraPoint ruggedized pointing device to these markets.

Branded Products

     Approximately 85% of the Company's revenues are generated from OEM sales. However, in order to generate OEM sales, the Company has often found it expedient to develop a complete, functional prototype or sales sample demonstrating the Company's unique technology. In many cases the Company has chosen to further develop these products into stand-alone peripheral products that are available for sale either as branded or generic products.

     The Company is continuing to develop distribution channels for its stand-alone peripheral products. Current distribution consists of mass merchandiser outlets, including Best Buy, Inc., Fry's Corporation, and Computer City, and distributors such as Ingram Micro, catalogs and specialty resellers targeting corporate accounts. Marketing to these channels is accomplished by direct sales through Company employees and a network of independent sales representatives which has been established throughout the United States, Japan, Canada and Mexico. In Europe the Company uses distributors such as Ingram Micro.

     The Company's stand-alone peripheral products, referred to below by their branded names, are:

     VersaPad. In September 1997, the Company shipped VersaPad a stand-alone touchpad peripheral, incorporating the Company's Semiconductive technology. Similar to touchpads found in most notebook computers today, cursor control is performed by simple finger pressure on the touchpad surface. The VersaPad also includes several function bars adding many productivity enhancing tools.

     VersaPoint Wireless Keyboard. In June 1997, the Company shipped the VersaPoint Wireless keyboard. With an infrared range of 50 feet, the VersaPoint keyboard has all the functions of a wired keyboard. It also incorporates the Company's touchpad technology and its unique design is especially well-suited for use on one's lap.

     RemotePoint. In order to satisfy the need for a cordless, remote pointing device to control desktop and conference room computer-based presentations, the Company introduced its RemotePoint product in August 1994. The RemotePoint device is a handheld, infrared cordless cursor control device that has an effective range of up to 40 feet.

     RemotePointPlus. In Fall 1995, Interlink introduced its RemotePoint Plus product, a remote control computer cursor controller. With programmable buttons (enabling it to handle dozens of different user-defined functions), and a range of approximately 40 feet, it is designed to meet the needs of the most sophisticated presenters.

     ProPoint. To address the presentation and multimedia market, the ProPoint device is a handheld corded pointing device used to control cursor movement and function selection. The ProPoint product comes with 6 feet of cable and, with optional additional connecting cables, its range can be extended to up to 12 feet, making it useful not only as a personal cursor control device, but also as a presentation assistant for conference room size presentations.

     DeskStick. Interlink's desktop mouse replacement, DeskStick, couples the advanced pointing stick technology previously available only in notebook computers with a very attractive price point, designed to meet the needs both of first time mouse users, and of those looking for a unique replacement mouse

     SuperMouse. The Company designed and developed the SuperMouse device as an after-market mouse for the commercial and consumer markets. It is targeted primarily at the notebook and other portable computers because of its small size and its versatility (it can be used as a portable, desktop, or handheld mouse).

     DuraPoint. To address the needs of industrial users, in February 1993 Interlink began shipping its DuraPoint ruggedized pointing device. To the best of the Company's knowledge, its DuraPoint device was the first cursor control device designed to NEMA 4X, 6P, and 13 standards (industry association standards relating to the ability of an electronic device to operate under adverse environmental conditions). The DuraPoint device can withstand a variety of harsh environments, such as direct water spray, debris, cleansers or even prolonged submersion. Sales channels consist primarily of industrial hardware and software distributors and bundling arrangements with industrial and medical equipment manufacturers.

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

     The principal advantages of force sensing technology that apply to the Company's other business areas also apply to its Custom Applications. The ability to produce sensors in a wide variety of shapes and sizes, detection of both the location and the intensity of pressure applied to the sensor, the zero-travel characteristic and the system's resistance to environmental damage are all attractive features for the Company's Custom Applications. In some cases, the Company's customers have determined that force sensing technology provides the only currently available solution to their sensor requirements.

     The Company has identified and is currently working with a variety of Custom Applications customers that are presently concentrated in the industrial and medical device industries: for example, it has developed a fail-safe sensor system for Varian Associates for use in a medical imaging device. As the heavy medical imaging device is lowered into contact with the patient, the FSR sensor functions as a safety bumper to prevent injury from excessive pressure of the device on the patient by halting the movement of the device when the selected level of pressure is reached. FSR sensors developed by Interlink for Baxter Healthcare Corporation are incorporated in an infusion pump where the FSR sensor functions as a safety device to ensure proper placement of the intravenous tube in the pump head.

Sales and Marketing

     Interlink employs a direct sales team of five people in the U.S. and four in Japan. Each sales team is supported by inside sales personnel, product managers and application engineers. For the branded products, the Company also uses manufacturer representatives and distributors, covering the U.S. and Europe.

     For OEM sales, the Company uses public relations activity, some direct advertising and tradeshow participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. Depending on forecast volume and required lead times, the Company may sell component solutions, ready-to-integrate modules, complete solutions or totally custom products. As necessary, application engineers support and visit customers to promote ease of integration. A successful OEM sale will generally take from six to eighteen months from the initial visit to the first shipment. However, once obtained, an OEM customer usually offers the Company a more predictable revenue stream, potential for future sales through follow-on products and lower on-going sales and marketing costs.

     For branded products, the Company uses public relations, third-party product reviews and limited direct advertising to generate customer awareness. Direct sales calls are made to potential distributors and specialty resellers. Manufacturer representatives call on potential retail accounts. Once a customer relationship is established, the Company supports these customers with co-op advertising, sales "spiffs", end-user rebates, etc. As necessary, branded customers may also negotiate cash discounts, extended billing or right of return privileges.

Technology

     Interlink has developed a diverse portfolio of technologies related to a variety of remote and wired input devices. These technologies include the basic FSR and Semiconductive touchpad technologies and refinements thereon, the ClickTrigger technology and proprietary infrared communication protocols. In general, Interlink seeks to develop new technologies in order to enhance and create competitive advantages for its products rather than to develop entirely new products.

     FSR Technology. Force sensing technology transforms physical pressure applied to a sensor into a corresponding electronic response. Interlink's FSR sensors can react to pressure when applied by any means - through human touch, a mechanical device, a fluid, or a gas. With supporting electronics, an FSR sensor can start, stop, intensify, select, direct, detect, or measure a desired response.

     FSR sensors measure relative pressure and, depending on their configuration and with supporting electronics, can measure the location at which the pressure is applied. A "basic" FSR sensor can detect and accurately measure a force applied to it, thereby enabling precise control of the process applying the force. A more complex sensor, known as a "four zone" sensor, has four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. Toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. An FSR sensor can also serve as a touchpad by incorporating a two-dimensional grid capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. This type of device is useful for functions such as handwriting input or computer cursor control.

     Because FSR sensors can be as thin as one-hundredth of an inch, they are particularly well suited for use where space is a critical issue, as in laptop and sub-laptop keyboards. FSR sensors have also demonstrated impressive reliability, retaining their performance through tens of millions of actuations, even in adverse environments involving heat, moisture, and chemical contamination.

     ClickTrigger. In October 1997, the Company received patent protection for its ClickTrigger remote control design. With the ClickTrigger configuration, the user controls the cursor by thumb pressure on the round button on the top of the remote control and operates mouse clicks by squeezing the mouse button underneath the remote control, similar to the trigger on a gun. This configuration allows for one-handed "click and drag" mouse functions. This design is already an industry standard and the Company is actively pursuing license arrangements.

     Infrared Communication. As a result of developing sophisticated remote controls for the presentation projector industry, the Company has become a leader in infrared communication innovation. In 1997 the Company introduced the VersaPoint wireless keyboard - the only wireless keyboard that communicates both keyboard and touchpad mouse protocols effectively. Late in 1997 the Company announced RemoteLink, a new infrared protocol. This unique technology allows for multiple users simultaneously, full two-way communication and high bandwidth. Potential products are wireless simultaneous game controllers, wireless infrared telephones, wireless speakers and wireless handwriting recognition capable PDA's.

International Operations

     In 1994, the Company acquired an 80% ownership interest in Interlink Electronics K.K. ("IEKK"), a Japanese company which distributes and performs value added services regarding the Company's products in Japan. The president of IEKK is a former senior executive with Mitsubishi Petrochemical Company, and has a number of years of experience working with Interlink and its products. In 1997, IEKK's operations accounted for approximately 20% percent of Interlink's consolidated revenues.

Licensees

     International Electronics & Engineering In September 1994, Interlink entered into several agreements with InvestAR, S.a.r.l., pursuant to which Interlink transferred its entire ownership interest in Interlink Electronics, Inc. Europe ("IEE"), a Luxembourg-based joint venture owned by Interlink and InvestAR, to InvestAR in exchange for the 510,775 shares of Interlink common stock then held by InvestAR. These shares, representing approximately 13.3% of the Company's then-outstanding Common Stock, were returned to the Company, and reverted to the status of authorized, but unissued, shares. In addition to the stock transfer, the agreements also provided for continued technological cooperation between the Company and IEE, and for the payments of technology license royalties by IEE to the Company for sales by IEE outside of Europe of certain FSR-based automotive safety related sensors. Royalty revenues from IEE (which changed its name in 1995 to International Electronics & Engineering) were not material in 1995, 1996 or 1997, but are expected to increase in the coming years.

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

     Interlink manufactures FSR sensors in its facility in Camarillo, California. This facility is capable of operating on a single, double, or triple shift basis, as volume dictates. The Company acquires the components of its FSR-based sensors from a number of sources within the United States. Some components for its VersaPoint products as well as the manufacture of some of these products are sourced from manufacturing companies located in the Far East; their cost and availability are dependent upon a number of factors beyond the Company's control, including future currency exchange rates, and future political conditions in the countries in which the vendors are located.

Research and Product Development

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

     In a variety of applications incorporating FSR sensors into complete products, the Company may also compete with the in-house capabilities of its larger customers to design and manufacture all or portions of FSR products. In addition, besides the major previously existing computer cursor pointing technologies (pointing sticks, mice and trackballs), touchpad technology has gained increased market acceptance over the last few years; several computer manufacturers which formerly used OEM pointing sticks have switched to OEM touchpads.

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

Patents and Proprietary Rights

     Aspects of Interlink's technology are protected by more than 65 patents issued or pending in the United States and abroad, as well as trade secret and proprietary knowledge. Products incorporating the Company's force sensing technologies are sold under trademarks issued or pending in the United States and various other countries. Of the initial FSR patents granted (those covering the use of an uneven surface to produce variable resistance), the first of these patents will expire on February 9, 1999. The Company has continued its efforts to improve the design, formulation, and manufacture of its sensors; some of these improvements are maintained as trade secrets, while U.S. and foreign patents have been applied for with respect to others. Other patents, covering various apparatus, processes and methods related to the force sensing technology expire between 1998 and 2015. Various corresponding foreign patents will expire between this year and 2015. Patents covering various materials and processes used in the Company's current generation of products, as well as new devices for angle and displacement sensing, were granted during 1995 by the U.S. Patent Office. The Company has also filed U.S. and foreign patent applications regarding the design, and several key operating features, of its remote control products.

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

     The Company actively defends its patents. When a potential infringing company is identified, Interlink first seeks to notify the company of Interlink's patent rights. Historically, the Company has been successful in negotiating license arrangements. If an agreement cannot be reached, the Company will pursue legal remedies. In June 1996, the Company brought an action in the United States District Court in the Central District of California against InControl Corporation ("InControl") for infringement of certain FSR patents. The Company seeks a court order enjoining InControl from further infringement. In February 1997, the court granted summary judgment in favor of InControl and dismissed the Company's action. The court also awarded InControl legal fees of, as yet, an undetermined amount. The Company is currently appealing the decision and the Company does not believe the outcome of this action will have a material effect on 1998 results.

Employees

     The Company had ninety-eight full-time employees in the United States as of December 31, 1997, ninety-four at its corporate offices and manufacturing facilities (including five members of management), and four sales managers stationed at regional offices. Its Japan subsidiary had eight employees.

Item 2.  Properties

     The Company's corporate offices and manufacturing facilities are located in a 26,000 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until August 1998 and provides for an average monthly rent payment of $12,772.00. The Company believes that this facility will be adequate to meet its requirements. Two regional sales offices operate out of leased facilities. Its Japan subsidiary, Interlink Electronics, Inc. K.K., leases office space in Tokyo.

Item 3.  Legal Proceedings

     In June 1996, the Company brought an action in Federal Court against InControl Corporation ("InControl") for infringement of certain FSR patents. The Company seeks a court order enjoining InControl from further infringement. In February 1997, the court granted summary judgment in favor of InControl and dismissed the Company's action. The court also awarded InControl legal fees of, as yet, an undetermined amount. The Company is currently appealing the decision and the Company does not believe the outcome of this action will have a material effect on 1998 results.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 4(a). Executive Officers of the Registrant

Name                              Age              Position with Company
----                              ---              ---------------------

E. Michael Thoben, III            44               Chairman of the Board,
                                                   President, Chief Executive
                                                   Officer, and Director

David J. Arthur                   49               Senior Vice President--
                                                   Operations

William A. Yates                  46               Senior Vice President--Sales
                                                   and Marketing

Paul D. Meyer                     38               Chief Financial Officer,
                                                   Secretary

Roger Moore                       37               Vice President--Product
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


     David J. Arthur has been Interlink's Senior Vice President--Operations since May, 1995; prior to that, he served as the Company's Vice President, Manufacturing and Operations. Before joining the Company in October 1990, he held senior positions in materials, purchasing and manufacturing management with TRW Inc., North American Philips Corporation, and Amdahl Corporation. From 1987 to 1990, he served as Vice President of Manufacturing at Harman

Electronics, Inc.


     William A. Yates became Interlink's Senior Vice President--Sales and Marketing in May, 1995. Prior to joining the Company in 1990 as its Vice President, Sales and Marketing, Mr. Yates served for nine years in increasingly senior sales positions with Polaroid Corporation's Industrial Products Division. Mr. Yates has over 23 years of sales and marketing experience with both small companies and large businesses, the latter including Carnation Company and Ortho Pharmaceutical Corporation. Mr. Yates holds a B.A. degree from the University of California at Berkeley.

     Paul D. Meyer joined Interlink in December 1989 as Controller, became its Vice President--Finance in June, 1994, and its Chief Financial Officer in December 1996. From May 1988 to December 1989, he was Controller for Dix-See Sales Company. From September 1985 to May 1988, Mr. Meyer was Corporate Accounting Manager for Bell Industries. Mr. Meyer was employed at Price Waterhouse from 1983 to 1985. Mr. Meyer holds a B.A. degree in economics from the University of California at Los Angeles.

     Roger P. Moore, II joined Interlink in July 1997. Prior to joining the Company, he held senior management positions in sales and marketing with American Power Conversion Corporation and Anova Technologies LLC. From 1996 to 1997 he served as President of echoMEDIA, Inc. Mr. Moore holds a Master of Management from Yale University, a Master of Science in Aeronautics from Stanford University and a Bachelor of Science in Aerospace Engineering from the University of California at Los Angeles.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Historical Market Information. From its initial public offering on June 7, 1993 until September 14, 1995, the Company's Common Stock and Warrants were listed under the symbols "LINK" and "LINKW," respectively on the Nasdaq Small Cap Market. Since September 14, 1995, the Company's securities have been listed for trading on the Nasdaq National Market System under the same symbols.

The following table sets forth, for the periods shown, the high and low Nasdaq sales prices for the Common Stock:

     Year Ended December 31, 1997                     Low              High
     ----------------------------                     ---              ----

     First Quarter...............................  $ 5.38           $  8.38
     Second Quarter..............................  $ 4.63           $  7.44
     Third Quarter...............................  $ 5.75           $  9.38
     Fourth Quarter..............................  $ 4.38           $  9.38

On March 13, 1998, the last reported sale price of the Common Stock on Nasdaq National Market was $4.78.

     Number of Stockholders. As of February 25, 1998, the Company had approximately 1,600 holders of record. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

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

Item 8. Financial Statements and Supplementary Data

     The information required by this item is included at pages F-4 to F-14 of this Report on Form 10-K and as listed in Item 14 of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report on Form 10-K. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) beneficial ownership reporting compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


Item 11. Executive Compensation

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership Of Certain Beneficial Owners And Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements and Schedules

     The following documents are included in this Report on Form 10-K at the pages indicated:

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-4

Consolidated Balance Sheets at December 31, 1996 and 1997                    F-5

Consolidated Statements of Operations for years ended
December 31, 1995, 1996 and 1997                                             F-6

Consolidated Statements of Stockholders' Equity for years
ended December 31, 1995, 1996 and 1997                                       F-7

Consolidated Statements of Cash Flows for years ended                        F-8
December 31, 1995, 1996 and 1997

Notes to Consolidated Financial Statements                                F-9-14

     No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

     (a)(2) Exhibits

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-1. Registration No. 33-60380 (the "Form S-1 Registration Statement").

     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2a of the Registrant's Form S-1, Registration Statement.

     10.1 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement.**

     10.2 1993 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1a of the Form S-1 Registration Statement.**

     10.3 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**

     10.4 Description of Interlink Electronics, Inc.'s. Management Compensation Program. Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     10.10 Joint Venture Agreement among the Registrant, InvestAR s.a.r.l., Interlink Electronics Europe s.a.r.l. and IEE Finance s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.15 of the Form S-1 Registration Statement.

     10.11 Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to Exhibit 10.16 of the Form S-1 Registration Statement.

     10.12 Manufacturing and Supply Agreement between the Registrant and Interlink Electronics Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to Exhibit 10.17 of the Form S-1 Registration Statement.

     10.13 Letter Agreement between the Registrant and InvestAR s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.18 of the Form S-1 Registration Statement.

     10.14 Agreement between the Government of Luxembourg, Interlink Electronics Europe s.a.r.l. , IEE Finance s.a.r.l., the Registrant and InvestAR s.a.r.l. dated December 18, 1989. Incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement.

     10.15 Agreement with InvestAR s.a.r.l. and ARBED S.A. (udated). Incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement.

     10.16 Agreement among the Registrant, Interlink Electronics Europe s.a.r.l. and InvestAR s.a.r.l. dated as of December 14, 1990. Incorporated by reference to Exhibit 10.21 of the Form S-1 Registration Statement.

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

     10.20 Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11,1992. Incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement.

     10.21 Financing Agreement between the Registrant and InvestAR s.a.r.l. dated June 15, 1992. Incorporated by reference to Exhibit 10.27 of the Form S-1 Registration Statement.

     10.22 Interlink Europe Financing Agreement between the Registration and InvestAR s.a.r.l. dated April 7, 1993. Incorporated by reference to
            Exhibit 10.28 of the Form S-1 Registration Statement.

     10.23 Agreement between Zilog, Inc. and the Registrant dated November 30, 1993. Incorporated by reference to Exhibit 10.34 of the Form S-1 Registration Statement.

     10.24 Employment Agreement between the Registrant and E. Michael Thoben, III effective as of April 1, 1996. Incorporated by reference to
            Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     10.25 Employment Agreement between the Registrant and William A. Yates effective as of April 1, 1996. Incorporated by reference to Exhibit
            10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     10.26 Employment Agreement between the Registrant and David J. Arthur effective as of April 1, 1996. Incorporated by reference to Exhibit
            10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     21.1   Subsidiaries of the Registrant.

     23.1   Consent of Arthur Andersen LLP.

     24.1   Power of Attorney.

     27.1   Financial Data Schedule.

--------------

* Confidential Treatment for portions of this agreement has been granted by the Commission.

** This exhibit constitutes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     Not applicable.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California, on the 27th day of March, 1998.

                                  INTERLINK ELECTRONICS, INC.

                                  By: E. MICHAEL THOBEN, III
                                      -------------------------------------
                                      E. Michael Thoben, III
                                      Chairman, Chief Executive Officer
                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                           Title                         Date
      ---------                           -----                         ----

Principal Executive Officer:


/s/ E. MICHAEL THOBEN, III        Chairman of the Board,          March 27, 1998
-----------------------------     Chief Executive Officer,
E. Michael Thoben, III            President


Principal Financial Officer:

/s/ PAUL D. MEYER                 Chief Financial Officer,        March 27, 1998
-----------------------------     Secretary
Paul D. Meyer


Directors:

/s/ GEORGE GU*                    Director                        March 27, 1998
-----------------------------
George Gu


/s/ EUGENE F. HOVANEC*            Director                        March 27, 1998
-----------------------------
Eugene F. Hovanec


/s/ MERRITT M. LUTZ*              Director                        March 27, 1998
-----------------------------
Merritt M. Lutz


/s/ CAROLYN MACDOUGALL*           Director                        March 27, 1998
-----------------------------
Carolyn MacDougall


/s/ E. MICHAEL THOBEN, III        Director                        March 27, 1998
-----------------------------
E. Michael Thoben, III


     * By: E. MICHAEL THOBEN, III
           -----------------------------
           E. Michael Thoben, III
           Attorney in Fact

                                  EXHIBIT INDEX

Exhibit
-------

  3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-1. Registration No. 33-60380 (the "Form S-1 Registration Statement").

  3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2a of the Registrant's Form S-1, Registration Statement.

  10.1 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement.**

  10.2 1993 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1a of the Form S-1 Registration Statement.**

  10.3 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**

  10.4 Description of Interlink Electronics, Inc.'s. Management Compensation Program. Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

  10.10 Joint Venture Agreement among the Registrant, InvestAR s.a.r.l., Interlink Electronics Europe s.a.r.l. and IEE Finance s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.15 of the Form S-1 Registration Statement.

  10.11 Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to Exhibit 10.16 of the Form S-1 Registration Statement.

  10.12 Manufacturing and Supply Agreement between the Registrant and Interlink Electronics Europe s.a.r.l. dated as of November 7, 1989. Incorporated by reference to Exhibit 10.17 of the Form S-1 Registration Statement.

  10.13 Letter Agreement between the Registrant and InvestAR s.a.r.l. dated November 7, 1989. Incorporated by reference to Exhibit 10.18 of the Form S-1 Registration Statement.

  10.14 Agreement between the Government of Luxembourg, Interlink Electronics Europe s.a.r.l. , IEE Finance s.a.r.l., the Registrant and InvestAR s.a.r.l. dated December 18, 1989. Incorporated by reference to Exhibit
          10.19 of the Form S-1 Registration Statement.

  10.15 Agreement with InvestAR s.a.r.l. and ARBED S.A. (udated). Incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement.

  10.16 Agreement among the Registrant, Interlink Electronics Europe s.a.r.l. and InvestAR s.a.r.l. dated as of December 14, 1990. Incorporated by reference to Exhibit 10.21 of the Form S-1 Registration Statement.

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

  10.20 Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11,1992. Incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement.

  10.21 Financing Agreement between the Registrant and InvestAR s.a.r.l. dated June 15, 1992. Incorporated by reference to Exhibit 10.27 of the Form S-1 Registration Statement.

  10.22 Interlink Europe Financing Agreement between the Registration and InvestAR s.a.r.l. dated April 7, 1993. Incorporated by reference to
          Exhibit 10.28 of the Form S-1 Registration Statement.

  10.23 Agreement between Zilog, Inc. and the Registrant dated November 30, 1993. Incorporated by reference to Exhibit 10.34 of the Form S-1 Registration Statement.

  10.24 Employment Agreement between the Registrant and E. Michael Thoben, III effective as of April 1, 1996. Incorporated by reference to Exhibit
          10.22 on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  10.25 Employment Agreement between the Registrant and William A. Yates effective as of April 1, 1996. Incorporated by reference to Exhibit
          10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  10.26 Employment Agreement between the Registrant and David J. Arthur effective as of April 1, 1996. Incorporated by reference to Exhibit
          10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

  21.1    Subsidiaries of the Registrant.

  23.1    Consent of Arthur Andersen LLP.

  24.1    Power of Attorney.

  27.1    Financial Data Schedule.

  ------------

* Confidential Treatment for portions of this agreement has been granted by the Commission.

** This exhibit constitutes a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     Not applicable

INTERLINK ELECTRONICS, INC.

SELECTED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
The following selected financial data should be read in conjunction with the financial statements and the related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein:

                                                                       Year Ended December 31,
                                                      ------------------------------------------------------------
                                                          1993         1994         1995         1996         1997
                                                      --------     --------     --------     --------     --------
Statement of Operations Data:
Revenues                                              $  4,362     $  7,797     $ 10,741     $ 13,485     $ 19,153

Cost of revenues                                         2,657        4,094        5,252        7,028       11,829
                                                      --------     --------     --------     --------     --------
     Gross profit                                        1,705        3,703        5,489        6,457        7,324
                                                      --------     --------     --------     --------     --------

Operating expenses:
   Product development and research                        782        1,011          897        1,234        1,600
   Selling, general and administrative                   3,954        3,887        4,524        4,617        5,555
                                                      --------     --------     --------     --------     --------

     Total operating expenses                            4,736        4,898        5,421        5,851        7,155
                                                      --------     --------     --------     --------     --------

Operating income (loss)                                 (3,031)      (1,195)          68          606          169
                                                      --------     --------     --------     --------     --------

Other income (expense):
   Debt conversion expense                                (450)           -            -            -            -
   Units issued in connection with bridge loans           (550)           -            -            -            -
   Interest expense                                        (84)         (37)         (60)        (118)        (152)
   Minority interest                                         -            -           41            -            -
   Other                                                   175          155          101           27           13
   Gain from sale of interest in European
     Joint Venture                                           -        3,380            -            -            -
                                                      --------     --------     --------     --------     --------

     Total other income (expense)                         (909)       3,498           82          (91)        (139)
                                                      --------     --------     --------     --------     --------

Net income (loss)                                     $ (3,940)    $  2,303     $    150     $    515     $     30
                                                      ========     ========     ========     ========     ========

Earnings (loss) per share - basic                     $  (1.80)    $    .49     $    .04     $    .12     $    .01
Earnings (loss) per share - diluted                   $  (1.80)    $    .38     $    .03     $    .11     $    .01

                                                                             December 31,
                                                      ------------------------------------------------------------
                                                          1993         1994         1995         1996         1997
                                                      --------     --------     --------     --------     --------
Balance Sheet Data:
Working capital                                       $  3,631     $  2,140     $  6,353     $  8,969     $ 12,461
Total assets                                             5,871        5,185       10,187       13,185       17,555
Short term debt                                             36          251          255          403          514
Deferred licensing income                                  144            -            -            -            -
Long term debt and capital lease obligations               128          121          672          850          724
Stockholders' equity                                     4,454        3,651        7,589        9,969       13,453

                           INTERLINK ELECTRONICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table presents, as a percentage of total revenues, certain selected consolidated financial data of each of the three years in the period ended December 31, 1997.

--------------------------------------------------------------------------------
                                          1995             1996             1997
--------------------------------------------------------------------------------
Revenues:
  Computer  pointing devices               74%              86%              88%
  Custom applications                      26               14               12
    Total revenues                        100              100              100

Gross profit                               51               48               38

Operating expenses:
  Product development and
    research                                8                9                8
  Selling, general and
    administrative                         42               34               29
    Total  operating expenses              50               43               37

Operating income                            1                5                1

Other expense                               -               (1)              (1)

Net income                                  1                4                -

--------------------------------------------------------------------------------

     Revenues increased 42% from $13.5 million in 1996 to $19.2 million in 1997. As compared to 1995, 1996 revenues grew 26% from $10.7 million in 1995. The revenue growth is a result of the Company's focus on developing and marketing computer pointing device products based on the Company's patented VersaPoint technology. Revenues from this product line grew from $7.9 million in 1995 to $11.6 million in 1996 and to $16.9 million in 1997. The primary products within the product line are PortaPoint, introduced in late 1992; Durapoint, introduced in early 1993; ProPoint, introduced in early 1994; the Integrated Pointing Stick, introduced in late 1993; the MicroModule, introduced in early 1994; RemotePoint, introduced in late 1994; RemotePoint Plus, DeskStick, and IRC introduced in late 1995; Wireless Keyboard and VersaPad, introduced in mid-1997. Because of the Company's focus on pointing device products, sales in the Custom Applications product line have recorded a decline as percent of sales in 1995, 1996 and 1997. The Company expects that the Custom Applications product line will show minimal or negative growth in the future.

     In 1997, gross profit decreased to 38%, primarily due to a one-time yield problem during the fourth quarter related to the introduction of the Company's new VersaPad technology. In 1996, gross profit margin declined to 48% due to a greater mix of high volume, OEM sales as compared to prior periods. OEM sales typically have a lower margin than other sales. During the periods presented, the company has not experienced meaningful price erosion in its Computer Pointing Devices product line.

     Product development and research expense increased from $.9 million in 1995 to $1.2 million in 1996, and to $1.6 million in 1997. In 1996 development costs increased to support greater OEM sales, which require more engineering resources, and to develop the VersaPad technology. During 1997, development costs increased primarily due to the development costs, both internal and external, relating to the introduction of the Company's VersaPad technology and the development of RemoteLink technology.

     On a percent of sales basis, the Company has achieved a decline in SG&A costs from 42% in 1995, to 34% in 1996, to 29% in 1997. This decline results from the amortization of fixed SG&A costs over a greater base of sales and the shift in product mix towards OEM sales. The increase of approximately $900,000 in absolute dollars is due to increased costs required to handle the increased business activity.

     The Company recorded a profit from operations of $68,000 in 1995, $606,000 in 1996, and $169,000 in 1997. The improvement from 1995 to 1996 was achieved by strong revenue growth in the Company's key focus area, Computer Pointing Devices and successful cost management of product development and marketing costs. The decline in 1997 as compared to 1996 was caused by a one-time write-off due to yield problems related to the new VersaPad technology that more than offset continued strong revenue growth and cost containment efforts.

     The revenue growth in the Company's Computer Pointing Device product line, and operating cost control contributed to achieve 1995, 1996, and 1997 net incomes of $150,000, $515,000, and $30,000. The decline in 1997 as compared to 1996 was caused by a one-time write-off due to yield problems related to the new VersaPad technology that more than offset continued strong revenue growth and cost containment efforts.

Liquidity and Capital Resources

     Working capital at December 31, 1997 was $12.5 million versus $8.9 million at the end of 1996. This $3.6 million increase resulted from positive results from operations, the proceeds from a private placement of the Company's stock and the exercise of employee stock options.

     In 1997, operations consumed approximately $3.0 million in cash due to the growth in accounts receivable and inventory necessitated by revenue growth. As the Company continues to pursue its branded products and Japan-based businesses, both markets known for extended payment policies, operations may continue to be a net user of cash.

     In 1997 the Company spent approximately $580,000 to purchase additional manufacturing equipment and computer equipment, related to the Company's internal computer network.

     In 1997, the Company negotiated an increase in the maximum available on its domestic bank line of credit to $3.0 million (the line was unused as of December 31,1997). Additionally, the company believes there are a number of sources available for the leasing of equipment. A secondary offering of equity securities or the exercise of outstanding warrants or stock options are potential sources of equity capital that may be available to the Company. Management believes that forecasted cash requirements for the next twelve months can be met from existing cash and invested cash balances. However, an unforeseen downturn of results in sufficient magnitude could effect the Company's ability to meet that forecast.

                    Report of Independent Public Accountants


To the Stockholders and Board of Directors of Interlink Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and its subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, Stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP

Los Angeles, California
March 9, 1998

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                           ----------------------------
Assets                                                                            1996             1997
                                                                           -----------       ----------
Current assets:
   Cash and cash equivalents                                               $     3,767       $    4,176
   Accounts receivable, less allowance for doubtful
     accounts of  $310 and $352 in 1996
     and 1997, respectively                                                      3,649            5,684
   Inventories                                                                   3,634            5,461
   Prepaid expenses and other current assets                                       285              518
                                                                           -----------       ----------

     Total current assets                                                       11,335           15,839
                                                                           -----------       ----------

Property and equipment, net                                                      1,143            1,150
Patents and trademarks, less accumulated
   amortization of $453 and $542
   in 1996 and 1997, respectively                                                  439              375
European marketing rights                                                          150               75
Other assets                                                                       118              116
                                                                           -----------       ----------

Total assets                                                               $    13,185       $   17,555
                                                                           ===========       ==========
Liabilities And Stockholders' Equity
Current liabilities:
   Bank line of credit                                                     $         -       $      576
   Current maturities of long-term debt
      and capital lease obligations                                                403              514
   Accounts payable                                                              1,146            1,935
   Accrued payroll and expenses                                                    817              353
                                                                           -----------       ----------

     Total current liabilities                                                   2,366            3,378
                                                                           -----------       ----------

Long-term debt, net of current portion                                             235              337
Capital lease obligations, net of current portion                                  615              387

Commitments and contingencies                                                        -                -

Stockholders' equity:
   Common stock (40,000 shares authorized,
    4,515 and 5,202 outstanding at December 31,
    1996 and 1997, respectively)                                                20,768           24,629
   Accumulated deficit                                                         (10,799)         (11,176)
                                                                           -----------       ----------

     Total stockholders' equity                                                  9,969           13,453
                                                                           -----------       ----------
Total liabilities and stockholders' equity                                 $    13,185       $   17,555
                                                                           ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                     1995           1996           1997
                                                              -----------    -----------    -----------
Revenues                                                      $    10,741    $    13,485    $    19,153

Cost of revenues                                                    5,252          7,028         11,829
                                                              -----------    -----------    -----------

Gross profit                                                        5,489          6,457          7,324

Operating expenses:
   Product development and research                                   897          1,234          1,600
   Selling, general and administrative                              4,524          4,617          5,555
                                                              -----------    -----------    -----------

     Total operating expenses                                       5,421          5,851          7,155
                                                              -----------    -----------    -----------

Operating income                                                       68            606            169
                                                              -----------    -----------    -----------

Other income (expense):
   Interest expense                                                   (60)          (118)          (152)
   Minority interest                                                   41              -              -
   Other income                                                       101             27             13
                                                              -----------    -----------    -----------

     Total other income (expense)                                      82            (91)          (139)
                                                              -----------    -----------    -----------


Net income                                                    $      150     $       515    $        30
                                                              ===========    ===========    ===========

Earnings per share - basic                                    $       .04    $       .12    $       .01
Earnings per share - diluted                                  $       .03    $       .11    $       .01

Weighted average shares - basic                                     3,957          4,387          4,764
Weighted average shares - diluted                                   4,759          4,602          5,020


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
                                                 Common Stock
                                             -------------------     Accumulated    Total Stockholders'
                                               Shares     Amount         Deficit                 Equity
                                             --------   --------     -----------    -------------------
Balance, December 31, 1994                      3,358   $ 15,014     $   (11,363)             $   3,651

     Issuance of shares upon exercise
        of employee stock options                 185        609               -                    609
     Issuance of shares upon exercise
        of stock warrants                          12         92               -                     92
     Issuance of shares in private
        placement                                 700      3,165               -                  3,165
     Cumulative translation adjustment              -          -             (78)                   (78)
       Net income                                   -          -             150                    150
                                             --------   --------     -----------              ---------

Balance, December 31, 1995                      4,255     18,880         (11,291)                 7,589

     Issuance of shares upon exercise
        of employee stock options                  36        152               -                    152
     Issuance of shares upon exercise
        of stock warrants                         224      1,736               -                  1,736
     Cumulative translation adjustment              -          -             (23)                   (23)
       Net income                                   -          -             515                    515
                                             --------   --------     -----------              ---------

Balance, December 31, 1996                      4,515     20,768         (10,799)                 9,969

     Issuance of shares upon exercise
         of employee stock options                363      1,711               -                  1,711
     Issuance of shares in
            private placement                     324      2,150               -                  2,150
     Cumulative translation adjustment                                      (407)                  (407)
     Net income                                     -          -              30                     30
                                             --------   --------     -----------              ---------

Balance, December 31, 1997                      5,202   $ 24,629     $   (11,176)             $  13,453
                                             ========   ========     ===========              =========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                     1995           1996           1997
                                                              -----------    -----------    -----------
Cash flows from operating activities:
     Net income                                               $       150    $       515    $        30
     Adjustments to reconcile net income to
       net cash used for operating activities:
         Provisions for bad debts                                      91             77            119
         Depreciation and amortization                                445            602            712
         Changes in operating assets and liabilities:
           Accounts receivable                                       (938)        (1,366)        (2,154)
           Inventories                                             (1,339)        (1,450)        (1,827)
           Prepaid expenses and other current assets                 (193)           (46)          (233)
           Other assets                                               (41)            37              2
           Accounts payable                                           711           (124)           789
           Accrued payroll and expenses                              (202)           416           (464)
                                                              -----------    -----------    -----------

           Net cash used for operating activities                  (1,316)        (1,339)        (3,026)
                                                              -----------    -----------    -----------

Cash flows from investing activities:
     Net sales of marketable securities                               464              -              -
     Purchases of property and equipment                             (510)          (432)          (555)
     Costs of patents and trademarks                                 (170)          (149)           (25)
                                                              -----------    -----------    -----------

           Net cash used for investing activities                    (216)          (581)          (580)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
     Borrowings on bank line of credit                                100              -          1,576
     Payments on bank line of credit                                 (300)             -         (1,000)
     Borrowings on note payable to bank                                97            180            237
     Payments on note payable to bank                                 (18)           (57)           (79)
     Proceeds from sale/leaseback                                     788            478            225
     Principal payments on capital lease obligations                  (74)          (232)          (353)
     Principal payments on Tech Transfer Agreement                    (38)           (43)           (46)
     Due from stockholders                                             49              -              -
     Proceeds from issuance of common stock, net                    3,866          1,888          3,861
                                                              -----------    -----------    -----------
              Net cash provided by financing activities             4,470          2,214          4,422
                                                              -----------    -----------    -----------

Effect of exchange rate changes on cash                               (78)           (23)          (407)
                                                              -----------    -----------    -----------
Increase in cash and cash equivalents                               2,860            271            409
Cash and cash equivalents
   at beginning of period                                             636          3,496          3,767
                                                              -----------    -----------    -----------
Cash and cash equivalents
   at end of period                                           $     3,496    $     3,767    $     4,176
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
    Interest paid                                             $        60    $       111    $       152
    Income taxes paid                                                   2              1             33


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

Foreign Currency Transactions - The accounts of the Company's foreign subsidiary have been translated according to the provisions of Statement of Financial Accounting Standards No. 52. Gains and losses resulting from translation of the foreign financial statements are included in stockholders' equity. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statement of operations for the period in which they occur.

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

Patents and Trademarks - The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 1995, 1996 and 1997 was, $60,000, $78,000 and $90,000, respectively.

Income Taxes - The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this statement, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements (see Note 11).

Earnings Per Share - Earnings per share-basic is based upon the weighted average number of shares outstanding. Earnings per share-diluted is based on the weighted average shares outstanding including the dilutive effect of common stock equivalents. (See Note 9)

Accounts Receivable - Increases to the allowance for doubtful accounts totaled $91,000, $77,000 and $42,000 for the years ended December 31, 1995, 1996 and
1997, respectively. Write-offs against the allowance for doubtful accounts totaled $12,000, none and $139,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.   Inventories

Inventories consisted of the following (in thousands):                     December 31,
                                                                  ----------------------------
                                                                         1996             1997
                                                                  -----------      -----------
Raw material                                                      $     2,120      $     2,666
Work in process                                                           529            1,107
Finished goods                                                            985            1,688
                                                                  -----------      -----------

Total inventories                                                 $     3,634      $     5,461
                                                                  ===========      ===========

3.   Property And Equipment

Property and equipment consisted of the following (in thousands):

                                                                          December 31,
                                                                  ----------------------------
                                                                         1996             1997
                                                                  -----------      -----------
Furniture, machinery and equipment                                $     2,588      $     3,139
Leasehold improvements                                                    143              147
                                                                  -----------      -----------
                                                                        2,731            3,286
Less accumulated depreciation and amortization                         (1,588)          (2,136)
                                                                  -----------      -----------

Property and equipment, net                                       $     1,143      $     1,150
                                                                  ===========      ===========

Depreciation and amortization expense charged to operations amounted to $314,000, $449,000 and $534,000 for the years ended 1995, 1996, and 1997, respectively. Property and equipment under capital leases had a net book value of $991,000 and $1,046,000 at December 31, 1996 and 1997 respectively.

4.   Acquisition Of Japanese Subsidiary

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

5.   Short-Term Borrowings

The Company maintains a domestic revolving line of credit with a maximum amount of $3,000,000, none of which had been drawn as of December 31, 1997. The loan carries an interest rate of the bank's interest rate (8.5% at December 31, 1997) and matures in May 1998. The loan is secured by all of the Company's assets and requires the Company to meet certain financial covenants, all of which were satisfied at December 31, 1997. Selected information regarding short-term borrowings are as follows:

The Company's Japan subsidiary maintains an unsecured line of credit with a bank with a maximum amount of $576,000, all of which was drawn at December 31, 1997. This line carries an interest rate of 2.4%.

                                                              Year Ended December 31,
                                                          -----------------------------
                                                              1996                 1997
                                                          --------             --------
Average daily borrowings (000's)                          $      0             $    743
Maximum daily borrowings (000's)                          $      0             $  1,576
Weighted average interest rate during year                     N/A                 7.0%

6 .  Long-Term Debt and Capital Leases

Bank loans - The Company's Japan subsidiary, Interlink Electronics KK, maintains unsecured loans with three banks. The loans carry a weighted average interest rate of 2.5% and are payable in monthly installments through the year 2002. The combined balance outstanding as of December 31, 1996 and 1997 was $248,000 and $406,000, respectively.

Technology Transfer Agreement - In December 1987, the Company purchased certain patents and related technology from its founder. Under the Technology Transfer Agreement, the Company was obligated to pay the greater of $4,000 per month or 1% of monthly gross sales of products related to the purchased technology. The term of the agreement was from January 1988 to December 1997.

Capital lease obligations - The Company had an equipment financing agreement with a leasing company to provide for the purchase of equipment. As amounts were drawn, the funded amount was converted to a note payable with a standard payment schedule of up to 42 months at an effective interest rate of 8.1%. As of December 31, 1997, the Company had utilized and converted $1,493,000 to notes payable.

At December 31, 1997, scheduled maturates of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

                                                        Debt           Leases
                                                    --------         --------
1998                                                $     79         $    511
1999                                                      79              284
2000                                                      93              111
2001                                                      71               24
2002                                                      60
Thereafter                                                55                -
                                                    --------         --------
                                                         437              930
Less amount representing interest                        (31)             (98)
                                                    --------         --------
Present value of minimum payments                        406              832
Current portion                                          (69)            (445)
                                                    --------         --------
Long term portion                                   $    337         $    387
                                                    ========         ========

7.   Capitalization

Preferred Stock - The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. As of December 31, 1997, none were outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preference as may be fixed and determined by the Board of Directors.

Common Stock - The Company is authorized to issue 40,000,000 shares of Common Stock.

In April 1995, the Company completed a private placement of 700,000 shares of common stock and 46,668 warrants. The warrants were exercisable at $8.25 and expired on June 7, 1996. The Company received gross proceeds of $3.5 million (before offering expenses and placement agent fees totaling $335,000). In conjunction with the offering, the placement agents also received 60,000 warrants. These securities were registered with the Securities and Exchange Commission under an S-3 Registration Statement effective July 17, 1995.

In June 1996, 223,723 warrants, with an exercise price of $8.25, were exercised. The Company received net proceeds of $1.74 million after deducting offering costs. The remaining 1,673,891 warrants from this class expired in accordance with their terms.

In September 1997, the Company completed a private placement of 324,348 shares of common stock. The Company received gross proceeds of $2,250,000 prior to fees totaling $100,000.

Units - In June 1993, the Company completed an initial public offering raising $7,102,000 net of expenses, through the sale of 1,553,000 Units. Each Unit consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock at $8 .25.

8.   Stock Warrants And Stock Options

At December 31, 1997, the Company had the following Common Stock Warrants outstanding:

        Number of                  Exercise                  Expiration
           Shares                     Price                        Date
     ------------              ------------                ------------
          135,000                     $6.60                June 4, 1998
          135,000                      8.26                June 4, 1998


Under the terms of the Company's Option Plans, officers and key employees may be granted nonqualified or incentive stock options and outside directors and independent contractors of the Company may be granted nonqualified stock options. The aggregate number of shares which may be issued under the plans is 3,184,150. Outstanding options under the plans vest in various increments through October, 2000. Information concerning stock options under the plans is summarized as follows:

                                                                          (In Thousands)
                                                              -----------------------------------------
                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                     1995           1996           1997
                                                              -----------    -----------    -----------
Options outstanding, beginning of period                            1,063          1,219          1,432
   Options granted (weighted average price of                       1,236            393            434
     $5.19, $5.76 and $6.50 in 1995, 1996 and
     1997, respectively )
   Options exercised (weighted average price                         (185)           (36)          (363)
     of $3.29, $4.23 and $4.71 in 1995, 1996 and
     1997, respectively)
   Options canceled                                                  (895)          (144)           (88)
                                                              -----------    -----------    -----------

Options outstanding, end of period                                  1,219          1,432          1,415
                                                              ===========    ===========    ===========

Options exercisable                                                   613            958            884
                                                              ===========    ===========    ===========

Price range of options outstanding                                         $1.38 to $9.13

The Company accounts for the plans under Accounting Principles Board Opinion No. 25 under which no compensation cost is recognized for employee stock option grants. If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net income (loss) would have been as follows:

                                                      (In Thousands Except Per Share Data)
                                                               1996             1997
                                                           --------         --------
    Net income (loss):
      As reported                                          $    515         $     30
      Pro forma                                                (213)          (1,195)

    Earnings (loss) per share - basic:
      As reported                                          $    .12         $    .01
      Pro forma                                                (.05)            (.25)

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used in 1996 and 1997: risk-free interest rates of 6.3 percent; expected life of four years; no expected dividend yield; and a volatility measure of 59%.

9.   Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of SFAS 128. The computation of earnings per share - basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share - diluted also includes the effect of common shares contingently issuable from options and warrants (in periods which they have a dilutive effect).

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares, using a yearly average market price.

The following table contains information necessary to calculate earnings per share:

                                                                          (In Thousands)
                                                              -----------------------------------------
                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                     1995           1996           1997
                                                              -----------    -----------    -----------
   Weighted average shares outstanding                              3,957          4,388          4,764

   Assumed conversion of options and warrants                       3,280          1,702          1,685

   Assumed repurchase of shares                                    (2,478)        (1,487)        (1,429)
                                                              -----------    -----------    -----------

   Weighted average shares - diluted                                4,759          4,602          5,020
                                                              ===========    ===========    ===========


10.  Lease Commitments

The Company leases its main facility and certain equipment under operating leases expiring through 2002. Rent payments totaled approximately $153,000, $227,000 and $236,000 in 1995, 1996 and 1997, respectively.

Minimum lease commitments at December 31, 1997 are summarized as follows (in thousands):

1998              $ 183
1999                 69
2000                  6
2001                  6
2002                  5
                 ------
                 $  269


11.  Income Taxes

Under Section 382 of the Internal Revenue Code, net operating losses are limited when, on a cumulative basis over a three-year period, the holdings of certain stockholder groups owning more than 5% of the Company have changed more than 50%. On December 23, 1987, the Company experienced a greater than 50% change in ownership. As a result, the Company's utilization of net operating loss carryforwards generated prior to that date of $1,316,000 is limited to $126,000 per year, for federal income tax purposes, through 1998. Utilization of state net operating losses generated prior to December 23, 1987 of $706,000 is limited under the same rules. However, for the tax years 1991 and 1992, the State of California suspended the use of net operating loss carryforwards. As of December 31, 1997, the Company had federal and state income tax net operating loss carryforwards of approximately $10,369,000 expiring through 2009 and $3,514,000 expiring through 1999, respectively.

On September 26, 1994, the Company sold its interest in Interlink Electronics Europe. This transaction caused an additional "change of ownership" under
Section 382 of the Internal Revenue Code. As a result, the Company's net operating losses will be limited. The Company has research and development tax credit carryforwards of approximately $260,000 and $270,000 at December 31, 1996 and 1997, respectively. The Company has total net deferred tax assets as follows:

                                                           (In Thousands)
                                                   ---------------------------
                                                        1996              1997
                                                   ---------         ---------
Deferred tax assets:
   Net operating loss carryforward                 $   3,896         $   3,852
   Vacation accrual                                       59                54
   Allowance for bad debts                               114               105
   Other                                                 306               316
                                                   ---------         ---------

     Total deferred tax assets                         4,375             4,327

Valuation allowance                                   (4,375)          (4,327)
                                                   ---------         --------

     Total                                         $       -         $       -
                                                   =========         =========

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that if some portion or all of the deferred tax asset will not be recognized. There is no assurance that the Company will continue to be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1996 and 1997.


12.  Related Party Transaction

The Company had an agreement with its founder to provide consulting services to the Company at $48,000 per year through December 1997.


13. Revenue Information

Export Sales - The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.

                                                   Year Ended December 31,
                                               -------------------------------
                                                1995          1996        1997
                                               -----         -----       -----
        Asia                                     29%           26%         30%
        Europe and other                         17%           13%         20%

Major Customers - In 1997, sales to one customer in the computer industry constituted 13% of the Company's sales and in 1996, sales to one customer in the computer industry constituted 15% of the Company's sales. In 1995, sales to one customer in the medical industry constituted 11% of the Company's sales.