Form 10-Q
period 1998-03-31
INTERLINK ELECTRONICS
filed 1998-05-06
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Yes [ X ]            No [   ]


Shares of Common Stock Outstanding, at April 30, 1998:  5,209,076

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
                                                                              March 31,      December 31,
Assets                                                                            1998              1997
                                                                           -----------       -----------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                               $     2,760       $     4,176
   Accounts receivable, less allowance for doubtful                              6,377             5,684
     accounts of $361 and $352 in 1998 and 1997, respectively
   Inventories                                                                   6,135             5,461
   Prepaid expenses and other current assets                                       275               518
                                                                           -----------       -----------

     Total current assets                                                       15,547            15,839
                                                                           -----------       -----------

Property and equipment, net                                                      1,431             1,150
Patents and trademarks, less accumulated
   amortization of $562 and $542
   in 1998 and 1997, respectively                                                  355               375
European marketing rights                                                           56                75
Other assets                                                                        83               116
                                                                           -----------       -----------

Total assets                                                               $    17,472       $    17,555
                                                                           ===========       ===========
Liabilities and Stockholders' Equity Current liabilities:
   Bank line of credit                                                     $       798       $       576
    Current maturities of long-term debt                                           496               514
    and capital lease obligations
   Accounts payable                                                              1,694             1,935
   Accrued payroll and expenses                                                    333               353
                                                                           -----------       -----------

     Total current liabilities                                                   3,321             3,378
                                                                           -----------       -----------

Long term debt, net of current portion                                             308               337
Capital lease obligations, net of current portion                                  308               387

Commitments and contingencies                                                        -                 -

Stockholders' equity:
   Common stock (40,000 shares authorized
      5,208 and 5,202 outstanding at March 31, 1998
      and December 31, 1997, respectively)                                      24,661            24,629
   Accumulated deficit                                                         (11,126)          (11,176)
                                                                           -----------       -----------

     Total stockholders' equity                                                 13,535            13,453
                                                                           -----------       -----------

Total liabilities and stockholders' equity                                 $    17,472       $    17,555
                                                                           ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------
                                                                                 Three Month Period
                                                                                   Ended March 31,
                                                                                ---------------------
                                                                                    1998         1997
                                                                                --------     --------
Revenues                                                                        $  5,157     $  4,268

Cost of revenues                                                                   3,248        2,389
                                                                                --------     --------

Gross profit                                                                       1,909        1,879

Operating expense:

   Product development and research                                                  356          349
   Selling, general and administrative                                             1,488        1,267
                                                                                --------     --------

     Total operating expense                                                       1,844        1,616
                                                                                --------     --------

Operating income                                                                      65          263
                                                                                --------     --------

Other income (expense):
   Interest expense                                                                  (30)          (29)
   Other income (expense)                                                             15           19
                                                                                --------     --------

     Total other income (expense)                                                   (15)           (10)
                                                                                --------     ---------


Net income                                                                      $     50     $    253
                                                                                ========     ========

Earnings per share - basic                                                      $    .01     $    .06
Earnings per share - diluted                                                    $    .01     $    .05

Weighted average shares - basic                                                    5,012        4,540
Weighted average shares - diluted                                                  5,207        5,348

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
                                                                                    Three Month Period
                                                                                      Ended March 31,
                                                                                   ---------------------
Cash flows from operating activities:                                                   1998        1997
                                                                                   ---------   ---------
     Net income                                                                    $      50   $     253
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                   157         158
         Changes in operating assets and liabilities:
           Accounts receivable                                                          (693)        (16)
           Inventories                                                                  (674)     (1,890)
           Prepaid expenses and other current assets                                     243        (197)
           Other assets                                                                   33           3
           Accounts payable                                                             (241)         84
           Accrued payroll and expenses                                                  (20)       (200)
                                                                                   ---------   ---------
              Net cash used for operating activities                                  (1,145)     (1,805)

Cash flows from investing activities:
     Purchases of property and equipment                                                (399)        (96)
                                                                                   ---------   ---------
           Net cash used for investing activities                                       (399)        (96)

Cash flows from financing activities:
     Borrowings on bank line of credit                                                   222           -
     Principal payments on notes payable to bank                                         (19)          -
     Principal payments on technology transfer agreement                                   -         (38)
     Principal payments on capital lease obligations                                    (107)        (83)
     Proceeds from issuance of common stock, net                                          32         212
                                                                                   ---------   ---------
              Net cash provided by financing activities                                  128          91

Effect of exchange rate changes on cash                                                    -        (107)
                                                                                   ---------   ---------

Increase (decrease) in cash and cash equivalents                                      (1,416)     (1,917)

Cash and cash equivalents
  at beginning of period                                                               4,176       3,767
                                                                                   ---------   ---------

Cash and cash equivalents
  at end of period                                                                 $   2,760   $   1,850
                                                                                   =========   =========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $      30   $      29
    Income taxes                                                                   $       1   $       1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------


1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month periods ended March 31, 1997 and 1998 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

For the three month period ended March 31, 1998, revenues grew 21% as compared to the same period of 1997. Revenues for the Computer Pointing Devices product line were $4.6 million, up 18% from the prior year. The growth in this product line resulted from the Company's further penetration into the presentation system market, both in the United States and Japan. Revenues for the Custom Applications products line increased 46% in the same comparison.

As a percent of revenues, gross profit declined to 37% for the first quarter of 1998 as compared to 44% for the same period of 1997. The decline in gross profit percentage reflects a greater mix of high volume OEM business, which carries a relatively lower profit margin. The Company expects gross profit percentages to vary slightly depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 7% of revenues for the first quarter of 1998, as compared to 8% for the same period in 1997 as the Company continues to develop products based on its proprietary VersaPoint and RemoteLink Technologies. Given the industries the Company participates in, management expects minimum research and development costs, as a percent of revenues, to remain at or near the current level.

For the three months ended March 31, 1998, selling, general and administrative costs (S,G & A) declined to 29% of revenues, as compared to 30% for the same period of 1997. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G & A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 working capital totaled $12.2 million as compared to $12.5 million at December 31, 1997. This decrease is primarily a result of the Company's investment in property and equipment.

For the three months ended March 31, 1998, operations used $1.1 million in cash due primarily to an increase in inventory as necessitated by the revenue growth and the build-up of inventory related to business expansion in Japan. As the Company is aggressively seeking customers in the computer retail industry and in Japan, both areas known for extended payment policies, operations may continue to be a net user of cash despite profitable results.

For the first three months of 1998, investing activities comprised the purchase of production equipment.

For the three months ended March 31, 1998, financing activities constituted primarily, borrowings on the Company's Japan bank line of credit partially offset by the repayment of capital lease and other debt obligations.

FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and gross profit expectations, product development costs, operating expense improvements, cash flow and future business activities should be considered in light of these factors.

Item 6.  Exhibits and Reports on Form 8-K

         No reports were filed during the period for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 1998.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
----------------------------------
Paul D. Meyer
Chief Financial Officer