Form 10-Q
period 1998-06-30
INTERLINK ELECTRONICS
filed 1998-08-07
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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

         Yes [X]             No [ ]


Shares of Common Stock Outstanding, at July 30, 1998:  5,215,117

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------

                                                                                June 30,    December 31,
Assets                                                                             1998            1997
                                                                            -----------     -----------
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                $     3,004     $     4,176
   Accounts receivable, less allowance for doubtful                               5,825           5,684
     accounts of $373 and $352 in 1998 and 1997, respectively
   Inventories                                                                    7,284           5,461
   Prepaid expenses and other current assets                                        293              65
                                                                            -----------     -----------

     Total current assets                                                        16,406          15,386
                                                                            -----------     -----------

Property and equipment, net                                                       1,677           1,603
Patents and trademarks, less accumulated
   amortization of $590 and $542
   in 1998 and 1997, respectively                                                   327             375
European marketing rights                                                            38              75
Other assets                                                                         91             116
                                                                            -----------     -----------

Total assets                                                                $    18,539     $    17,555
                                                                            ===========     ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Bank line of credit                                                      $     1,124     $       576
   Current maturities of long-term debt
    and capital lease obligations                                                   453             514
   Accounts payable                                                               1,881           1,935
   Accrued payroll and expenses                                                     432             353
                                                                            -----------     -----------

     Total current liabilities                                                    3,890           3,378
                                                                            -----------     -----------

Long term debt, net of current portion                                              339             337
Capital lease obligations, net of current portion                                   437             387

Commitments and contingencies                                                         -               -

Stockholders' equity:
   Common stock (40,000 shares authorized
      5,215 and 5,202 outstanding at June 30, 1998
      and December 31, 1997, respectively)                                       24,692          24,629
   Accumulated deficit                                                          (10,819)        (11,176)
                                                                            -----------     -----------

     Total stockholders' equity                                                  13,873          13,453
                                                                            -----------     -----------

Total liabilities and stockholders' equity                                  $    18,539     $    17,555
                                                                            ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------

                                                  Three Month Period                Six Month Period
                                                     Ended June 30,                  Ended June 30,
                                               -------------------------       -------------------------
                                                    1998            1997            1998            1997
                                               ---------       ---------       ---------       ---------
Revenues                                       $   5,351       $   4,701       $  10,508       $   8,969

Cost of revenues                                   3,296           2,689           6,544           5,078
                                               ---------       ---------       ---------       ---------

Gross profit                                       2,055           2,012           3,964           3,891

Operating expense:
   Product development and research                  448             395             804             744
   Selling, general and administrative             1,441           1,309           2,929           2,576
                                               ---------       ---------       ---------       ---------

     Total operating expense                       1,889           1,704           3,733           3,320
                                               ---------       ---------       ---------       ---------

Operating income                                     166             308             231             571
                                               ---------       ---------       ---------       ---------

Other income (expense):
   Interest expense                                  (28)            (34)            (58)            (62)
   Other income (expense)                             (3)             (1)             12              17
                                               ---------       ---------       ---------       ---------

     Total other income (expense)                    (31)            (35)            (46)            (45)
                                               ---------       ---------       ---------       ---------


Net income                                     $     135       $     273       $     185       $     526
                                               =========       =========       =========       =========

Earnings per share - basic                     $     .03       $     .06       $     .04       $     .12
                                               =========       =========       =========       =========
Earnings per share - diluted                   $     .03       $     .05       $     .04       $     .10
                                               =========       =========       =========       =========

Weighted average shares - basic                    5,211           4,570           5,209           4,555
                                               =========       =========       =========       =========
Weighted average shares - diluted                  5,211           4,984           5,237           5,011
                                               =========       =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------


                                                                                       Six Month Period
                                                                                        Ended June 30,
                                                                                  ---------------------------
Cash flows from operating activities:                                                    1998            1997
                                                                                  -----------     -----------
     Net income                                                                   $       185     $       526
     Adjustments to reconcile net income to net cash used for operating act1vities:
         Depreciation and amortization                                                    318             313
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (141)           (705)
           Inventories                                                                 (1,823)         (2,413)
           Prepaid expenses and other current assets                                     (228)           (315)
           Other assets                                                                    25             (17)
           Accounts payable                                                               (54)            522
           Accrued payroll and expenses                                                    79            (365)
                                                                                  -----------     -----------
              Net cash used for operating activities                                   (1,639)         (2,454)

Cash flows from investing activities:
     Purchases of property and equipment                                                 (307)           (375)
     Costs of patents and trademarks                                                        -             (24)
                                                                                  -----------     -----------
           Net cash used for investing activities                                        (307)           (399)

Cash flows from financing activities:
     Borrowings on credit line                                                            548           1,000
     Borrowings on notes payable to bank                                                   42               -
     Principal payments on notes payable to bank                                          (40)              -
     Principal payments on long term debt                                                   -             (44)
     Proceeds from sale/leaseback                                                         270               -
     Principal payments on capital lease obligations                                     (281)           (168)
     Proceeds from issuance of common stock, net                                           63             388
                                                                                  -----------     -----------
              Net cash provided by financing activities                                   602           1,176
                                                                                  -----------     -----------

Effect of exchange rate changes on cash                                                   172             (25)
                                                                                  -----------     -----------

Decrease in cash and cash equivalents                                                  (1,172)         (1,702)

Cash and cash equivalents
  at beginning of period                                                                4,176           3,767
                                                                                  -----------     -----------

Cash and cash equivalents
  at end of period                                                                $     3,004     $     2,065
                                                                                  ===========     ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                                 $        56     $        63
    Income taxes                                                                  $         1     $        28


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED SIX MONTHS ENDED JUNE 30, 1998
------------------------------------------------


1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month and six month periods ended June 30, 1998 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.   Bank Lines of Credit

In May 1998, the Company's U.S. bank renewed the existing $3 million credit line with the same terms and conditions. At June 30, 1998, the line was unused and the Company was in compliance with all covenants.

In June 1998, the Company's Japan bank increased the maximum amount of the line available to the Company's Japan subsidiary to 340 million yen ($2.4 million at June 30, 1998). The amount drawn on this line at June 30, 1998 was $1.1 million.

3.   Stock Warrant Expiration

On June 4, 1998 all of the Company's outstanding stock warrants (270,000 shares) expired in accordance with their terms.

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------


RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1998, revenues grew 14% and 17%, respectively as compared to the same periods of 1997. Revenues for the Computer Pointing Devices product line were $4.4 million, up 17% from the prior year, for the three months ended June 30, 1998 and were $9 million, an increase of 12% over the prior year, for the six months ended June 30, 1998. The growth in this product line resulted from the Company's further penetration into the presentation system market, both in the United States and Japan. Revenues for the Custom Applications products line increased 71% and 60%, respectively in the same comparisons.

As a percent of revenues, gross profit declined to 38% for both the second quarter and first half of 1998 as compared to 43% for the same periods of 1997. The decline in gross profit percentage reflects a greater mix of high volume OEM business, which carries a relatively lower profit margin. The Company expects gross profit percentages to vary slightly from the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 8% of revenues for both the second quarter and first half of 1998, as compared to 8% for the same periods in 1997 as the Company continues to develop products based on its proprietary VersaPoint and RemoteLink Technologies. Given the industries the Company participates in, management expects minimum research and development costs, as a percent of revenues, to remain at or near the current level.

For the three months and the six months ended June 30, 1998, selling, general and administrative costs (S,G&A) declined to 27% and 28%, respectively of revenues, as compared to 28% and 29%, respectively for the same periods of 1997. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G & A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 working capital totaled $12.5 million as compared to $12 million at December 31, 1997.

For the six months ended June 30, 1998, operations used $1.6 million in cash due primarily to an increase in inventory as necessitated by the revenue growth and the build-up of inventory related to business expansion in Japan. As the Company is aggressively seeking customers in the computer retail industry and in Japan, both areas known for extended payment policies, operations may continue to be a net user of cash despite profitable results.

For the first six months of 1998, investing activities comprised the purchase of production equipment.

For the six months ended June 30, 1998, financing activities constituted primarily, borrowings on the Company's Japan bank line of credit partially offset by the repayment of capital lease and other debt obligations.

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

                           PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     On May 21, 1998 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the action described below. At May 21, 1998, 5,208,264 shares of common stock were outstanding and eligible to vote at the Annual Meeting.

     1. The stockholders re-elected Eugene Hovanec and Carolyn MacDougall to the Company's Board of Directors, by the vote indicated below, to serve for three-year terms.

           4,175,909     Shares in favor
              19,437     Shares against or withheld
                   0     Abstentions
                   0     Broker non-votes

     2. The shareholders ratified, by the vote indicated below, the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

           4,140,999     Shares in favor
              54,347     Shares against or withheld
                   0     Abstentions
                   0     Broker non-votes

     Item 6. Exhibits and Reports on Form 8-K.

             a)   Exhibits

                  27   Financial Data Schedule

             b)   Reports on From 8-K

                  No Reports on Form 8-K have been filed during the period for which this Report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 1998.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
-----------------------------
Paul D. Meyer
Chief Financial Officer