Form 10-Q
period 1998-09-30
INTERLINK ELECTRONICS
filed 1998-11-16
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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

      Yes [X]      No [ ]


Shares of Common Stock Outstanding, at November 10, 1998:  5,215,117

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                          September 30,      December 31,
Assets                                                                            1998              1997
                                                                          ------------      ------------
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $   3,413         $   4,176
   Accounts receivable, less allowance for doubtful                              5,268             5,684
     accounts of $397 and $352 in 1998 and 1997, respectively
   Inventories                                                                   7,360             5,461
   Prepaid expenses and other current assets                                       178                65
                                                                             ---------         ---------

     Total current assets                                                       16,219            15,386
                                                                             ---------         ---------

Property and equipment, net                                                      1,571             1,603
Patents and trademarks, less accumulated
   amortization of $615 and $542
   in 1998 and 1997, respectively                                                  302               375
European marketing rights                                                           19                75
Other assets                                                                        73               116
                                                                             ---------         ---------

Total assets                                                                 $  18,184         $  17,555
                                                                             =========         =========
Liabilities and Stockholders' Equity Current liabilities:
   Bank line of credit                                                       $     320         $     576
   Current maturities of long-term debt
    and capital lease obligations                                                  413               514
   Accounts payable                                                              1,810             1,935
   Accrued payroll and expenses                                                    400               353
                                                                             ---------         ---------

     Total current liabilities                                                   2,943             3,378
                                                                             ---------         ---------

Long term debt, net of current portion                                           1,081               337
Capital lease obligations, net of current portion                                  405               387

Commitments and contingencies                                                        -                 -

Stockholders' equity:
   Common stock (40,000 shares authorized
      5,215 and 5,202 outstanding at September 30, 1998
      and December 31, 1997, respectively)                                      24,691            24,629
   Accumulated deficit                                                         (10,936)          (11,176)
                                                                             ---------         ---------

     Total stockholders' equity                                                 13,755            13,453
                                                                             ---------         ---------

Total liabilities and stockholders' equity                                   $  18,184         $  17,555
                                                                             =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 Three Month Period              Nine Month Period
                                                 Ended September 30,            Ended September 30,
                                               ----------------------         ----------------------
                                                    1998         1997              1998         1997
                                               ---------    ---------         ---------    ---------
Revenues                                       $   5,231    $   4,759         $  15,739    $  13,727

Cost of revenues                                   3,307        2,761             9,851        7,838
                                               ---------    ---------         ---------    ---------

Gross profit                                       1,924        1,998             5,888        5,889

Operating expense:
   Product development and research                  403          376             1,207        1,121
   Selling, general and administrative             1,264        1,285             4,193        3,860
                                               ---------    ---------         ---------    ---------

     Total operating expense                       1,667        1,661             5,400        4,981
                                               ---------    ---------         ---------    ---------

Operating income                                     257          337               488          908
                                               ---------    ---------         ---------    ---------

Other income (expense):
   Interest expense                                  (18)         (50)              (24)        (113)
   Other income (expense)                           (375)          (9)             (415)           9
                                               ---------    ---------         ---------    ---------

     Total other income (expense)                   (393)         (59)             (439)        (104)
                                               ---------    ---------         ---------    ---------


Net income (loss)                              $    (136)   $     278         $      49    $     804
                                               =========    =========         =========    =========

Earnings (loss) per share - basic              $    (.03)   $     .06         $     .01    $     .18
                                               =========    =========         =========    =========
Earnings (loss) per share - diluted            $    (.03)   $     .05         $     .01    $     .16
                                               =========    =========         =========    =========

Weighted average shares - basic                    5,215        4,666             5,211        4,592
                                               =========    =========         =========    =========
Weighted average shares - diluted                  5,215        5,101             5,211        5,048
                                               =========    =========         =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                                        Nine Month Period
                                                                                       Ended September 30,
                                                                                   ---------------------------
Cash flows from operating activities:                                                     1998            1997
                                                                                   -----------     -----------
     Net income                                                                    $        49     $       804
     Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                     472             472
         Changes in operating assets and liabilities:
           Accounts receivable                                                             416          (1,388)
           Inventories                                                                  (1,899)         (3,371)
           Prepaid expenses and other current assets                                      (113)           (256)
           Other assets                                                                     40             (86)
           Accounts payable                                                               (125)            625
           Accrued payroll and expenses                                                     47             (51)
                                                                                   -----------     -----------
              Net cash used for operating activities                                    (1,113)         (3,251)

Cash flows from investing activities:
     Purchases of property and equipment                                                  (308)           (425)
     Costs of patents and trademarks                                                         -             (26)
                                                                                   -----------     -----------
           Net cash used for investing activities                                         (308)           (451)

Cash flows from financing activities:
     Borrowings on bank line of credit                                                     548           1,000
     Repayments on bank line of credit                                                    (804)              -
     Borrowings on notes payable to bank                                                   796               -
     Principal payments on notes payable to bank                                           (52)              -
     Principal payments on other long term debt                                              -             (71)
     Proceeds from capital lease financing                                                 332             101
     Principal payments on capital lease obligations                                      (415)           (260)
     Proceeds from issuance of common stock, net                                            62           3,716
                                                                                   -----------     -----------
              Net cash provided by financing activities                                    467           4,486
                                                                                   -----------     -----------

Effect of exchange rate changes on cash                                                    191              (6)
                                                                                   -----------     -----------

Increase (decrease) in cash and cash equivalents                                          (763)            778

Cash and cash equivalents
  at beginning of period                                                                 4,176           3,767
                                                                                   -----------     -----------

Cash and cash equivalents
  at end of period                                                                 $     3,413     $     4,545
                                                                                   ===========     ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $        89     $       113
    Income taxes                                                                   $         1     $        35


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month and nine month periods ended September 30, 1998 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.   Bank Lines of Credit

In May 1998, the Company's U.S. bank renewed the existing $3 million credit line with the same terms and conditions. At September 30, 1998, the line was unused and the Company was in compliance with all covenants.

In June 1998, the Company's Japan bank increased the maximum amount of the line available to the Company's Japan subsidiary to 340 million yen ($2.5 million at September 30, 1998). The amount drawn on this line at September 30, 1998 was $320,000.

3.   Long Term Debt

In August of 1998, the Company's Japan subsidiary, Interlink Electronics KK, obtained a promissory note loan from a Japanese bank for 100 million yen ($741,000 at September 30, 1998) with an interest rate of 2.0%. The note is for seven years and requires interest-only payments until November, 2000; thereafter equal installments including principal and interest until May, 2005. The note is guaranteed by the Parent Company.

4.   Stock Warrant Expiration

On June 4, 1998 all of the Company's outstanding stock warrants (270,000 shares) expired in accordance with their terms.

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 1998, revenues grew 10% and 15%, respectively as compared to the same periods of 1997. Revenues for the Computer Pointing Devices product line were $4.5 million, up 13% from the prior year, for the three months ended September 30, 1998 and were $13.5 million, an increase of 12% over the prior year, for the nine months ended September 30, 1998. The growth in this product line resulted from the Company's further penetration into the presentation system market, both in the United States and Japan. Revenues for the Custom Applications products line decreased 5% in the three month comparison and increased 31% in the nine month comparison.

As a percent of revenues, gross profit declined to 37% for both the three and nine month periods ending September 1998 as compared to 42% for the third quarter of 1997 and 43% for the nine month period ended September 30, 1997. The decline in gross profit percentage reflects a greater mix of high volume OEM business, which carries a relatively lower profit margin. The Company expects gross profit percentages to vary slightly from the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 8% of revenues for both the three and nine month periods ending in September 30, 1998, as compared to 8% for the same periods in 1997 as the Company continues to develop products based on its proprietary VersaPoint and RemoteLink Technologies. Given the industries the Company participates in, management expects minimum research and development costs, as a percent of revenues, to remain at or near the current level.

For the three months and the nine months ended September 30, 1998, selling, general and administrative costs (S,G&A) declined to 24% and 27% of revenues, respectively, as compared to 27% and 28%, respectively for the same periods of 1997. The decrease resulted from the leveraging of fixed S,G & A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G & A requirement.

In the third quarter of 1998, the Company recorded a one-time charge of $365,000 related to the settlement of a customer lawsuit. The charge is reflected in "Other Income (Expense)" on the Statement of Operations.

The Company's Japan subsidiary reports its financial results in its functional currency of Japanese yen. In addition, the Japan subsidiary purchases most of its products under U.S. dollar-denominated pricing. Therefore, the consolidated results of the Company are exposed to fluctuations in yen/U.S. dollar exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 working capital totaled $13.3 million as compared to $12 million at December 31, 1997.

For the nine months ended September 30, 1998, operations used $1.1 million in cash due primarily to an increase in inventory as necessitated by the revenue growth and the build-up of inventory related to business expansion in Japan. As the Company is seeking customers in the computer retail industry and in

Japan, both areas known for extended payment policies, operations may continue to be a net user of cash despite profitable results.

For the first nine months of 1998, investing activities comprised the purchase of production equipment.

For the nine months ended September 30, 1998, financing activities constituted primarily, borrowings on the Company's Japan bank notes partially offset by the repayment of bank lines of credit, capital leases and other debt obligations.

YEAR 2000 ISSUES

The Company has assessed the Year 2000 compliance of each of the products it currently manufactures and sells. The Company believes each of those products and their component parts is Year 2000 compliant.

The Company has made an initial assessment of the sensitivity of its internal manufacturing control, accounting and information management systems and determined that a majority of its systems have no material Year 2000 deficiencies. The Company has developed and is implementing a strategy to identify and eliminate any remaining system deficiencies. The Company believes that the total cost of eliminating such deficiencies will not exceed $100,000. Completion of this program is expected by mid-1999.

In the fourth quarter of 1998 the Company plans to request each of its suppliers of critical parts and services to provide information to the Company about the entity's anticipated Year 2000 compliance. Until that information is received, the Company cannot complete that phase of the Company's Year 2000 assessment. In 1999 the Company expects to complete plans for risk management and any contingency plans determined to be necessary.

At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's results of operations or financial condition. This analysis may be modified as the Company receives responses from its parts and services suppliers. Deficiencies not cured could severely impact the Company's ability to meet the above cost estimate, timeline and its ability to operate efficiently beyond January 1, 2000.

In its analysis, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000. If this assumption proves incorrect, the operations of the affected location would be materially adversely affected for the duration of the interruption.

FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; fluctuation in U.S. dollar/Japanese yen exchange rates; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and margin expectations, product development and introductions, operating expense improvements, fluctuation in U.S. dollar/Japanese yen exchange rates, Year 2000 Compliance resolution and future business activities should be considered in light of these factors.

                           PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.

          a) Exhibits

             27 Financial Data Schedule

          b) Reports on From 8-K

             No Reports on Form 8-K have been filed during the period for which this Report is filed.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1998.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
----------------------------------
Paul D. Meyer
Chief Financial Officer