Form 10-K
period 1998-12-31
INTERLINK ELECTRONICS
filed 1999-03-31
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or


   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

   Commission file number: 0-21808

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     77-0056625

   (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 15, 1999 based on the closing price of $5.25 on such date on the NASDAQ NMS: $27,384,877.

   Number of shares of Common Stock outstanding as of March 15, 1999: 5,216,167

Documents Incorporated by Reference
-----------------------------------
                                                   Part of Form 10-K into
           Document                                  which incorporated
           --------                                ----------------------

     Proxy Statement for 1999 Annual                     Part III
        Meeting of Stockholders

TABLE OF CONTENTS
-----------------

Item of Form 10-K                                                           Page
--------------------------------------------------------------------------------

PART I

    Item 1.      Business                                                      1

    Item 2.      Properties                                                   12

    Item 3.      Legal Proceedings                                            12

    Item 4.      Submission of Matters to a Vote
                 of Security Holders                                          13

    Item 4(a).   Executive Officers of the Registrants                        13

PART II

    Item 5.      Market for the Registrant's Common                           14
                 Equity and Related Stockholder Matters

    Item 6.      Selected Financial Data                                      15

    Item 7.      Management's Discussion and Analysis                         15
                 of Financial Condition and Results of
                 Operations

    Item 8.      Financial Statements and Supplementary                       15
                 Data

    Item 9.      Changes in and Disagreements with Accountants                15
                 on Accounting and Financial Disclosure


PART III

    Item 10.     Directors and Executive Officers of                          15
                 the Registrant

    Item 11.     Executive Compensation                                       16

    Item 12.     Security Ownership of Certain Beneficial                     16
                 Owners and Management

    Item 13.     Certain Relationships and Related                            16
                 Transactions


PART IV

    Item 14.     Exhibits, Financial Statement Schedules                      16
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

Item 1. Business

     Interlink Electronics, Inc. (the "Company" or "Interlink") designs, manufactures and sells input devices for computers and other electronic products based on the Company's portfolio of proprietary technologies, including its Force Sensing Resistor ("FSR") technology. The Company sells a full spectrum of value-added products and components ranging from FSR sensors, to modules incorporating one or more FSR sensors and related electronics mounted on a printed circuit board ("PCB"), to complete products such as remote controls ready for use by an end-user, which Interlink offers on a branded or generic basis. Interlink also designs, manufactures and sells a broad variety of non-computer products ("Custom Products") based on its FSR technology. Interlink's customers include the leading computer, computer peripheral and presentation device manufacturers, such as NEC, Sharp, Toshiba, In Focus Systems, IBM, Sony and Logitech.

Input Devices

The original IBM personal computer and others built on that model used a text-based operating system in which the user input data to the computer using a keyboard not substantially different from the keyboard found on a typewriter. As computer systems have moved from textbased to graphics-based user interfaces, the keyboard has been supplemented and, in some applications, replaced by alternative input devices such as mice, trackballs, pointing sticks, touchpads, touchscreens and a variety of other single or multipurpose input devices designed to input, alter or transfer data other than text. At the same time, the range and complexity of electronic devices available for both household and business use has increased dramatically, thus increasing the complexity of the choices afforded to the user. This has created a market for input devices, such as television remote controls, that allow the user of the device to select from among the many options available. For example, the traditional television had an on-off switch that often doubled as a volume control, a channel selector and a series of rarely used knobs that adjusted picture quality. The remote control for a modern television set and related electronics such as VCRs, DVD players and the like may be required to select a signal from any of a variety of sources, determine whether the program is to be selected for immediate or deferred viewing, choose from several audio playback options, select the language in which the chosen program will be viewed, determine whether to watch or suppress subtitles, fast forward or rewind the program and enable or disable the audio channel, all in addition to selecting the channel and adjusting volume. The rapid development of internet resources, video games and the convergence of computer and television applications have also added to demand for complex devices that allow the user to select from a menu of choices and/or to control the function of complex electronic devices.

     In the world of commerce, the pervasive use of electronic communication and the advent of the "paperless office" have led to a need for computer equivalents to traditional hard copy documents. For example, input devices allowing the user to convert handwritten data either to computer text (as with some personal digital assistants "PDA's") or to graphic representations (as with signature input) are rapidly becoming standard elements of business communication and data processing. Electronic systems such as presentation devices, complex telecommunication systems and specialized audiovisual equipment present the same complex range of options as do their consumer counterparts and demand the same complexity in input devices.

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

     The Company believes that it has developed a portfolio of technologies that is particularly well suited to the input device market. The Company's FSR technology is particularly applicable because of its inherent ability to provide accurate control of both cursor movement and speed without any requirement for movement of the operator other than simple finger or thumb pressure. New computer technologies, such as computerized presentations, multimedia software, and the Internet, also require or support pointing and other non-text-based interface devices. The Company's force sensing technology, featuring a thin sensor profile, zero travel, and broad dynamic range characteristics, allows for the design of miniature joysticks, touchpads and pressure buttons offering a user-friendly, cost-effective pointing solution and data entry method.

     The Company has developed a number of technologies including its proprietary VersaPoint and Semiconductive touchpad technologies. The VersaPoint technology consists of a four-zone FSR sensor array and proprietary software and firmware that control cursor direction and speed. In November 1996 the Company introduced its Semiconductive touchpad technology, VersaPad. With proprietary software and firmware, the user controls cursor direction and speed by sliding their fingertip or pen across the touchpad surface. Clicking is performed by separate buttons or by tapping the touchpad surface. The Company has received a design patent for the integration of a thumb-activated "mouse" button combined with an index finger activated "Trigger" click button, trade named "ClickTrigger". In addition the Company has filed patent applications for proprietary infrared communication protocols. See "Business - Technology."

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

     To date the preponderance of Interlink's IRC's have been sold to the presentation projector manufacturer market, however the Company believes a substantial future market opportunity lies with video conferencing, "WebTV" type systems and other systems targeted for home internet access.

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

     The Company offers several solutions to OEM's for keyboard integration:

- The MicroJoystick which is similar to the "eraser head" type pointing device most notably found in IBM's ThinkPad notebook computer.

- The MicroModule that uses a circular rubber button as the actuator and is offered mounted to a PCB assembly.

- The OEM VersaPad which utilizes the Company's patented Semiconductive touchpad technology.

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

     The Company is continuing to develop distribution channels for its branded products. Current distribution consists of mass merchandiser outlets, including Best Buy, Inc., Fry's Corporation, and distributors such as Ingram Micro, catalogs and specialty resellers targeting corporate accounts. Marketing to these channels is accomplished by direct sales through Company employees and a network of independent sales representatives. In Europe the Company uses distributors such as Ingram Micro.

     The Company's stand-alone peripheral products, referred to below by their branded names, are:

     VersaPad. In September 1997, the Company shipped VersaPad, a stand-alone touchpad peripheral, incorporating the Company's Semiconductive technology. Similar to touchpads found in most notebook computers today, cursor control is performed by simple finger pressure on the touchpad surface. The VersaPad also includes several function bars adding many productivity enhancing tools.

     VersaPoint Wireless Keyboard. In June 1997, the Company shipped the VersaPoint Wireless keyboard. With an infrared range of 50 feet, the VersaPoint keyboard has all the functions of a wired keyboard. It also incorporates the Company's touchpad technology and its unique design is especially well suited for use on one's lap.

     RemotePoint. In order to satisfy the need for a cordless, remote pointing device to control desktop and conference room computer-based presentations, the Company introduced its RemotePoint product in August 1994. The RemotePoint device is a handheld, infrared cordless cursor control device that has an effective range of up to 40 feet.

     RemotePointPlus. In Fall 1995, Interlink introduced its RemotePoint Plus product, a remote control computer cursor controller. With programmable buttons (enabling it to handle dozens of different user-defined functions) and a range of approximately 40 feet, it is designed to meet the needs of the most sophisticated presenters.

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

     SuperMouse. The Company designed and developed the SuperMouse device as an aftermarket mouse for the commercial and consumer markets. It is targeted primarily at the notebook and other portable computers because of its small size and its versatility (it can be used as a portable, desktop, or handheld mouse).

     DuraPoint. To address the needs of industrial users, in February 1993, Interlink began shipping its DuraPoint ruggedized pointing device. To the best of the Company's knowledge, its DuraPoint device was the first cursor control device designed to NEMA 4X, 6P, and 13 standards (industry association standards relating to the ability of an electronic device to operate under adverse environmental conditions). The DuraPoint device can withstand a variety of harsh environments, such as direct water spray, debris, cleansers or even prolonged submersion. Sales channels consist primarily of industrial hardware and software distributors and bundling arrangements with industrial and medical equipment manufacturers.

     FreedomWriterPRO. In December 1998, the Company began shipping FreedomWriterPRO. The product is a remote control that includes both the Company's semiconductive touchpad and RemoteLink Technologies. Using the touchpad's pen input capabilities, a presenter can now draw or annotate on a slide from a computerized presentation. Through software, the product can convert handwriting to digital text; a functionality the company plans to market to the video conference and home internet access markets.

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

     The principal advantages of force sensing technology that apply to the Company's other business areas also apply to its Custom Applications. The ability to produce sensors in a wide variety of shapes and sizes, detection of both the location and the intensity of pressure applied to the sensor, the zero-travel characteristic and the system's resistance to environmental damage are all attractive features for the Company's Custom Applications. In some cases the Company's customers have determined that force sensing technology provides the only currently available solution to their sensor requirements.

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

     For OEM sales, the Company uses public relations activity, some direct advertising and tradeshow participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. Depending on forecast volume and required lead times, the Company may sell component solutions, ready-to-integrate modules, complete solutions or totally custom products. As necessary, application engineers support and visit customers to promote ease of integration. A successful OEM sale will generally take from six to 18 months from the initial visit to the first shipment. However, once obtained, an OEM customer usually offers the Company a more predictable revenue stream, potential for future sales through follow-on products and lower on-going sales and marketing costs.

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

     FSR Technology. Force sensing technology transforms physical pressure applied to a sensor into a corresponding electronic response. Interlink's FSR sensors can react to pressure when applied by any means - through human touch, a mechanical device, a fluid or a gas. With supporting electronics, an FSR sensor can start, stop, intensify, select, direct, detect or measure a desired response.

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

     RemoteLink Technology. As a result of developing sophisticated remote controls for the presentation projector industry, the Company has become a leader in infrared communication innovation. In 1997 the Company introduced the VersaPoint wireless keyboard - the only wireless keyboard that communicates both keyboard and touchpad mouse protocols effectively. Late in 1997 the Company announced RemoteLink, a new infrared protocol. This unique technology allows for multiple users simultaneously, full two-way communication and high bandwidth. Potential products are wireless simultaneous game controllers, wireless infrared telephones, wireless speakers and wireless handwriting recognition capable PDA's.

International Operations

     In 1994, the Company acquired an 80% ownership interest in Interlink Electronics K.K. ("IEKK"), a Japanese company which distributes and performs value added services regarding the Company's products in Japan. The president of IEKK is a former senior executive with Mitsubishi Petrochemical Company, and has a number of years of experience working with Interlink and its products. In 1998, IEKK's operations accounted for approximately 50% percent of Interlink's consolidated revenues.

Licensees

     International Electronics & Engineering In September 1994, Interlink entered into several agreements with InvestAR, S.a.r.l., pursuant to which Interlink transferred its entire ownership interest in Interlink Electronics, Inc. Europe ("IEE"), a Luxembourg-based joint venture owned by Interlink and InvestAR, to InvestAR in exchange for the 510,775 shares of Interlink common stock then held by InvestAR. These shares, representing approximately 13.3% of the Company's then-outstanding Common Stock, were returned to the Company, and reverted to the status of authorized, but unissued, shares. In addition to the stock transfer, the agreements also provided for continued technological cooperation between the Company and IEE, and for the payments of technology license royalties by IEE to the Company for sales by IEE outside of Europe of certain FSR-based automotive safety related sensors. Royalty revenues from IEE (which changed its name in 1995 to International Electronics & Engineering) were not material in 1996, 1997 or 1998.

     Toshiba Silicone. In an agreement entered into in 1989, Toshiba Silicone Co., K.K. licensed from the Company the right to use Interlink's Force Sensing Resistor technology in applications for use with musical instruments. Thus far, the royalties from this license have not been material to the Company's revenues.

     ClickTrigger. In 1998, the Company entered into license agreements for the ClickTrigger remote control design with Panasonic, Seiko Epson, and Sanyo. Each licensee pays a quarterly per-unit license fee. The Company believes additional companies also infringe on its ClickTrigger patents and is actively pursuing these companies to enter into license agreements or to cease use of the proprietary design.

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

     While electronic screen printing is a common process in various technology industries, the quality and precision of printing required to make high-quality FSR sensors greatly exceeds the standards applicable in most other industries. The Company has developed significant expertise in the manufacture of FSR sensors, and believes this experience would be difficult to replicate over the short term. In the FSR manufacturing process, printed sheets of FSR semiconductor material and the corresponding conductor patterns are laminated to form the FSR sandwich structure using inexpensive sheet adhesives. The assembled sheets are die cut and suitable connectors are attached.

     Readily available materials (substrates, films, polymer thick film, inks) developed for other industries have proved unsuitable for the FSR manufacturing process. Interlink has worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of these materials are supplied to the Company on an exclusive basis. The raw materials are processed into their final form on site, using proprietary material and methods.

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

Research and Product Development

     The research group continues to expand the Company's intellectual properties. The Company regularly files patent applications and continuations thereof to cover both new and improved methods of manufacturing FSR sensors and new, non-FSR based technologies developed by the Company.

     Product development for the Company is focused on developing custom, standard, and modified standard products. Custom and modified standard products are developed very selectively, when they are adequately funded, and when there are obvious long-term strategic benefits to the Company. Custom and modified standard products are primarily developed to meet the requirements specified by OEM customers for their unique applications. Standard or branded product requirements are established using market analysis, evaluation and assessment to determine product differentiation and acceptance. Branded products are funded as defined by the Company's business plan, and developed to contribute to the Company's short and long-term business objectives. The Company's VersaPoint technology is used to develop standard products, primarily for computer pointing devices serving the OEM, consumer and industrial markets.

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

Patents and Proprietary Rights

     Aspects of Interlink's technology are protected by more than 65 patents issued or pending in the United States and abroad, as well as trade secret and proprietary knowledge. Products incorporating the Company's force sensing technologies are sold under trademarks issued or pending in the United States and various other countries. Of the initial FSR patents granted (those covering the use of an uneven surface to produce variable resistance), the first of these patents expired on February 9, 1999. The Company has continued its efforts to improve the design, formulation, and manufacture of its sensors; some of these improvements are maintained as trade secrets, while U.S. and foreign patents have been applied for with respect to others. Other patents, covering various apparatus, processes and methods related to the force sensing technology will expire between 1999 and 2015. Various corresponding foreign patents will expire between 1999 and 2015. Patents covering various materials and processes used in the Company's current generation of products, as well as new devices for angle and displacement sensing, were granted during 1995 by the U.S. Patent Office. The Company has also filed U.S. and foreign patent applications regarding the design, and several key operating features, of its remote control products.

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

     The Company actively defends its patents. When a potential infringing company is identified, Interlink first seeks to notify the company of Interlink's patent rights. Historically, the Company has been successful in negotiating license arrangements. If an agreement cannot be reached, the Company will pursue legal remedies. In June 1996, the Company brought an action in the United States District Court in the Central District of California against InControl Corporation ("InControl") for infringement of certain FSR patents. The Company seeks a court order enjoining InControl from further infringement. In February 1997, the court granted summary judgment in favor of InControl and dismissed the Company's action. The Company is currently appealing the decision and the Company does not believe the outcome of this action will have a material effect on 1999 results.

Employees

     The Company had ninety-two full-time employees in the United States as of December 31, 1998; eighty-nine at its corporate offices and manufacturing facilities (including five members of management), and three sales managers stationed at regional offices. Its Japan subsidiary had twenty-eight employees.

Item 2. Properties

     The Company's corporate offices and manufacturing facilities are located in a 35,333 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until August 2003 and provides for an average monthly rent payment of $20,681. The Company believes that this facility will be adequate to meet its requirements. Two regional sales offices operate out of leased facilities. Its Japan subsidiary, Interlink Electronics, Inc. K.K., leases office space in Tokyo.

Item 3. Legal Proceedings

     In June 1996, the Company brought an action in Federal Court against InControl for infringement of certain FSR patents. The Company seeks a court order enjoining InControl from further infringement. In February 1997, the court granted summary judgment in favor of InControl and dismissed the Company's action. The Company is currently appealing the decision and the Company does not believe the outcome of this action will have a material effect on 1999 results.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4(a). Executive Officers of the Registrant

Name                               Age              Position with Company
----                               ---              ---------------------

E. Michael Thoben, III             45               Chairman of the Board,

                                                    President, Chief Executive
                                                    Officer and Director

David J. Arthur                    50               Senior Vice President,
                                                    Operations

William A. Yates                   47               Senior Vice President,
                                                    Sales

Paul D. Meyer                      39               Chief Financial Officer
                                                    and Secretary

Roger Moore                        38               Vice President, Marketing
                                                    and Engineering
---------------

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

     David J. Arthur has been Interlink's Senior Vice President--Operations since May 1995; prior to that, he served as the Company's Vice President, Manufacturing and Operations. Before joining the Company in October 1990, he held senior positions in materials, purchasing and manufacturing management with TRW Inc., North American Philips Corporation, and Amdahl Corporation. From 1987 to 1990, he served as Vice President of Manufacturing at Harman Electronics, Inc.

     William A. Yates became Interlink's Senior Vice President--Sales and Marketing in May 1995. Prior to joining the Company in 1990 as its Vice President, Sales and Marketing, Mr. Yates served for nine years in increasingly senior sales positions with Polaroid Corporation's Industrial Products Division. Mr. Yates has over 23 years of sales and marketing experience with both small companies and large businesses, the latter including Carnation Company and Ortho Pharmaceutical Corporation. Mr. Yates holds a B.A. degree from the University of California at Berkeley.

     Paul D. Meyer joined Interlink in December 1989 as Controller, became its Vice President--Finance in June 1994, and its Chief Financial Officer in December 1996. From May 1988 to December 1989, he was Controller for Dix-See Sales Company. From September 1985 to May 1988, Mr. Meyer was Corporate Accounting Manager for Bell Industries. Mr. Meyer was employed at Price Waterhouse from 1983 to 1985. Mr. Meyer holds a B.A. degree in economics from the University of California at Los Angeles.

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

The following table sets forth, for the periods shown, the high and low Nasdaq sales prices for the Common Stock:


     Year Ended December 31, 1998                  Low              High
     ----------------------------                  ---              ----
     First Quarter.............................  $ 4.438          $ 6.375
     Second Quarter............................  $ 4.000          $ 6.375
     Third Quarter.............................  $ 2.250          $ 5.125
     Fourth Quarter............................  $ 1.625          $ 4.750


On March 15, 1999, the last reported sale price of the Common Stock on Nasdaq National Market was $5.25.

     Number of Stockholders. As of March 15, 1999, the Company had approximately 1,600 holders of record. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included at pages F-2 to F-4 of this Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is included at pages F-5 to F-15 of this Report on Form 10-K and as listed in Item 14 of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report on Form 10-K. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Section 16(a) beneficial ownership reporting compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

Item 11. Executive Compensation

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership Of Certain Beneficial Owners And Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements and Schedules

     The following documents are included in this Report on Form 10-K at the pages indicated: Page Report of Independent Public Accountants F-5

                                                                            Page
                                                                            ----
Consolidated Balance Sheets at December 31, 1998 and 1997                    F-6

Consolidated Statements of Operations for years ended December 31, 1998,     F-7
1997 and 1996

Consolidated Statements of Stockholders' Equity for years ended              F-8
December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for years ended December 31, 1998,     F-9
1997 and 1996

Notes to Consolidated Financial Statements                               F-10-15

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


     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2a of the Form S-1 Registration Statement.


     10.1 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement.**


     10.2 1993 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1a of the Form S-1 Registration Statement.**


     10.3 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrants' Annual Report on From 10-K for the year ended December 31, 1996.**

     10.4 Description of Registrant's Management Compensation Program. Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**


     10.5 Form of Promissory Note from Stuart Yaniger dated March 1993. Incorporated by reference to Exhibit 10.7 of the Form S-1 Registration Statement.


     10.6 Form of Amendment to Promissory Note from Stuart Yaniger. Incorporated by reference to Exhibit 10.7a of the Form S-1 Registration Statement.


     10.7 Technology Transfer Agreement between the Registrant and Franklin Eventoff dated as of December 23, 1987, and amendment thereto. Incorporated by reference to Exhibit 10.9 of the Form S-1 Registration Statement.


     10.8 Lease Agreement to lease premises in Camarillo, California dated August 15, 1998.


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


     10.14 Agreement between the Government of Luxembourg, Interlink Electronics Europe s.a.r.l., IEE Finance s.a.r.l., the Registrant and InvestAR s.a.r.l. dated December 18, 1989. Incorporated by reference to
           Exhibit 10.19 of the Form S-1 Registration Statement.


     10.15 Agreement with InvestAR s.a.r.l. and ARBED S.A. (undated). Incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement.


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

     10.25 Employment Agreement between the Registrant and William A. Yates effective as of April 1, 1996. Incorporated by reference to Exhibit
           10.23 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**

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

                             INTERLINK ELECTRONICS, INC.

                             By: E. MICHAEL THOBEN, III
                                 -----------------------------------------------
                                 E. Michael Thoben, III
                                 Chairman, Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                 Title                            Date
      ---------                 -----                            ----

   Principal Executive Officer:


E. MICHAEL THOBEN, III          Chairrman of the Board, Chief     March 27, 1999
---------------------------     Executive Officer, President
E. Michael Thoben, III


   Principal Financial Officer:

PAUL D. MEYER                   Chief Financial Officer,          March 27, 1999
----------------------------
Paul D. Meyer                   Secretary


   Directors:

GEORGE GU*                      Director                          March 27, 1999
----------------------------
George Gu


EUGENE F. HOVANEC*              Director                          March 27, 1999
----------------------------
Eugene F. Hovanec


MERRITT M. LUTZ*                Director                          March 27, 1999
----------------------------
Merritt M. Lutz


CAROLYN MACDOUGALL*             Director                          March 27, 1999
----------------------------
Carolyn MacDougall


E. MICHAEL THOBEN, III          Director                          March 27, 1999
----------------------------
E. Michael Thoben, III


* By: E. MICHAEL THOBEN, III
      ---------------------------
      E. Michael Thoben, III
      Attorney in Fact

                                  EXHIBIT INDEX

Exhibit

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-1. Registration No. 33-60380 (the "Form S-1 Registration Statement").

     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2a of the Form S-1 Registration Statement.

     10.1 1988 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement.**

     10.2 1993 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1a of the Form S-1 Registration Statement.**

     10.3 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on From 10-K for the year ended December 31, 1996.**

     10.4 Description of Registrant's Management Compensation Program. Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**

     10.5 Form of Promissory Note from Stuart Yaniger dated March 1993. Incorporated by reference to Exhibit 10.7 of the Form S-1 Registration Statement.

     10.6 Form of Amendment to Promissory Note from Stuart Yaniger. Incorporated by reference to Exhibit 10.7a of the Form S-1 Registration Statement.

     10.7 Technology Transfer Agreement between the Registrant and Franklin Eventoff dated as of December 23, 1987, and amendment thereto. Incorporated by reference to Exhibit 10.9 of the Form S-1 Registration Statement.

     10.8 Lease Agreement to lease premises in Camarillo, California dated August 15, 1998.

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

     10.14 Agreement between the Government of Luxembourg, Interlink Electronics Europe s.a.r.l., IEE Finance s.a.r.l., the Registrant and InvestAR s.a.r.l. dated December 18, 1989. Incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement.

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

     10.25 Employment Agreement between the Registrant and William A. Yates effective as of April 1, 1996. Incorporated by reference to Exhibit
            10.23 on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**

     10.26 Employment Agreement between the Registrant and David J. Arthur effective as of April 1, 1996. Incorporated by reference to Exhibit
            10.24 on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.**

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

INTERLINK ELECTRONICS, INC.

SELECTED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
The following selected financial data should be read in conjunction with the financial statements and the related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein:


                                                                Year Ended December 31,
                                               ------------------------------------------------------
                                                  1998       1997        1996        1995        1994
                                               -------    -------    --------    --------    --------
Statement of Operations Data:
Revenues                                       $22,095    $19,153    $ 13,485    $ 10,741    $  7,797

Cost of revenues                                13,954     11,829       7,028       5,252       4,094
                                               -------    -------    --------    --------    --------
   Gross profit                                  8,141      7,324       6,457       5,489       3,703
                                               -------    -------    --------    --------    --------

Operating expenses:
   Product development and research              1,416      1,600       1,234         897       1,011
   Selling, general and administrative           5,837      5,555       4,617       4,524       3,887
                                               -------    -------    --------    --------    --------

     Total operating expenses                    7,253      7,155       5,851       5,421       4,898
                                               -------    -------    --------    --------    --------

Operating income (loss)                            888        169         606          68      (1,195)
                                               -------    -------    --------    --------    --------

Other income (expense):
  Interest expense                                (127)      (152)      (118)         (60)        (37)
  Minority interest                                  -          -          -           41           -
  Other                                           (359)        13          27         101         155
  Gain from sale of interest in European
    Joint Venture                                    -          -           -           -       3,380
                                               -------    -------    --------    --------    --------

    Total other income (expense)                  (486)      (139)        (91)         82       3,489
                                               -------    -------    --------    --------    --------


Net income                                     $   402    $    30    $    515    $    150    $  2,303
                                               =======    =======    ========    ========    ========

Earnings per share - basic                     $   .08    $   .01    $    .12    $    .04    $    .49
Earnings per share - diluted                   $   .08    $   .01    $    .11    $    .03    $    .38

                                                                     December 31,
                                               ------------------------------------------------------
                                                  1998       1997        1996        1995        1994
                                               -------    -------    --------    --------    --------
Balance Sheet Data:
Working capital                                $14,139   $ 12,461    $  8,969    $  6,353    $  2,140
Total assets                                    19,577     17,555      13,185      10,187       5,185
Short term debt                                    629        514         403         255         251
Long term debt and capital lease obligations     1,423        724         850         672         121
Stockholders' equity                            14,665     13,453       9,969       7,589       3,651


                           INTERLINK ELECTRONICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents, as a percentage of total revenues, certain selected consolidated financial data of each of the three years in the period ended December 31, 1998.

================================================================================
                                        1998              1997             1996
--------------------------------------------------------------------------------
Revenues:                               100%              100%             100%

Gross profit                             37                38               48

Operating expenses:
      Product development and
    research                              7                 8                9
      Selling, general and
    administrative                       26                29               34
    Total  operating expenses            33                37               43

Operating income                          4                 1                5

Other expense                            (2)               (1)              (1)

Net income                                2                 -                4

================================================================================

     In 1998, revenues grew 15% to $22.1 million as compared to $19.2 million in 1997. Revenues increased 42% in 1997 from $13.5 million in 1996. This revenue growth is a result of the Company's focus on developing and marketing the computer pointing device product line based on the Company's patented technologies, primarily in the computerized presentation projector market. Revenues from this product line grew from $7.9 million in 1995 to $11.6 million in 1996, $16.9 million in 1997 and $19.4 million in 1998. The Company has established relationships with most of the major Original Equipment Manufacturers (OEM's) in the computerized presentation projector market and currently derives approximately two-thirds of its revenue from that market. Many of these OEM's reside in Japan (however the majority of the end-user customer base is in the US) and accordingly approximately 50% of the Company's revenues come from Japanese customers. As a result the Company is subject to foreign currency exchange rate fluctuations, primarily yen/dollar. Because of the Company's focus on pointing device products, the Company expects that the Custom Applications product line will show minimal or negative growth in the future.

     In 1998, gross profit as a percent of sales was 37% as compared to 38% in 1997 and 48% in 1996. This decline is a result of the growth of the Company's sales to OEM customers, which typically carry a lower gross profit percentage as compared to non-OEM sales. Additionally the computerized presentation projector industry now is experiencing the rapid product development and price competition expectations typically experienced in the computer hardware industry. The drop in gross profit percentage from 1996 to 1997 was also impacted by a one-time manufacturing yield problem.

     Product development and research expense increased from $1.2 million in 1996, to $1.6 million in 1997 and $1.4 million in 1998. During 1997, development costs increased primarily due to the development costs, both internal and external, relating to the introduction of the Company's VersaPad technology and the development of RemoteLink technology. In 1998 resources were added to support the increased OEM business both in the US and Japan and to develop the new product FreedomWriter (first shipped in December 1998) and a new touchpad peripheral to be introduced in 1999.

     On a percent of sales basis, the Company has achieved a decline in SG&A costs from 34% in 1996, to 29% in 1997 and 26% in 1998. This decline results from the amortization of fixed SG&A costs over a greater base of sales and the shift in product mix towards OEM sales.

     The Company recorded a profit from operations of $606,000 in 1996, $169,000 in 1997 and $888,000 in 1998. The decline in 1997 as compared to 1996 was caused by a one-time write-off due to yield problems related to the new VersaPad technology that more than offset continued strong revenue growth and cost containment efforts. The improvement in 1998 as compared to 1997 is a result of continued growth from the OEM business which allowed for strong cost containment that offset the lower gross margin percentage.

     Other expense, relatively minor in prior years, reached $486,000 in 1998 due to a one-time legal settlement expense of $355,000.

     The revenue growth in the Company's Computer Pointing Device product line, and operating cost control contributed to achieve 1996, 1997, and 1998 net income of $515,000, $30,000 and $402,000. The decline in 1997 as compared to 1996 was caused by a one-time write-off due to yield problems related to the new VersaPad technology that more than offset continued strong revenue growth and cost containment efforts. 1998 results were negatively impacted by a one-time charge related to a legal settlement of $355,000.

Liquidity and Capital Resources

     Working capital at December 31, 1998 was $14.1 million versus $12.5 million at the end of 1997. This $1.6 million increase resulted from positive results from operations and from the proceeds from debt agreements obtained through Japanese banks.

     In 1998, operations consumed approximately $479,000 in cash due to the growth in accounts receivable and inventory necessitated by revenue growth. As the Company continues to pursue its branded products and Japan-based businesses, both markets known for extended payment policies, operations may continue to be a net user of cash.

     In 1998 the Company spent approximately $846,000 to purchase additional manufacturing equipment and computer equipment, related to the Company's internal computer network.

     In 1998, the Company negotiated an increase in the maximum available on its Japanese bank line of credit to $1.1 million ($132,000 was used as of December 31, 1998). Also the Company's US line of credit was unused at December 31, 1998 ($3 million availability). Additionally, the company believes there are a number of sources available for the leasing of equipment. A secondary offering of equity securities or the exercise of outstanding stock options are potential sources of equity capital that may be available to the Company. Management believes that forecasted cash requirements for the next twelve months can be met from existing cash and invested cash balances. However, an unforeseen downturn of results in sufficient magnitude could effect the Company's ability to meet that forecast.

Year 2000 Issues

The Company has assessed the Year 2000 compliance of each of the products it currently manufactures and sells. The Company believes each of those products and their component parts is Year 2000 compliant.

The Company has assessed the sensitivity of its internal manufacturing control, accounting and information management systems and determined that a majority of its systems have no material Year 2000 deficiencies. The Company has developed and is implementing a strategy to identify and eliminate any remaining system deficiencies. The Company believes that the total cost of eliminating such deficiencies will not exceed $100,000. Completion of this program is expected by mid-1999.

In the fourth quarter of 1998 the Company requested each of its suppliers of critical parts and services to provide information to the Company about the entity's anticipated Year 2000 compliance. Until that information is received, the Company cannot complete that phase of the Company's Year 2000 assessment. In 1999 the Company expects to complete plans for risk management and any contingency plans determined to be necessary.

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

Foreign Currency Exchange Risk

The Company enters into foreign exchange forward contracts to hedge certain revenue exposures against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

                    Report of Independent Public Accountants



To the Board of Directors of Interlink Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and its subsidiary as of December 31,1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
Los Angeles, California
February 11, 1999

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                         ----------------------------
                                                                                1998             1997
                                                                         -----------      -----------
Assets
Current assets:
   Cash and cash equivalents                                             $     3,900      $     4,176
   Accounts receivable, less allowance for doubtful
     accounts of $462 and $352 in 1998
     and 1997, respectively                                                    6,758            5,684
   Inventories                                                                 6,796            5,461
   Prepaid expenses and other current assets                                     174              518
                                                                         -----------      -----------

     Total current assets                                                     17,628           15,839
                                                                         -----------      -----------

Property and equipment, net                                                    1,561            1,150
Patents and trademarks, less accumulated
   amortization of $640 and $542
   in 1998 and 1997, respectively                                                277              375
Other assets                                                                     111              191
                                                                         -----------      -----------

Total assets                                                             $    19,577      $    17,555
                                                                         ===========      ===========
Liabilities And Stockholders' Equity
Current liabilities:
   Bank line of credit                                                   $       132      $       576
   Current maturities of long-term debt
      and capital lease obligations                                              498              514
   Accounts payable                                                            2,220            1,935
   Accrued payroll and expenses                                                  639              353
                                                                         -----------      -----------

      Total current liabilities                                                3,489            3,378
                                                                         -----------      -----------

Long-term debt, net of current portion                                         1,074              337
Capital lease obligations, net of current portion                                349              387

Commitments and contingencies                                                      -                -

Stockholders' equity:
   Common stock (40,000 shares authorized,
    5,216 and 5,202 issued and outstanding at December 31,
    1998 and 1997, respectively)                                              24,694           24,629
   Accumulated other comprehensive income                                        216             (529)
   Accumulated deficit                                                       (10,245)         (10,647)
                                                                         -----------      -----------

     Total stockholders' equity                                               14,665           13,453
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $    19,577      $    17,555
                                                                         ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.


INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31,
                                                              -----------------------------------------
                                                                     1998           1997           1996
                                                              -----------    -----------    -----------

Revenues                                                      $    22,095    $    19,153    $    13,485

Cost of revenues                                                   13,954         11,829          7,028
                                                              -----------    -----------    -----------

Gross profit                                                        8,141          7,324          6,457

Operating expenses:
  Product development and research                                  1,416          1,600          1,234
  Selling, general and administrative                               5,837          5,555          4,617
                                                              -----------    -----------    -----------

Total operating expenses                                            7,253          7,155          5,851
                                                              -----------    -----------    -----------

Operating income                                                      888            169            606
                                                              -----------    -----------    -----------

Other income (expense):
  Interest expense                                                   (127)          (152)          (118)
  Other income (expense)                                             (359)            13             27
                                                              -----------    -----------    -----------

Total other income (expense)                                         (486)          (139)           (91)
                                                              -----------    -----------    -----------


Net income                                                    $       402    $        30    $       515
                                                              ===========    ===========    ===========

Earnings per share - basic                                    $       .08    $       .01    $       .12
Earnings per share - diluted                                  $       .08    $       .01    $       .11

Weighted average shares - basic                                     5,212          4,764          4,387
Weighted average shares - diluted                                   5,212          5,020          4,602


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------


                                                                                      Accum-
                                                                                      ulated
                                                                                       Other        Total
                                               Common Stock           Accum-         Compre-        Stock-      Compre-
                                               ------------           ulated         hensive      holders'      hensive
                                          Shares         Amount      Deficit          Income        Equity       Income
                                          ------      ---------    ---------     -----------     ---------    ---------
Balance, December 31, 1995                 4,255      $  18,880    $ (11,192)    $       (99)    $   7,589

  Issuance of shares upon
  exercise of employee
  stock options                               36            152                                        152
  Issuance of shares upon
  exercise of stock warrants                 224          1,736                                      1,736
  Cumulative translation
  adjustment                                                                             (23)          (23)   $     (23)
  Net income                                                             515                           515          515
                                          ------      ---------    ---------     -----------     ---------    ---------

Balance, December 31, 1996                 4,515         20,768      (10,677)           (122)        9,969    $     49
                                                                                                              =========

  Issuance of shares upon
  exercise of employee
  stock options                              363          1,711                                      1,711
  Issuance of shares in private
  placement                                  324          2,150                                      2,150
  Cumulative translation
  adjustment                                                                            (407)         (407)   $    (407)
  Net income                                                              30                            30           30
                                          ------      ---------    ---------     -----------     ---------    ---------

Balance, December 31, 1997                 5,202         24,629      (10,647)           (529)       13,453    $     377
                                                                                                              =========

  Issuance of shares upon
  exercise of employee
  stock options                               14             65                                         65
  Cumulative translation
  adjustment                                                                             745           745         $745
  Net income                                                             402                           402          402
                                          ------      ---------    ---------     -----------     ---------    ---------

Balance, December 31, 1998                 5,216      $  24,694    $ (10,245)    $       216     $  14,665    $   1,147
                                          ======      =========    =========     ===========     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                               -------------------------------------
                                                                    1998          1997          1996
                                                               ---------     ---------     ---------
Cash flows from operating activities:
   Net income                                                  $     402     $      30     $     515
   Adjustments to reconcile net income to
    net cash used in operating activities:
     Provision for bad debts                                         110           119            77
     Depreciation and amortization                                   533           712           602
     Changes in operating asets and liabilities:
      Accounts receivable                                         (1,184)       (2,154)       (1,366)
      Inventories                                                 (1,335)       (1,827)       (1,450)
      Prepaid expenses and other current assets                      344          (233)          (46)
      Other assets                                                    80             2            37
      Accounts payable                                               285           789          (124)
      Accrued payroll and expenses                                   286          (464)          416
                                                               ---------     ---------     ---------

      Net cash used in operating activities                         (479)       (3,026)       (1,339)
                                                               ---------     ---------     ---------

Cash flows from investing activities:
   Purchases of property and equipment                              (846)         (555)         (432)
   Costs of patents and trademarks                                     -           (25)         (149)
                                                               ---------     ---------     ---------

      Net cash used in investing activities                         (846)         (580)         (581)
                                                               ---------     ---------     ---------

Cash flows from financing activities:
  Borrowings on bank line of credit                                  548         1,576             -
   Payments on bank line of credit                                  (992)       (1,000)            -
   Borrowings on note payable                                        880           237           180
   Payments on note payable                                          (42)          (79)          (57)
   Proceeds from sale/leaseback                                      332           225           478
   Principal payments on capital lease obligations                  (487)         (353)         (232)
   Principal payments on Tech Transfer Agreement                       -           (45)          (43)
   Proceeds from issuance of common stock, net                        65         3,861         1,888
                                                               ---------     ---------     ---------
          Net cash provided by financing activities                  304         4,422         2,214
                                                               ---------     ---------     ---------

Effect of exchange rate changes on cash                              745          (407)          (23)
                                                               ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents                    (276)          409           271
Cash and cash equivalents:
 beginning of period                                               4,176         3,767         3,496
                                                               ---------     ---------     ---------
 end of period                                                 $   3,900     $   4,176     $   3,767
                                                               =========     =========     =========
Supplemental disclosures of cash flow information:
  Interest paid                                                $     127     $     152     $     111
  Income taxes paid                                                    1            33             1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. Summary of Significant Accounting Policies

Interlink Electronics, Inc. (the "Company") was incorporated in the State of California on February 27, 1985 and reincorporated in the State of Delaware on July 10, 1996. The Company is engaged in the development and manufacture of products and components incorporating Force Sensing Resistors.

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

Foreign Currency Transactions - The accounts of the Company's foreign subsidiary have been translated according to the provisions of Statement of Financial Accounting Standards No. 52. Gains and losses resulting from translation of the foreign financial statements are included in consolidated stockholders' equity. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statement of operations for the period in which they occur.

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

Patents and Trademarks - The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $98,000, $90,000 and $78,000, respectively.

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

Earnings Per Share - Earnings per share-basic is based upon the weighted average number of shares outstanding. Earnings per share-diluted is based on the weighted average shares outstanding including the dilutive effect of common stock equivalents. (See Note 9)

Accounts Receivable - Increases to the allowance for doubtful accounts totaled $177,000, $42,000 and $77,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Write-offs against the allowance for doubtful accounts totaled, $67,000, $139,000 and none for the years ended December 31, 1998, 1997 and 1996, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform with the 1998 presentation.

Recent Pronouncements - In June 1998, the AICPA issued Statement of Financial Accounting Standards #133 "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this standard in the third quarter of 1999. The Company has not yet determined the impact of this new standard.

2. Inventories

Inventories consisted of the following (in thousands):                December 31,
                                                              ------------------------
                                                                   1998           1997
                                                              ---------      ---------
Raw material                                                  $   3,130      $   2,666
Work in process                                                     618          1,107
Finished goods                                                    3,048          1,688
                                                              ---------      ---------
Total inventories                                             $   6,796      $   5,461
                                                              =========      =========


3. Property And Equipment

Property and equipment consisted of the following (in thousands):

                                                                      December 31,
                                                              -------------------------
                                                                   1998            1997
                                                              ---------      ----------
Furniture, machinery and equipment                            $   3,956      $    3,139
Leasehold improvements                                              177             147
                                                              ---------      ----------
                                                                  4,133           3,286
Less accumulated depreciation and amortization                   (2,572)        (2,136)
                                                              ---------      ----------

Property and equipment, net                                   $   1,561      $    1,150
                                                              =========      ==========

Depreciation and amortization expense charged to operations amounted to $436,000, $534,000 and $449,000 for the years ended 1998, 1997, and 1996, respectively. Property and equipment under capital leases had a net book value of $656,000 and $1,046,000 at December 31, 1998 and 1997 respectively.

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

5. Short-Term Borrowings

The Company maintains a domestic revolving line of credit with a maximum amount of $3,000,000, none of which had been drawn as of December 31, 1998. The loan carries an interest rate of the bank's interest rate (7.75% at December 31, 1998) and matures in May 1999. The loan is secured by all of the Company's assets and requires the Company to meet certain financial covenants, all of which were satisfied at December 31, 1998.

The Company's Japan subsidiary maintains an unsecured line of credit with a bank with a maximum amount of $1,124,000, of which, $132,000 was drawn at December 31, 1998. This line carries an interest rate of 1.3%.

Selected information regarding short-term borrowings is as follows:

                                                               Year Ended December 31,
                                                              -------------------------
                                                                   1998            1997
                                                              ---------      ----------
Average daily borrowings (000's)                              $     594      $      743
Maximum daily borrowings (000's)                              $   1,124      $    1,576
Weighted average interest rate during year                         1.3%            7.0%


6 . Long-Term Debt and Capital Leases

Bank loans - The Company's Japan subsidiary, Interlink Electronics KK, maintains unsecured loans with five banks. The loans carry a weighted average interest rate of 2.7% and are payable in monthly installments through the year 2004. The combined balance outstanding as of December 31, 1998 and 1997 was $1,244,000 and $406,000, respectively.

Capital lease obligations - The Company had an equipment financing agreement with a leasing company to provide for the purchase of equipment. As amounts were drawn, the funded amount was converted to a note payable with a standard payment schedule of up to 48 months at an effective interest rate of 8.35%. As of December 31, 1998, the Company had utilized and converted $1,825,000 to notes payable.

At December 31, 1998, scheduled maturates of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

                                                          Debt                   Leases
                                                      --------                ---------
1999                                                  $    195                $     372
2000                                                       253                      207
2001                                                       268                      120
2002                                                       252                       52
2003                                                       201                        -
Thereafter                                                 161                        -
                                                      --------                ---------
                                                         1,330                      751
Less amount representing interest                          (86)                     (74)
                                                      --------                ---------
Present value of minimum payments                        1,244                      677

                                                      --------                ---------
Current portion                                           (170)                    (328)
Long term portion                                     $  1,074                $     349
                                                      ========                =========

7. Capitalization

Preferred Stock - The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. As of December 31, 1998, none were outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preference as may be fixed and determined by the Board of Directors.

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

8. Stock Warrants And Stock Options

On June 4, 1998, the Company's remaining outstanding stock warrants (270,000) expired by their terms.

Under the terms of the Company's Option Plans, officers and key employees may be granted nonqualified or incentive stock options and outside directors and independent contractors of the Company may be granted nonqualified stock options. The aggregate number of shares which may be issued under the plans is 3,184,150. Outstanding options under the plans vest in various increments through October 2002. Information concerning stock options under the plans is summarized as follows:

                                 1998                            1997                           1996
                          --------------------------     ---------------------------     ---------------------------
                                    Weighted-Average                Weighted-Average                Weighted-Average
                          Shares     Exercise Price      Shares      Exercise Price      Shares      Exercise Price
                          ------    ----------------     ------     ----------------     ------     ----------------
Outstanding beg year       1,415         $5.50            1,432           $5.25           1,219          $4.63
Granted                    2,486          3.21              434            6.50             393           5.76
Exercised                    (14)         4.63             (363)           4.71             (36)          4.23
Forfeited and expired     (1,832)         5.62              (88)           5.62            (144)          5.62
                          ------         -----            ------          -----           -----          -----
Outstanding end year       2,055         $2.75            1,415           $5.62           1,432          $5.38
                          ------         -----            ------          -----           -----          -----
Exercisable end year         983         $2.75              884           $5.50             958          $5.25
                          ------         -----            ------          -----           -----          -----

As of December 31, 1998, the stock options outstanding under the plans had an average exercise price of $2.75 and a weighted average remaining contractual life of five years.

The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $3.21, $6.50 and $5.76 per option, respectively. The fair value of options at date of grant was estimated using the Black Scholes model with the following weighted average assumptions:

                                    1998                       1997                     1996
Expected life (years)                 4                          4                        4
Interest rate                         6.0%                       6.3%                     6.3%
Volatility                           79%                        64%                      59%
Dividend yield                        0%                         0%                       0%

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have recorded stock-based compensation expense of $1.6 million in 1998, $1.2 million in 1997 and $213,000 in 1996.

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

The following table contains information necessary to calculate earnings per share:

                                                                          (In Thousands)
                                                                  -------------------------------
                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                    1998         1997        1996
                                                                  ------       ------      ------
     Weighted average shares outstanding                           5,212        4,764       4,388

     Assumed conversion of options and warrants                    - (1)        1,685       1,702

     Assumed repurchase of shares                                  - (1)       (1,429)     (1,487)
                                                                  ------       ------      ------

     Weighted average shares - diluted                             5,212        5,020       4,602
                                                                  ======       ======      ======

(1) The diluted share calculation result was anti-dilutive. Thus, the primary weighted average shares were used.

10. Commitments and Contingencies

The Company leases its main facility and certain equipment under operating leases expiring through 2003.

Rent payments totaled approximately $239,000, $236,000 and $227,00 for 1998, 1997 and 1996, respectively.

Minimum lease commitments at December 31, 1998 are summarized as follows (in thousands):

1999             $   330
2000                 267
2001                 273
2002                 283
2003                 185
                 -------
                 $ 1,338
                 =======

From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses, if any, incurred will have a significant impact on the Company's financial position or results of operations.

11. Income Taxes

As of December 31, 1998, the Company had federal and state income tax net operating loss carryforwards of approximately $11,674,000 expiring through 2017 and $80,000 expiring through 1999, respectively.

The Company has research and development tax credit carryforwards of approximately $260,000 and $270,000 at December 31, 1997 and 1998, respectively. The Company has total net deferred tax assets as follows:

                                                                     (In Thousands)
                                                           ----------------------------
                                                                1998               1997
                                                           ---------          ---------
Deferred tax assets:
     Net operating loss carryforward                       $   3,976          $   3,852
     Vacation accrual                                             70                 54
     Allowance for bad debts                                     187                105
     Other                                                       456                316

     Total deferred tax assets                                 4,689              4,327

Valuation allowance                                           (4,689)            (4,327)
                                                           ---------          ---------
     Total                                                 $       -          $       -
                                                           =========          =========

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that if some portion or all of the deferred tax asset will not be recognized. There is no assurance that the Company will continue to be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1998 and 1997.

12. Related Party Transaction

The Company had an agreement with its founder to provide consulting services to the Company at $48,000 per year through December 1997.

13. Revenue Information

Export Sales - The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.

                                                           Year Ended December 31,
                                                       --------------------------------
                                                           1998        1996        1997
                                                       --------    --------    --------
     Asia                                                 59%          26%         30%
     Europe and other                                     11%          13%         20%

Major Customers - In 1998, sales to three customers in the computer industry exceeded 10% of the Company's sales. Their sales constituted over 15%, 14% and 10%. In 1997, sales to one customer in the computer industry constituted 13% of the Company's sales and in 1996, sales to one customer in the computer industry constituted 15% of the Company's sales.