Form 10-Q
period 1999-03-31
INTERLINK ELECTRONICS
filed 1999-05-04
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

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

     Yes [ X ]          No [   ]


Shares of Common Stock Outstanding, at April 19, 1999:  5,226,813

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                              March 31,      December 31,
Assets                                                                            1999              1998
                                                                           -----------       -----------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                               $     4,516       $     3,900
   Accounts receivable, less allowance for doubtful
     accounts of $515 and $462 in 1999 and 1998, respectively                    6,437             6,758
   Inventories                                                                   7,307             6,796
   Prepaid expenses and other current assets                                       285               174
                                                                           -----------       -----------

     Total current assets                                                       18,545            17,628
                                                                           -----------       -----------

Property and equipment, net                                                      1,431             1,561
Patents and trademarks, less accumulated
   amortization of $664 and $640
   in 1999 and 1998, respectively                                                  253               277
Other assets                                                                       117               111
                                                                           -----------       -----------

Total assets                                                               $    20,346       $    19,577
                                                                           ===========       ===========
Liabilities and Stockholders' Equity Current liabilities:
   Bank line of credit                                                     $       126       $       132
    Current maturities of long-term debt
    and capital lease obligations                                                  456               498
   Accounts payable                                                              2,200             2,220
   Accrued payroll and expenses                                                    895               639
                                                                           -----------       -----------

     Total current liabilities                                                   3,677             3,489
                                                                           -----------       -----------

Long term debt, net of current portion                                           1,385             1,074
Capital lease obligations, net of current portion                                  291               349

Commitments and contingencies                                                        -                 -

Stockholders' equity:
   Common stock (40,000 shares authorized
      5,219 and 5,216 outstanding at March 31, 1999
      and December 31, 1998, respectively)                                      24,695            24,694
   Accumulated other comprehensive income                                          135               216
   Accumulated deficit                                                          (9,837)          (10,245)
                                                                           -----------       -----------

     Total stockholders' equity                                                 14,993            14,665
                                                                           -----------       -----------

Total liabilities and stockholders' equity                                 $    20,346       $    19,577
                                                                           ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------

                                                                       Three Month Period
                                                                         Ended March 31,
                                                                     ---------------------
                                                                        1999         1998
                                                                     --------     --------
Revenues                                                             $  6,503     $  5,157

Cost of revenues                                                        4,107        3,248
                                                                     --------     --------

Gross profit                                                            2,396        1,909

Operating expense:

   Product development and research                                       483          356
   Selling, general and administrative                                  1,448        1,488
                                                                     --------     --------

     Total operating expense                                            1,931        1,844
                                                                     --------     --------

Operating income                                                          465           65
                                                                     --------     --------

Other income (expense):
   Taxes and interest                                                     (57)         (30)
   Other income                                                             -           15
                                                                     --------     --------

     Total other income (expense)                                         (57)         (15)
                                                                     --------     --------


Net income                                                           $    408     $     50
                                                                     ========     ========

Earnings per share - basic                                           $    .08     $    .01
Earnings per share - diluted                                         $    .07     $    .01

Weighted average shares - basic                                         5,219        5,012
Weighted average shares - diluted                                       6,132        5,207

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                                    Three Month Period
                                                                                      Ended March 31,
                                                                                   ---------------------
                                                                                       1999         1998
                                                                                   --------     --------
     Net income                                                                    $    408     $     50
     Adjustments to reconcile net income to net cash
        used for operating activities:
         Provisions for bad debts                                                        53            9
         Depreciation and amortization                                                  198          157
         Changes in operating assets and liabilities:
           Accounts receivable                                                          268         (702)
           Inventories                                                                 (511)        (674)
           Prepaid expenses and other current assets                                   (111)         243
           Other assets                                                                  (6)          33
           Accounts payable                                                             (20)        (241)
           Accrued payroll and expenses                                                 256          (20)
                                                                                   --------     --------
              Net cash provided by/used for operating activities                        535       (1,145)

Cash flows from investing activities:
     Purchases of property and equipment                                                (44)        (399)
                                                                                   --------     --------
           Net cash used for investing activities                                       (44)        (399)

Cash flows from financing activities:
     Borrowings on bank line of credit                                                    -          228
     Payments on bank line of credit                                                     (6)          (6)
     Borrowings on note payable                                                         413            -
     Payments on note payable                                                          (102)         (19)
     Proceeds from sale/leaseback                                                         -            -
     Principal payments on capital lease obligations                                   (100)        (107)
     Proceeds from issuance of common stock, net                                          1           32
                                                                                   --------     --------
              Net cash provided by financing activities                                 206          128

Effect of exchange rate changes on cash                                                 (81)           -
                                                                                   --------     --------
Increase (decrease) in cash and cash equivalents                                        616       (1,416)

Cash and cash equivalents:
  at beginning of period                                                              3,900        4,176
                                                                                   --------     --------
  at end of period                                                                 $  4,516     $  2,760
                                                                                   ========     ========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $     12     $     30
    Income taxes paid                                                              $      1     $      1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month periods ended March 31, 1998 and 1999 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Income

The following table provides the data required to calculate comprehensive income:

                                                             (In Thousands)
                                                ----------------------------------------
                                                Accumulated Other
                                                   Comprehensive           Comprehensive
                                                      Income                  Income
                                                -----------------          -------------
              Balance at December 31, 1998
              Translation adjustment                  $  216                  $  (81)
              Net Income                                 (81)                    408
                                                      ------                  ------

              Balance at March 31, 1999               $  135                  $  327
                                                      ======                  ======

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three-month period ended March 31, 1999, revenues grew 26% as compared to the same period of 1998. This revenue growth is a result of the Company's focus on developing and marketing the computer pointing device product line based on the Company's patented technologies, primarily in the computerized presentation projector market. Revenues from this product line grew to $6.0 million in 1999 from $4.6 million in the first quarter of 1998. The Company has established relationships with most of the major Original Equipment Manufacturers (OEM's) in the computerized presentation projector market and currently derives approximately two-thirds of its revenue from that market. Many of these OEM's reside in Japan (however the majority of the end-user customer base is in the United States) and accordingly approximately 50% of the Company's revenues come from Japanese customers. As result the Company is subject to foreign currency exchange rate fluctuations, primarily yen/dollar.

As a percent of revenues, gross profit remained at 37% for the first quarter of 1999 as compared to the same period of 1998. The Company expects gross profit percentages to vary slightly from the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 7% of revenues for the first quarter of 1999, as compared to 7% for the same period in 1998 as the Company continues to develop products based on its proprietary VersaPoint and RemoteLink Technologies. Given the industries the Company participates in, management expects research and development costs, as a percent of revenues, to remain at or near the current level.

For the three months ended March 31, 1999, selling, general and administrative costs (S,G&A) declined to 22% of revenues, as compared to 29% for the same period of 1998. The decrease resulted from the leveraging of fixed S,G&A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G&A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, working capital totaled $14.9 million as compared to $14.1 million at December 31, 1998. This increase is primarily a result of the Company's positive results from operations and additional bank debt.

For the three months ended March 31, 1999, operations generated $500,000 in cash due primarily to positive results from operations. As the Company is seeking customers in the computer retail industry and in Japan, both areas known for extended payment policies, operations may be a net user of cash, despite profitable results, in future periods.

For the first three months of 1999, investing activities consisted of the purchase of production equipment.

For the three months ended March 31, 1999, financing activities constituted, primarily, borrowings from Japanese banks partially offset by the repayment of capital lease and other debt obligations.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 1999.

INTERLINK ELECTRONICS, INC.
(Registrant)


PAUL D. MEYER
----------------------------------
Paul D. Meyer
Chief Financial Officer