Form 10-Q
period 1999-06-30
INTERLINK ELECTRONICS
filed 1999-08-09
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


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

         Yes [X]             No [ ]


Shares of Common Stock Outstanding, at July 22, 1999: 5,319,458

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                               June 30,      December 31,
                                                                                  1999              1998
                                                                         -------------    --------------
                                                                            (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                                 $   6,141         $   3,900
   Accounts receivable, less allowance for doubtful
     accounts of $569 and $462 in 1999 and 1998, respectively                    5,146             6,758
   Inventories                                                                   7,339             6,796
   Prepaid expenses and other current assets                                       589               174
                                                                             ---------         ---------

     Total current assets                                                       19,215            17,628
                                                                             ---------         ---------

Property and equipment, net                                                      1,291             1,561
Patents and trademarks, less accumulated
   amortization of $690 and $640
   in 1999 and 1998, respectively                                                  228               277
Other assets                                                                       148               111
                                                                             ---------         ---------

Total assets                                                                 $  20,882         $  19,577
                                                                             =========         =========
Liabilities and Stockholders' Equity

Current liabilities:
   Bank line of credit                                                       $     124         $     132
   Current maturities of long-term debt
    and capital lease obligations                                                  414               498
   Accounts payable                                                              1,841             2,220
   Accrued payroll and expenses                                                  1,365               639
                                                                             ---------         ---------

     Total current liabilities                                                   3,744             3,489
                                                                             ---------         ---------

Long term debt, net of current portion                                           1,295             1,074
Capital lease obligations, net of current portion                                  240               349

Commitments and contingencies                                                        -                 -

Stockholders' equity:
   Common stock (40,000 shares authorized
      5,308 and 5,216 outstanding at June 30, 1999
      and December 31, 1998, respectively)                                      24,955            24,694
Accumulated other comprehensive income                                             (23)              216
Accumulated deficit                                                             (9,329)          (10,245)
                                                                             ---------         ---------

     Total stockholders' equity                                                 15,603            14,665
                                                                             ---------         ---------

Total liabilities and stockholders' equity                                   $  20,882         $  19,577
                                                                             =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------

                                                  Three Month Period              Six Month Period
                                                     Ended June 30,                Ended June 30,
                                               ------------------------         ---------------------
                                                   1999            1998             1999         1998
                                               --------        --------         --------     --------
Revenues                                       $  6,958       $   5,351         $ 13,461     $ 10,508

Cost of revenues                                  4,287           3,296            8,394        6,544
                                               --------       ---------         --------     --------

Gross profit                                      2,671           2,055            5,067        3,964

Operating expense:
   Product development and research                 565             448            1,086          804
   Selling, general and administrative            1,532           1,441            2,942        2,929
                                               --------       ---------         --------     --------

     Total operating expense                      2,097           1,889            4,028        3,733
                                               --------       ---------         --------     --------

Operating income                                    574             166            1,039          231
                                               --------       ---------         --------     --------

Other income (expense):
   Interest income (expense)                         39             (12)              54           (8)
   Income taxes                                     (75)              -             (147)           -
   Other income (expense)                           (30)            (19)             (30)         (38)
                                               --------       ---------         --------     --------

     Total other income (expense)                   (66)            (31)            (123)         (46)
                                               --------       ---------         --------     --------

Net income                                     $    508       $     135         $    916     $    185
                                               ========       =========         ========     ========

Earnings per share - basic                     $    .10       $     .03         $    .17     $    .04
                                               ========       =========         ========     ========
Earnings per share - diluted                   $    .08       $     .03         $    .15     $    .04
                                               ========       =========         ========     ========

Weighted average shares - basic                   5,254           5,211            5,236        5,209
                                               ========       =========         ========     ========
Weighted average shares - diluted                 6,500           5,211            6,154        5,237
                                               ========       =========         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
----------------------------------------------------------------------------------------------

                                                                          Six Month Period
                                                                           Ended June 30,
                                                                    --------------------------
                                                                           1999           1998
                                                                    -----------     ----------
Cash flows from operating activities:
     Net income                                                         $   916       $    185
     Adjustments to reconcile net income to net cash
       used for operating activities:
         Provisions for bad debts                                           107             21
         Depreciation and amortization                                      452            318
         Changes in operating assets and liabilities:
           Accounts receivable                                            1,505           (162)
           Inventories                                                     (543)        (1,823)
           Prepaid expenses and other current assets                       (415)          (228)
           Other assets                                                     (37)            25
           Accounts payable                                                (379)           (54)
           Accrued payroll and expenses                                     726             79
                                                                       --------       --------
              Net cash used for operating activities                      2,332         (1,639)

Cash flows from investing activities:
     Purchases of property and equipment                                   (134)          (307)
                                                                       --------       --------
           Net cash provided by (used for) investing activities            (134)          (307)

Cash flows from financing activities:
     Borrowings on credit line                                                -            548
     Payments on credit line                                                 (8)             -
     Borrowings on notes payable to bank                                    386             42
     Principal payments on notes payable to bank                           (165)           (40)
     Proceeds from sale/leaseback                                             -            270
     Principal payments on capital lease obligations                       (192)          (281)
     Proceeds from issuance of common stock, net                            261             63
                                                                       --------       --------
              Net cash provided by financing activities                     282            602
                                                                       --------       --------

Effect of exchange rate changes on cash                                    (239)           172
                                                                       --------       --------

Decrease in cash and cash equivalents                                     2,241         (1,172)

Cash and cash equivalents
  at beginning of period                                                  3,900          4,176
                                                                       --------       --------

Cash and cash equivalents
  at end of period                                                     $  6,141       $  3,004
                                                                       ========       ========

Supplemental disclosures of cash flow information:
    Interest paid                                                      $     23       $     56
    Income taxes paid                                                  $      1       $      1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED SIX MONTHS ENDED JUNE 30, 1999
------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month and six month periods ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Income

The following table provides the data required to calculate comprehensive income:

                                                        (In Thousands)
                                      ---------------------------------------------
                                      Accumulated Other
                                          Comprehensive               Comprehensive
                                                 Income                      Income
                                      -----------------               -------------
Balance at December 31, 1998                    $   216                   $       -
Translation adjustment                             (239)                       (239)
Net income                                            -                         916
                                                -------                   ---------

Balance at June 30, 1999                        $   (23)                  $     677
                                                =======                   =========

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1999, revenues grew 30% and 28%, respectively as compared to the same periods of 1998. This revenue growth is a result of the Company's focus on developing and marketing computer pointing devices based on the Company's patented technologies, primarily in the computerized presentation projector market. Revenues from these products grew to $6.0 million and $6.2 million for the first and second quarters of 1999, respectively. This was an increase from $4.6 million and $4.5 million in the same periods of 1998. The Company has established relationships with most of the major Original Equipment Manufacturers (OEM's) in the computerized presentation projector market and currently derives approximately two-thirds of its revenue from that market. Many of these OEM's reside in Japan (however the majority of the end-user customer base is in the United States) and accordingly approximately 50% of the Company's revenues come from Japanese customers. As result the Company is subject to foreign currency exchange rate fluctuations, primarily yen/dollar.

As a percent of revenues, gross profit remained at 38% for the second quarter of 1999 as compared to the same period of 1998. The Company expects gross profit percentages to vary slightly from the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 8% of revenues for the second quarter of 1999, as compared to 8% for the same period in 1998 as the Company continues to develop products based on its proprietary VersaPoint, VersaPad and RemoteLink Technologies. Given the industries the Company participates in, management expects research and development costs, as a percent of revenues, to remain at or near the current level.

For the second quarter ending June 30, 1999, selling, general and administrative costs (S,G&A) declined to 22% of revenues, as compared to 27% for the same period of 1998. The decrease resulted from the leveraging of fixed S,G&A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower S,G&A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, working capital totaled $15.5 million as compared to $14.1 million at December 31, 1998. This increase is primarily a result of the Company's positive results from operations, additional bank debt and proceeds from the exercise of employee stock options.

For the six months ended June 30, 1999, operations generated $2.2 million in cash due primarily to positive results from operations and improved accounts receivable management.

For the first six months of 1999, investing activities consisted of the purchase of production equipment.

For the six months ended June 30, 1999, financing activities constituted, primarily, borrowings from Japanese banks and additional equity from employee stock options, partially offset by the repayment of capital lease and other debt obligations.

Year 2000 Issues

The Company has assessed the Year 2000 compliance of each of the products it currently manufactures and sells. The Company believes each of those products and their component parts is Year 2000 compliant.

The Company has assessed the sensitivity of its internal manufacturing control, accounting and information management systems and determined that a majority of its systems have no material Year 2000 deficiencies. The Company has developed and is implementing a strategy to identify and eliminate any remaining system deficiencies. The Company believes that the total cost of eliminating such deficiencies will not exceed $100,000. Completion of this program is expected by September 1999.

In the fourth quarter of 1998 the Company requested each of its suppliers of critical parts and services to provide information to the Company about the entity's anticipated Year 2000 compliance. Until that information is received, the Company cannot complete that phase of the Company's Year 2000 assessment. In 1999 the Company expects to complete plans for risk management and any contingency plans determined to be necessary. To date, the Company has not received notice of or become aware of any material Year 2000 deficiency by a significant vendor, financial institution or customer.

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

FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and gross profit expectations, product development costs, operating expense improvements, cash flow foreign currency, exchange risk, year 2000 compliance and future business activities should be considered in light of these factors.

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

                          PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     On May 25, 1999 at the Company's Annual Meeting of Shareholders, the holders of the Company's outstanding common stock took actions described below. At May 25, 1999, 5,226,813 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Shareholders.

     1. By the vote indicated below, the shareholders re-elected E. Michael Thoben and George Gu to the Company's Board of
          Directions, to serve for three year terms:

          For E. Michael Thoben:

              3,991,974                 Shares in favor
                248,736                 Shares against
                 18,932                 Shares withheld

          For George Gu

              3,989,474                 Shares in favor
                250,836                 Shares against
                 19,332                 Shares withheld


     2. By the vote indicated below, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

              4,234,009                 Shares in Favor
                 12,400                 Shares against
                 13,233                 Shares withheld

     The Annual Meeting of Shareholders was adjourned and the consideration of the remaining two proposals was deferred until June 23, 1999. On June 23, 1999, the Annual Meeting of Shareholders was adjourned until July 23, 1999. On July 23, 1999, the holders of the Company's outstanding common stock took the actions described below.

     1. By the vote indicated below, the shareholders approved the proposed amendments to the Company's 1996 Stock Incentive Plan.

              2,434,003                 Shares in favor
                480,483                 Shares against
                 31,703                 Shares withheld

     2. By the vote indicated below, the shareholders ratified the cancellation and reissue of options held by certain non-employee members of the Company's Board of Directors.

              2,434,907                 Shares in favor
                470,669                 Shares against
                 40,613                 Shares withheld

     Item 6.  Exhibits and Reports on Form 8-K.

              a) Exhibits

                 27   Financial Data Schedule

              b) Reports on From 8-K

                 No Reports on Form 8-K have been filed during the period for which this Report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 1999.

INTERLINK ELECTRONICS, INC.
(Registrant)

PAUL D. MEYER
-----------------------------
Paul D. Meyer
Chief Financial Officer