Form 10-Q
period 1999-09-30
INTERLINK ELECTRONICS
filed 1999-11-15
CIK 828146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____


                           Commission File No. 0-21808

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      77-0056625
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

     546 Flynn Road
     Camarillo, California                                   93012
     (Address of principal                                (Zip Code)
     executive offices)

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

         Yes [X]             No [ ]


Shares of Common Stock Outstanding, at November 5, 1999: 5,389,891

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               September 30,      December 31,
Assets                                                                  1999              1998
                                                               -------------     -------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                   $       6,619     $       3,900
   Accounts receivable, less allowance for doubtful
     accounts of $628 and $462 in 1999 and 1998, respectively          6,616             6,758
   Inventories                                                         6,954             6,796
   Prepaid expenses and other current assets                             907               174
                                                               -------------     -------------

     Total current assets                                             21,096            17,628
                                                               -------------     -------------

Property and equipment, net                                            1,217             1,561
Patents and trademarks, less accumulated
   amortization of $714 and $640
   in 1999 and 1998, respectively                                        203               277
Other assets                                                             137               111
                                                               -------------     -------------

Total assets                                                   $      22,653     $      19,577
                                                               =============     =============
Liabilities and Stockholders' Equity

Current liabilities:
   Bank line of credit                                         $           -     $         132
   Current maturities of long-term debt
    and capital lease obligations                                        379               498
   Accounts payable                                                    2,018             2,220
   Accrued payroll and expenses                                        2,272               639
                                                               -------------     -------------

     Total current liabilities                                         4,669             3,489
                                                               -------------     -------------

Long term debt, net of current portion                                 1,439             1,074
Capital lease obligations, net of current portion                        202               349

Commitments and contingencies                                              -                 -

Stockholders' equity:
   Common stock (40,000 shares authorized
      5,373 and 5,216 outstanding at September 30, 1999
      and December 31, 1998, respectively)                            25,144            24,694
Accumulated other comprehensive income                                   (18)              216
Accumulated deficit                                                   (8,783)          (10,245)
                                                               -------------     -------------

     Total stockholders' equity                                       16,343            14,665
                                                               -------------     -------------

Total liabilities and stockholders' equity                     $      22,653     $      19,577
                                                               =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                 Three Month Period             Nine Month Period
                                                 Ended September 30,           Ended September 30,
                                                   1999          1998             1999         1998
                                               --------     ---------        ---------    ---------

Revenues                                       $  7,207     $   5,231        $  20,668    $  15,739

Cost of revenues                                  4,573         3,307           12,967        9,851
                                               --------     ---------        ---------    ---------

Gross profit                                      2,634         1,924            7,701        5,888

Operating expense:
   Product development and research                 543           403            1,629        1,207
   Selling, general and administrative            1,431         1,264            4,373        4,193
                                               --------     ---------        ---------    ---------

     Total operating expense                      1,974         1,667            6,002        5,400
                                               --------     ---------        ---------    ---------

Operating income                                    660           257            1,699          488
                                               --------     ---------        ---------    ---------

Other income (expense):
   Interest income (expense)                         (9)          (18)              47          (24)
   Income taxes                                    (105)            -             (252)           -
   Other expense                                      -          (375)             (32)        (415)
                                               --------     ----------       ---------    ----------

     Total other expense                           (114)         (393)            (237)        (439)
                                               --------     ---------        ---------    ----------


Net income                                     $    546     $    (136)       $   1,462    $      49
                                               ========     =========        =========    =========

Earnings per share - basic                     $    .10     $     .03        $     .28    $     .01
                                               ========     =========        =========    =========
Earnings per share - diluted                   $    .08     $     .03        $     .23    $     .01
                                               ========     =========        =========    =========

Weighted average shares - basic                   5,341         5,215            5,261        5,211
                                               ========     =========        =========    =========
Weighted average shares - diluted                 6,821         5,215            6,481        5,211
                                               ========     =========        =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        Nine Month Period
                                                                                       Ended September 30,
                                                                                       -------------------
Cash flows from operating activities:                                                   1999           1998
                                                                                     -------        -------
     Net income                                                                      $ 1,462        $    49
     Adjustments to reconcile net income to net cash
        used for operating activities:
         Provisions for bad debts                                                        166             45
         Depreciation and amortization                                                   583            472
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (24)           371
           Inventories                                                                  (158)        (1,899)
           Prepaid expenses and other current assets                                    (733)          (113)
           Other assets                                                                  (26)            40
           Accounts payable                                                             (202)          (125)
           Accrued payroll and expenses                                                1,633             47
                                                                                     -------        -------
              Net cash provided by (used for) operating activities                     2,701         (1,113)

Cash flows from investing activities:
     Purchases of property and equipment                                                (165)          (308)
                                                                                     -------        -------
           Net cash used for investing activities                                       (165)          (308)

Cash flows from financing activities:
     Borrowings on credit line                                                             -            548
     Payments on credit line                                                            (132)          (804)
     Borrowings on notes payable to bank                                                 556            796
     Principal payments on notes payable to bank                                        (191)           (52)
     Proceeds from sale/leaseback                                                          -            332
     Principal payments on capital lease obligations                                    (266)          (415)
     Proceeds from issuance of common stock, net                                         450             62
                                                                                     -------        -------
              Net cash provided by financing activities                                  417            467
                                                                                     -------        -------

Effect of exchange rate changes on cash                                                 (234)           191
                                                                                     -------        -------

Increase (decrease) in cash and cash equivalents                                       2,719           (763)

Cash and cash equivalents
  at beginning of period                                                               3,900          4,176
                                                                                     -------        -------

Cash and cash equivalents
  at end of period                                                                   $ 6,619        $ 3,413
                                                                                     =======        =======

Supplemental disclosures of cash flow information:
    Interest paid                                                                    $    81        $    89
    Income taxes paid                                                                $     1        $     1

            The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information herein for the three month and nine month periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Income

The following table provides the data required to calculate comprehensive income:



                                                                      (In Thousands)
                                                      ---------------------------------------------
                                                      Accumulated Other
                                                          Comprehensive               Comprehensive
                                                                 Income                      Income
                                                      -----------------           -----------------
            Balance at December 31, 1998              $             216                           -
            Translation adjustment                                 (234)          $            (234)
            Net income                                                -                       1,462
                                                      -----------------           -----------------

            Balance at September 30, 1999             $             (18)          $           1,228
                                                      =================           =================

INTERLINK ELECTRONICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 1999, revenues grew 38% and 31%, respectively as compared to the same periods of 1998. This revenue growth is a result of the Company's focus on developing and marketing computer pointing devices based on the Company's patented technologies, primarily in the computerized presentation projector market. The Company has established relationships with most of the major Original Equipment Manufacturers (OEM's) in the computerized presentation projector market and currently derives approximately two-thirds of its revenue from that market. Many of these OEM's reside in Japan (however the majority of the end-user customer base is in the United States) and accordingly approximately 50% of the Company's revenues come from Japanese customers. As result the Company is subject to foreign currency exchange rate fluctuations, primarily yen/dollar.

As a percent of revenues, gross profit was 37% for both the third quarter of 1999 and 1998. The Company expects gross profit percentages to vary slightly from the current level depending on the mix of high volume OEM business versus low volume OEM business or non OEM business.

Product development and research expenses were 8% of revenues for the third quarter of 1999, as compared to 8% for the same period in 1998, as the Company continues to develop products based on its proprietary VersaPoint, VersaPad and RemoteLink Technologies. Given the industries the Company participates in, management expects research and development costs, as a percent of revenues, to remain at or near the current level.

For the third quarter ending September 30, 1999, selling, general and administrative costs (SG&A) declined to 20% of revenues, as compared to 24% for the same period of 1998. The decrease resulted from the leveraging of fixed SG&A costs over a higher sales base and the greater mix of OEM sales which carry a relatively lower SG&A requirement.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, working capital totaled $16.3 million as compared to $14.1 million at December 31, 1998. This increase is primarily a result of the Company's positive results from operations, additional bank debt and proceeds from the exercise of employee stock options.

For the nine months ended September 30, 1999, operations generated $2.7 million in cash due primarily to positive results from operations and improved accounts receivable management.

For the first nine months of 1999, investing activities consisted of the purchase of production equipment.

For the nine months ended September 30, 1999, financing activities primarily consisted of borrowings from Japanese banks, partially offset by the repayment of capital lease and other debt obligations. Additional cash inflows were derived from the exercise of employee stock options.


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


FORWARD LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward looking statements contained in this document regarding industry trends, revenue and product mix, costs and gross profit expectations, product development costs, operating expense improvements, cash flow, foreign currency exchange risk, year 2000 compliance and future business activities should be considered in light of these factors.


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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.

INTERLINK ELECTRONICS, INC.
(Registrant)

PAUL D. MEYER
-------------
Paul D. Meyer
Chief Financial Officer