Form 10-K
period 1999-12-31
INTERLINK ELECTRONICS
filed 2000-03-24
CIK 828146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19657

                          INTERLINK ELECTRONICS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0056625
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

            546 FLYNN ROAD
         CAMARILLO, CALIFORNIA                                93012
    (Address of principal executive                         (Zip Code)
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 484-8855
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock

                             (TITLE OF EACH CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 20, 2000 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $719,151,101.25. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

    As of March 20, 2000, the number of shares of the registrant's Common Stock outstanding was 8,673,866.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INTERLINK ELECTRONICS, INC.
                               TABLE OF CONTENTS

        ITEM                                                                            PAGE
         NO.                                                                            NO.
---------------------                                                                 --------
                                            PART I
                   1.   Business....................................................      2
                   2.   Properties..................................................     11
                   3.   Legal Proceedings...........................................     11
                   4.   Submission of Matters to a Vote of Security Holders.........     11
                4(A).   Executive Officers of the Registrant........................     11

                                           PART II

                   5.   Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     12
                   6.   Selected Financial Data.....................................     13
                   7.   Management's Discussion and Analysis of Financial Condition
                          and Results of
                          Operations................................................     14
                   8.   Financial Statements and Supplemental Data..................     19
                   9.   Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     19

                                           PART III

                  10.   Directors and Executive Officers of the Registrant..........     19
                  11.   Executive Compensation......................................     19
                  12.   Security Ownership of Certain Beneficial Owners and
                          Management................................................     19
                  13.   Certain Relationships and Related Transactions..............     19

                                           PART IV

                  14.   Exhibits, Financial Statement Schedules, and Reports on
                          Form 8-K..................................................     20

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be adversely affected by a number of factors. These factors may include the following:

    - Our new business plan being based on assumptions that could prove to be incorrect.

    - Our inability to predict the amount or timing of growth in markets where we expect our future revenue growth to occur.

    - Our operating results continuing to fluctuate and not meeting published analyst forecasts.

    - Our sales being concentrated with one or more customers or in limited market or geographic areas.

    - Our new business strategy of developing products for the home entertainment and e-transactions markets not being successfully implemented.

    - International sales and manufacturing risks.

    - Fluctuations in the value of foreign currencies.

    - Our inability to develop and introduce new products to respond to evolving industry requirements in a timely manner.

    - The home entertainment and e-transactions markets not adopting our technology.

    - Our markets being intensely competitive and many of our potential competitors having resources that exceed our own.

    - Failure to attract and retain qualified individuals for critical positions.

    - Failure to manage our growth effectively.

    - Our inability to overcome price advantages of low-cost remote products.

    - Changing standards or regulations.

    - Interruption of our contract manufacturing arrangements.

    - Interruption in the supply of any significant FSR sensor or other component causing us to miss shipment deadlines.

    - Performance, reliability or quality problems with our products.

    - Federal, state and international legislation and regulations affecting e-commerce.

    - Failure to protect our intellectual property.

    - Proprietary technologies of our competitors creating barriers to entry.

    - Adoption of technologies and standards by electronics manufacturers and service providers.

    - Risks associated with manufacturing certain of our products at a single facility.

    - Reliance on others for significant aspects of our technology development.

    - Industry downturns in the markets we serve.

    - Volatility in our stock price.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a leader in the development of intuitive interface devices for a variety of home and business applications. Our products enable a user to wirelessly control and communicate with various products such as digital set-top boxes, digital televisions and other electronic products, which we refer to as appliances, by providing an intuitive device on which the user can remotely input a variety of commands. Our products incorporate patented sensor and wireless communication technologies and proprietary applications and ergonomic designs. We have recently begun to use our collection of intuitive interface technologies, which were originally designed for our business presentation products, to create products for two new markets: home entertainment and electronic transactions. By building partnerships with providers of complementary software and hardware technologies, we expect to market these products for use with appliances as digital interface technology is incorporated into them.

    We have recently completed development of a prototype device that will enable users to easily control the various applications emerging in the home entertainment market, such as interactive television. For the workflow automation and business-to-business electronic commerce markets, which we refer to collectively as the e-transactions market, we have also recently introduced our EPAD electronic signature capture device. The EPAD captures signatures electronically and permits these signatures to be bound to an electronic document, allowing a recipient to verify that an electronic document has not been tampered with since the signature was recorded. We are the leading supplier of intuitive interface devices and components for the business presentation market, where we sell both to OEMs and directly to consumers through reseller channels. Our OEM customers include computer, computer peripheral and presentation appliance manufacturers, such as inFocus, Inc., Koninklijke Philips Electronics N.V., NEC Corporation, Sharp Corporation, Sony Corporation and Toshiba Corporation. We also design, manufacture and sell a broad variety of specialty components incorporating our technologies, such as pointing devices and industrial sensor products for the computer, automotive and medical device markets.

MARKET BACKGROUND

    The widespread adoption of the Internet and the proliferation of business and home computing, information and entertainment appliances have prompted an increase in the amount of interactive content and the number of entertainment and business applications available in the home and business environments. The emergence of new technologies and the appliances that support them is enabling business and home users to use high-speed communications to access media and interactive services, such as entertainment program guides, e-commerce, chat, games, e-mail and interactive television. These technologies are expanding the infrastructure for viewing content and interacting with applications beyond the television and the personal computer. Business and home users currently interact with these applications and access content through an array of appliances, including digital set-top boxes, game consoles, DVD players and business presentation projectors.

    CONVERGENCE OF TELEVISION, COMPUTER TECHNOLOGY AND THE INTERNET. The Internet has grown rapidly over the past several years and is now used by millions of people for entertainment, education and e-commerce. Jupiter Communications projects that by 2002, more than 60 million U.S. households will have access to the Internet. The increasing popularity of the Internet and the established popularity of television have led a growing number of home computer users to simultaneously access Internet content while they watch television. This convergence of television and computer technologies has enabled a wide range of new communication and entertainment applications. Digital cable networks will be able to offer consumers electronic program guides, voice telephony, e-mail, e-commerce and other services through the television. For example, a television viewer may, after viewing a movie, wish to order a copy on DVD, or the viewer of a news program or television commercial may wish to obtain additional information by visiting a related

Website. These new applications are creating a need for interactive appliances in the home entertainment, e-transactions and business communication markets.

    HOME ENTERTAINMENT MARKET. We believe that the home entertainment market offers a new large market opportunity for multi-functional, intuitive interface devices. The advent of digital cable, satellite TV and similar broadband delivery systems is increasing programming choices. It is widely anticipated that computer and television technologies will continue to converge and that the consumer will be able, through a single electronic appliance, to view television programming, control other entertainment components, access the Internet, participate in on-line commerce, send and receive e-mail and participate in audio and video telephone calls.

    We believe the market for intuitive interface devices will develop as cable subscribers have increased access to digital set-top boxes. Forrester
Research, Inc. estimates that 15.3% of U.S. households will have digital set-top boxes by year-end 2000, growing to 26.5% in 2002 and 55.3% in 2005. We believe that, as digital set-top boxes are deployed and broadband services such as Internet access become available, consumers will seek new control devices that are more sophisticated, flexible, and intuitive than traditional television remotes or the combination of a remote and wireless keyboard.

    E-TRANSACTIONS MARKET. The rapid growth of the workflow automation and business-to-business e-commerce markets has created a need for electronic document and approval authentication methods that can serve as an electronic substitute for the signature on paper documents. For the recipient of an electronic document to have confidence that the document was approved in the form in which it appears on his or her computer screen, it is necessary to have a reliable mechanism that captures a signature, binds the signature to the document, and verifies the identity of the approving person and the integrity of the document in the form in which it was approved.

    We believe there is a sizeable market for an e-transactions product in workflow automation applications, particularly in large business organizations where there is a need to rapidly circulate documents for approval by one or a series of people. We expect that e-transactions products will be deployed in this market as the dollar value of business-to-business e-commerce grows from $406 billion in 2000 to $2.7 trillion in 2004, as forecast by Forrester.

    BUSINESS COMMUNICATIONS MARKET. As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the need to control the presentation process has undergone a similar evolution. According to Pacific Media Associates, the business communication market is growing at an average annual rate of 23% with unit volumes expected to increase from 540,000 units in 1998 to 1.5 million units in 2003. Our OEM customers have recently introduced business communication hardware that will significantly reduce the size and weight and increase the resolution and brightness of presentation devices such as projectors and the processing power of computers that support them. Increased portability will enable many users to travel with a complete presentation system capable of fitting in a standard computer bag.

THE NEED FOR INTUITIVE INTERFACE DEVICES

    In recent years the number and types of computing, information and entertainment appliances both in the home and in business have increased dramatically. For example, a typical household may contain separate control devices for the television, cable set-top box, DVD player, stereo system, game console and PC. The convergence of television, computer technology and the Internet has created interactive applications on both the PC and the television. As a result, traditional application interface devices, such as a standard keyboard, are no longer intuitive or capable of interacting across multiple appliances.

    We believe traditional remote control devices are not well suited for evolving user requirements. In the home environment, entertainment appliances are increasing in complexity, more applications and content can be accessed on each appliance, and multiple appliances are often used simultaneously.

However, the remote control devices that consumers typically use to control applications and appliances in the home environment are not intuitive and are often difficult to use. They typically contain many buttons, which require users to memorize or lookup each function of each button. Users often need several control devices, such as a remote and a wireless keyboard, to access multiple applications, such as digital TV content, Internet-based communication and commerce, and the telephone.

    Moreover, the typical remote control device operates on infrared, or IR, technology, which does not work well over long distances or if there are intervening objects, such as furniture. IR signals also interfere with each other, which prevents the use of multiple IR signals in a single room, significantly limiting interactivity between the remote and the multiple devices it controls and making bi-directional communication impossible. Finally, IR technology limits speed and bandwidth, limiting the complexity of data that can be transmitted.

    In the e-transactions market, businesses seeking to automate workflow or conduct e-commerce transactions need a hardware and software solution that can be used to capture signatures, bind them to documents, and authenticate and verify them. There are few cost-effective turnkey solutions commercially available that can be deployed, requiring businesses to develop proprietary software and hardware solutions.

    In the business communications market, users need a highly reliable wireless device to control their presentation or videoconferencing system. Users must be able to move untethered to interact with their audience while simultaneously controlling their equipment. Advanced presenters require the ability to annotate on a slide or to modify their presentation during the actual presentation.

THE INTERLINK SOLUTION

    We use our collection of proprietary intuitive interface technologies to create devices that enable users to operate and control computers, televisions, projectors and other complex electronic appliances. By enabling interactivity between interface devices and the appliances they control, we allow users to interact directly with menu-driven application programs resident in the controlled appliance through an on-screen display. Our devices will allow users to use high bandwidth applications such as telephony and provide an intuitive interface for applications encompassing the functions typically associated with computers, such as browsing the Internet and sending and receiving e-mail. For instance, our new interface device for next generation digital set-top boxes will integrate cursorless navigation, text entry, freehand writing and drawing and voice transmission capabilities within a single lightweight, hand-held platform. The device will enable total control of various home entertainment options available yet retain a highly intuitive user interface and a sleek ergonomic design.

    Our interface devices offer a number of benefits not available on traditional remote controls:

    EASY-TO-USE TOUCHPAD TECHNOLOGY. All of our products include our patented VERSAPAD touchpad technology. The touchpad incorporates our patented FORCE SENSING RESISTOR and other technologies to create a pointing device that responds to pressure and can accept input from a finger or a pen. The VERSAPAD also consumes minimal power, making it ideal for use in a battery powered interface device. In conjunction with pad-to-screen mapping and gestures, our touchpads provide an intuitive means of communicating with a wide array of applications and appliances.

    INTUITIVE PAD-TO-SCREEN MAPPING. Our pad-to-screen, or PTS, mapping technology, for which we have a patent pending, allows a user to touch a point on a touchpad based on VERSAPAD technology to activate a button or menu item in a corresponding on-screen location. This capability eliminates the need to click or cursor through various intervening menu items. Using PTS mapping, a user can easily and quickly perform a number of complex functions without looking at the remote device, including the operation of a virtual keyboard activated through the touchpad but appearing on the monitor.

    INNOVATIVE GESTURE CONTROL. Our "gesture" technology, for which we have a patent pending, allows the user to input or write commands on a screen by touching and moving a finger or pen on a touchpad. For example, a channel can be changed by tracing the channel number on the touchpad or, if a higher or lower channel is desired, by swiping to the right or left, as applicable, and continuing to touch the touchpad to scroll through the channel numbers. Other commands, such as play, record or pause are accomplished by making gestures that mimic the standard symbols for those functions appearing on VCRs, DVD players and other playback and recording devices.

    ENHANCED WIRELESS COMMUNICATIONS TECHNOLOGY. Our patented REMOTELINK wireless communications technology retains the IR technology necessary to communicate with most of today's appliances and combines it with radio frequency, or RF, technology to overcome most of the shortcomings of traditional IR technology. REMOTELINK permits our intuitive interface devices to:

    - send signals having sufficient speed and bandwidth to support applications such as handwriting input, stereo quality streaming audio and telephony;

    - support bi-directional and multiple signals, thereby enabling true interactive communication and/or the simultaneous use of multiple remote devices in a single room; and

    - send sufficiently robust signals to eliminate the need to point the remote device at the receiver for the controlled device.

    FUNCTIONAL AND ERGONOMIC DESIGN. Our intuitive interface devices reflect our strong focus on functionality and ergonomics. We maintain an active product design effort and devote considerable attention to issues related to ease of use of our products. An example of the results of these efforts is our patented CLICKTRIGGER button incorporated in a number of our products, which enables the user to click on an icon on a monitor by squeezing a button with his or her index finger in a motion similar to pulling a trigger on a gun.

THE INTERLINK STRATEGY

    We intend to use our collection of technologies to become the leading provider of intuitive interface devices for the home and business markets through the implementation of the following strategies:

    DEVELOP INTUITIVE INTERFACE DEVICES THAT ARE COMPATIBLE WITH MOST HOME ENTERTAINMENT APPLIANCES. We will introduce intuitive interface devices for the home entertainment market that will enable users to take full advantage of the many interactive applications that are starting to become widely available. We are building technology partnerships with a variety of other technology providers, such as multiple service operators, manufacturers of digital set-top boxes and developers of software applications, to promote the compatibility of our devices with as many different interactive home entertainment appliances and systems as possible. In order to support this compatibility, we will develop or partner with others to develop communication protocols that enable our interface devices to function with the various applications available to consumers in the home entertainment market and the appliances on which these applications will run. Because many of our OEM customers in the business communications market are also participants in the market for home entertainment appliances, we expect to use our relationships with them to facilitate the widespread adoption of our intuitive interface devices in this market.

    AGGRESSIVELY MARKET OUR EPAD PRODUCT TO THE E-TRANSACTIONS MARKET. We will foster adoption of our recently introduced EPAD product in the e-transactions market by expanding distribution channels and building strategic relationships with key software and systems integrators to develop turnkey solutions for deployment in large-scale corporate settings. To foster adoption of the EPAD in the workflow automation market, we are working with electronic signature software companies like Silanis Technology, Inc. and Communication Intelligence Corporation, or CIC. For example, our EPAD APPROVEIT product is bundled with software from Silanis Technology, Inc. We also are working with companies like Adobe Systems

Incorporated and Cardiff Software, Inc that are interested in promoting the widespread use of electronic, rather than paper, documents in business-to-business commerce.

    MAINTAIN OUR LEADERSHIP POSITION IN THE BUSINESS COMMUNICATIONS MARKET. We will seek to maintain our leadership position in the business communication market by continuing to provide our OEM and reseller customers with innovative products that are responsive to consumer needs. We also expect to introduce products for related ancillary markets, such as conference room and video conferencing controllers and conferencing automation products.

    DEVELOP PROPRIETARY APPLICATIONS TO FACILITATE OUR ENTRY INTO NEW
MARKETS. We will develop either for ourselves or in partnership with other companies, software applications that enhance the functionality of our intuitive interface devices and will seek to license such applications where possible. We are entering into strategic relationships with companies such as PSW Technologies Inc. that can assist us in developing such software applications. We intend to work with our customers and development partners to identify and develop applications that will meet actual customer needs and, where appropriate, to license these applications to appliance manufacturers, system operators and others.

    ENHANCE OUR CURRENT TECHNOLOGY AND DEVELOP OR ACQUIRE NEW TECHNOLOGY AND APPLICATIONS. We will maintain an active technology development program that will enable us to enhance our current touchpad and wireless communication technologies and develop new technologies and applications for them. We believe this continuing development will allow us to increase our market share in the markets in which we compete and identify new markets where are technologies can provide us with a competitive advantage. Where appropriate, we may acquire technologies from others or acquire companies that own or are developing technologies that we believe would allow us to enhance our product offerings.

PRODUCTS

    We have four principal product lines targeted at the business communication, home entertainment, e-transactions and specialty components markets.

    BUSINESS COMMUNICATION PRODUCTS. Our intuitive interface devices are used by the business communication market to control presentation appliances such as projectors. Our traditional interface devices incorporate a pointing button to control the cursor and one or more function selection buttons. These products range from a simple interface device with only a pointing device and a single click button to devices with 30 function keys. Most of these products incorporate our patented CLICKTRIGGER button. We have recently introduced interface devices based on our REMOTELINK technology incorporating a touchpad and permitting the user, in addition to the normal presentation control functions, to write over or highlight material appearing in the formal presentation.

    We sell interface devices principally to OEMs and, to a lesser extent, as branded products through a variety of distributors, value added resellers and large retail chains. Our current customers include some of the largest presentation device OEMs, including Seiko Epson Corporation, Hitachi, Ltd., inFocus, Inc., Mitsubishi Electronics America, Inc., NEC Corporation, Sanyo Electric Co., Ltd., Sony Corporation and Toshiba Corporation. Although most business presentation devices are made by Japanese companies, the United States represents the largest market for these products. Accordingly, our OEM sales are concentrated in Japan and managed by our Japanese subsidiary while our branded sales are primarily U.S.-based.

    HOME ENTERTAINMENT PRODUCTS. The INTUITOUCH product, our prototype intuitive interface device for home entertainment appliances such as digital set-top boxes, is based on a technological platform similar to our most advanced business communications devices. The pad-centric remote device we are developing will integrate mouse pointing, text entry, freehand writing and drawing and voice transmission capabilities. The device will enable total control of the variety of home entertainment options available yet retain a highly intuitive user interface and an ergonomic design.

    E-TRANSACTIONS PRODUCTS. Our EPAD product consists of a FSR-based, VERSAPAD touchpad mounted in a plastic case and connected by a cable to a computer. Like all of our FSR-based touchpads, it is actuated using a finger, electronic pen or any other device capable of exerting pressure at a given point on the sensor. The EPAD captures and binds signatures to electronic documents. We work with major electronic signature software application developers to provide turnkey solutions to end-users. Depending on the software used with it, the EPAD device can perform a variety of document authentication functions, such as alerting a reader if any change has been made to a document since it was transmitted by the sender. Other potential functions include signature verification.

    SPECIALTY COMPONENTS. Our specialty components business consists primarily of two segments. We sell integrated pointing solutions to manufacturers of notebook computers and industrial computers. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches and automotive components, such as car seats.

TECHNOLOGIES

    Our core technologies are FORCE SENSING RESISTORS and REMOTELINK, our wireless communication protocol.

    FORCE SENSING RESISTORS. All of our products incorporate one or more FSRs. A basic FSR sensor can detect and accurately measure a force applied to it, thereby enabling precise control of the process applying the force. A more complex sensor, known as a "four zone" sensor, has four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. By toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. An FSR sensor can also serve as a touchpad by incorporating a two-dimensional grid capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. In contrast to most standard touchpads, FSR touchpads can also measure the amount of pressure applied at any point on the grid, thereby creating a three-dimensional matrix that can characterize an input along X, Y and Z axes. This type of device is useful for functions such as handwriting input, where not only the outline of the signature but the pressure applied in writing it can be measured, or computer cursor control, where variable cursor speed is desirable.

    Our FSR sensors can be as thin as one-hundredth of an inch, making them particularly well suited for use where space is a critical issue, as in notebook and sub-notebook keyboards. In touchpad applications, they consume significantly less power than do capacitive touchpads, the principal competing technology. FSRs are therefore an appropriate choice for wireless applications. Also, unlike capacitive touchpads which react to the electrical capacitance in a human finger, FSRs react to pressure from any object and therefore support pen input. FSR sensors have no moving parts and can be packaged in a sealed environment. They are therefore highly reliable, retaining their performance through tens of millions of actuations, even in adverse environments involving heat, moisture, and chemical contamination.

    FSR sensors are manufactured using screen printing techniques. All proprietary aspects of the manufacturing process are conducted in-house at Interlink, to maintain quality and protect the force sensing technology. While electronic screen printing is a common process in various technology industries, the quality and precision of printing required to make high-quality FSR sensors greatly exceeds the standards applicable in most other industries. We have developed significant expertise in the manufacture of FSR sensors, and believe this experience would be difficult to replicate over the short term. In the FSR manufacturing process, printed sheets of FSR semiconductor material and the corresponding conductor patterns are laminated to form the FSR sandwich structure using inexpensive sheet adhesives. The assembled sheets are die cut and suitable connectors are attached.

    REMOTELINK. Our REMOTELINK technology uses a proprietary optical carrier design to provide a relatively high speed, multi-channel, digital or analog, optical communications link that does not interfere with, or become contaminated by, signals from IR remote controls. REMOTELINK can be configured to support multiple users and simultaneous channels operating over a number of carrier frequency spectrums, including the 1 to 6 megahertz range. REMOTELINK'S bandwidth supports wireless data transmissions of up to 100 kilobits per second and a 6 kilohertz bandwidth analog transmission at distances of up to 10 meters. REMOTELINK technology can simultaneously transmit data, voice and legacy IR codes. REMOTELINK technology's ability to transmit legacy IR codes makes it compatible with existing remote controls.

    APPLICATIONS. We have created a number of applications that allow our hardware technologies to support specific functions. These applications, for example, enable our FSR-based touchpads to support PTS mapping and gesture control. We expect to develop, or work with others to develop, new applications that will allow our intuitive interface devices to control an ever increasing number of interactive functions.

SALES AND MARKETING

    We employ a direct sales team of eight people in the U.S. and five in Japan. Each sales team is supported by inside sales personnel, product managers and application engineers. For our branded products, we also use value-added resellers, system integrators and distributors throughout the U.S. and Europe.

    For OEM sales, we use public relations activity, direct advertising and tradeshow participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. Depending on forecast volume and required lead times, we may sell component solutions, ready-to-integrate modules, complete solutions or totally custom products. As necessary, application engineers support and visit customers to promote ease of integration. A successful OEM sale will generally take from 6 to 18 months from the initial visit to the first shipment. However, once obtained, an OEM customer usually offers us a more predictable revenue stream.

    For branded products, we use public relations, third-party product reviews, trade shows and limited direct advertising to generate customer awareness. Direct sales calls are made to potential distributors and specialty resellers. Once a customer relationship is established, we support these customers with co-op advertising, sales "spiffs," end-user rebates and other promotions.

    Current distribution channels for our branded products consist of mass merchandiser outlets, such as Fry's Corporation, and distributors such as Ingram Micro, catalogs and specialty resellers targeting corporate accounts. We market to these channels with direct sales through our employees. In Europe we use distributors and specialty resellers. We use these distribution channels not only to increase branded product sales but also to establish customer demand for new products that generate OEM sales.

    We are using our relationships with our OEM customers to facilitate the introduction of our products in the home entertainment market. We also are forming relationships with software developers, digital set-top box manufacturers and cable and satellite television providers to enhance that market's acceptance of our products and technologies. We anticipate using similar sales and marketing techniques as those described above once we become established in this market.

    We are conducting a variety of pilot projects with several potential corporate purchasers of our EPAD product. Because we expect that the EPAD sales channels will be different from those for our other principal products, we are evaluating various sales and marketing options, including partnership or licensing arrangements with third parties.

CUSTOMERS

    Our ten largest customers by revenue in 1999 were:

NEC Corporation                        Hitachi, Ltd.
inFocus, Inc.                          Mitsubishi Electronics America, Inc.
Sony Corporation                       Toshiba Corporation
Sharp Corporation                      Varian, Inc.
Logitech International, S.A.           Microsoft Corporation

    In 1999, we derived approximately $3.9 million, or 14.0%, of our revenue from NEC, $3.5 million, or 12.4%, of our revenue from inFocus, and $3.0 million, or 10.8%, of our revenue from Sony.

MANUFACTURING

    We manufacture FSR sensors in our facility in Camarillo, California. This facility is capable of operating on a single, double, or triple shift basis, as volume dictates. We acquire raw materials and components from a number of sources, mostly within the United States. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of these materials are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods. We contract with two manufacturers in China to conduct most of our high volume, non-FSR manufacturing operations.

COMPETITION

    We face competition from larger, more established companies that can produce lower cost products using more mature technologies. Many of these companies have greater financial, engineering and manufacturing resources than we do and have long-standing customer relationships with key potential customers. While we believe our technologies are superior, these competitors may develop or acquire enhanced technologies sufficient to maintain or improve their market share. Moreover, competitive pricing pressures on our OEM customers' products may force them to choose lower cost, less sophisticated solutions from our competitors.

    In the business communications market, our competitors include Hoshiden and SMK Corporation. In the home entertainment and e-transactions markets, we will face competition from Koninklijke Philips Electronics N.V., Universal Electronics Inc., Wacom Technology Co. and other smaller companies.

    We believe we can continue to compete effectively by continuing to develop patented technologies that increase the functionality of the products of our OEM customers. To maintain our patented technology advantage, we will continue to invest heavily in product and advanced technology development. By manufacturing most of our non-FSR components in countries with lower labor costs, we can continue to offer high volume, low cost solutions.

RESEARCH AND DEVELOPMENT

    The business communications, home entertainment and e-transactions markets are characterized by rapid and continuous technological development of the appliances with which our products interface. For example, in the business communications market, the computerized projector has rapidly become a powerful, lightweight machine that is easily portable by its user. To maintain our competitive position, we believe we must develop, in a timely manner, new interface technologies and products and enhance our existing technologies and products. Accordingly, we allocate a significant amount of our financial resources to engineering, product and advanced technology development. We also maintain close relationships with our customers, which helps us anticipate their product needs.

    We employ 26 people in our product design, engineering support and advanced technology departments in the US and in Japan. As appropriate, we engage outside software development firms to facilitate the integration of our products into our customers' appliances.

    Most of our current research and development efforts are focused on further development of our intellectual property surrounding PTS mapping, gesture control and the REMOTELINK communication protocol. Ongoing efforts are directed at enhancing the ergonomics of our interface designs, such as touchpad input and our CLICKTRIGGER control. Future efforts will be directed toward providing a single chip solution for the REMOTELINK technology and software integration of our home entertainment solution to next-generation digital set-top boxes. We do not anticipate the development of technology unrelated to our customers' evolving needs.

PATENTS AND INTELLECTUAL PROPERTY

    We regularly file patent applications and continuations to cover both new and improved methods of manufacturing FSR sensors and non-FSR based technologies.

    Aspects of our technology are protected by more than 65 patents issued or pending in the United States and abroad, as well as by trade secrets and proprietary knowledge. Products incorporating our force sensing technologies are sold under trademarks issued or pending in the United States and various other countries. Of the initial FSR patents granted, those which cover certain aspects of the use of an uneven surface to produce variable resistance, the first of these patents expired on September 24, 1999. We have continued our efforts to improve the design, formulation, and manufacture of our sensors; some of these improvements are maintained as trade secrets, while U.S. and foreign patents have been applied for with respect to others. Other patents, covering various apparatus, processes and methods related to the force sensing technology will expire between 2000 and 2015. Various corresponding foreign patents will expire between 2000 and 2015. U.S. patents covering various materials and processes used in our current generation of products, as well as new devices for angle and displacement sensing, were granted during 1995 and our CLICKTRIGGER design was afforded patent protection in 1997. We have also filed U.S. and foreign patent applications regarding the design, and several key operating features, of our REMOTELINK technology.

    We have also developed certain manufacturing processes and other methods of applying our patented technology that we protect as trade secrets. We believe these trade secrets are important for the effective and efficient use of the patented technology and that a competitor with a right to use the patented technology would be required to develop comparable manufacturing and other processes to compete effectively. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

    We actively enforce our patents. When a potential infringing company is identified, we first seek to notify the company of our patent rights. Historically, we have been successful in negotiating license arrangements. If an agreement cannot be reached, we will pursue legal remedies.

    While we believe our patents afford some competitive advantage, such protection is limited by the resources available to us to identify potential infringements and to defend our rights against infringement. The extent of the protection offered by any patent is subject to determinations as to its scope and validity that would be made only in litigation. We cannot be sure that our patents will afford meaningful protection from competition.

EMPLOYEES

    We had 130 full-time employees in the United States as of February 29, 2000; 101 at our corporate offices and manufacturing facilities, and two at our two regional sales offices. Our Japanese subsidiary had 27 employees on that date.

ITEM 2. PROPERTIES

    Our corporate offices and principal manufacturing facilities are located in a 35,333 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until August 2003 and provides for an average monthly rent payment of $20,681. We believe that this facility will be adequate to meet its requirements for at least the next 12 months. Our two regional sales offices operate out of leased facilities. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo.

ITEM 3. LEGAL PROCEEDINGS

    We are not engaged in any litigation that we expect will have a material adverse effect on our business, financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 4(A) EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table contains information as of March 24, 2000 with respect to each person who is an executive officer of Interlink:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
E Michael Thoben, III.....................     46      President, Chief Executive Officer and
                                                       Chairman of the Board
William A. Yates..........................     48      Senior Vice President--Sales and Marketing
David J. Arthur...........................     51      Senior Vice President--Operations
Paul D. Meyer.............................     40      Chief Financial Officer and Secretary
Tamio Mori................................     53      President and General Manager, Interlink
                                                       Electronics K.K.
Michael W. Ambrose........................     40      Vice President--Engineering

    E. MICHAEL THOBEN, III has served as Interlink's president, chief executive officer and chairman of the board of directors since 1994. From 1990 to 1994, he served as Interlink's president and a director. Prior to joining Interlink in 1990, Mr. Thoben was employed by Polaroid Corporation for 11 years, most recently as the manager of one of Polaroid's seven strategic business units on a worldwide basis. Mr. Thoben is currently a director of GordenLabs and the American Electronics Association. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and The Wharton School of Business.

    WILLIAM A. YATES has served as Interlink's senior vice president--sales and marketing since May 1995. From 1990 to 1995, Mr. Yates served as Interlink's vice president--sales and marketing. Prior to joining Interlink in 1990, Mr. Yates served for nine years in increasingly senior sales positions with Polaroid Corporation's Industrial Products Division. Mr. Yates has over
23 years of sales and marketing experience with companies such as Polaroid, Carnation Company and Ortho Pharmaceutical Corporation. Mr. Yates holds a B.S. degree in marketing from the University of California at Berkeley and has taken graduate courses in business at San Diego State University.

    DAVID J. ARTHUR has served as Interlink's senior vice president--operations since May 1995. From 1990 to 1995, he served as Interlink's vice president-manufacturing and operations. Prior to joining Interlink in 1990, Mr. Arthur held senior positions in materials, purchasing and manufacturing management with Harman Electronics, Inc., TRW Inc., North American Philips Corporation, and Amdahl Corporation.

    PAUL D. MEYER has served as Interlink's chief financial officer since December 1996. From 1994 to 1996, he served as vice president--finance, and from 1989 to 1994 he served as controller. From May 1988 to

December 1989, Mr. Meyer served as controller for Dix-See Sales Company. From September 1985 to May 1988, he served as corporate accounting manager for Bell Industries. Mr. Meyer was employed at Price Waterhouse from 1983 to 1985.
Mr. Meyer is a Certified Public Accountant and holds a B.A. degree in economics from the University of California, Los Angeles.

    TAMIO MORI has served as the president and general manager of Interlink Electronics K.K., Interlink's 80% owned Japanese subsidiary, since 1993 when it was funded.

    MICHAEL W. AMBROSE has served as Interlink's vice president--engineering since June 1999. Between March 1998 and June 1999, he was director of engineering. From August 1995 to February 1998, he served as the director of marketing of Communication Intelligence Corp., a computer software company specializing in software for mobile computing, e-signatures and computer security. Prior to August 1995, he was employed by Logitech Inc., a computer peripherals company, as the general manager of its Gazelle Business Unit and as vice president of product marketing for Gazelle Graphic Systems. Mr. Ambrose holds a B.S. degree in electrical engineering from Washington State University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been traded on the Nasdaq National Market System since September 15, 1995 under the symbol "LINK." The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the quarters indicated. These prices do not include retail markups, markdowns or commissions. The number of shares and the prices reflect a three-for-two stock split effected as a stock dividend on shares of our common stock outstanding on March 20, 2000.

                                                                LOW        HIGH
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................   $ 2.96     $ 4.25
  Second Quarter............................................     2.67       4.25
  Third Quarter.............................................     1.50       3.42
  Fourth Quarter............................................     1.09       3.17

YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................   $ 2.67     $ 4.17
  Second Quarter............................................     3.13       7.09
  Third Quarter.............................................     4.52       9.50
  Fourth Quarter............................................     5.25      41.34

YEAR ENDING DECEMBER 31, 2000
  First Quarter (through March 23, 2000)....................   $27.33     $64.84

    On March 23, 2000, the closing price of the common stock on the Nasdaq National Market was $59.71 on a split-adjusted basis ($89.56 actual). As of March 20, 2000 there were approximately 55 shareholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink's outstanding common stock is held of record in broker "street names" for the benefit of individual investors. As of March 20, 2000 there were 8,673,866 shares were outstanding.

    We have never declared or paid cash dividends on our common stock. Payment of any cash dividends will depend on the results of our operations, our financial condition and our capital expenditure plans, as well as other factors our board of directors may consider relevant. We presently intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

    The following selected financial data should be read with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this prospectus. The statement of operations data for the years ended
December 31, 1997, 1998 and 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from our financial statements which have been audited by Arthur Andersen LLP, our independent public accountants, and are included elsewhere in this prospectus. The statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet dated as of December 31, 1995, 1996 and 1997 are derived from our financial statements which have been audited by Arthur Andersen LLP and are not included in this prospectus.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER-SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $10,741    $13,485    $19,153    $22,095    $28,106
Cost of revenues...............................    5,252      7,028     11,829     13,954     17,640
                                                 -------    -------    -------    -------    -------
  Gross profit.................................    5,489      6,457      7,324      8,141     10,466
                                                 -------    -------    -------    -------    -------

Operating expenses:
  Product development and research.............      897      1,234      1,600      1,416      2,225
  Selling, general and administrative..........    4,524      4,617      5,555      5,837      5,799
                                                 -------    -------    -------    -------    -------
    Operating expenses.........................    5,421      5,851      7,155      7,253      8,024
                                                 -------    -------    -------    -------    -------
Operating income...............................       68        606        169        888      2,442
                                                 -------    -------    -------    -------    -------

Other income (expense):
  Minority interest............................       41         --         --         --        (31)
  Interest income (expense)....................      (60)      (118)      (152)      (127)        35
  Other........................................      101         27         13       (359)       (86)
                                                 -------    -------    -------    -------    -------
    Total other income (expense)...............       82        (91)      (139)      (486)       (82)
                                                 -------    -------    -------    -------    -------
Income before provision for income taxes.......      150        515         30        402      2,360
Income taxes...................................       --         --         --         --        252
                                                 -------    -------    -------    -------    -------
Net income.....................................  $   150    $   515    $    30    $   402    $ 2,108
                                                 =======    =======    =======    =======    =======
Earnings per share--basic(1)...................  $   .03    $   .08    $   .00    $   .05    $   .26
Earnings per share--diluted(1).................  $   .02    $   .07    $   .00    $   .05    $   .21

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital................................  $ 6,353    $ 8,969    $12,461    $14,139    $17,644
Total assets...................................   10,187     13,185     17,555     19,577     24,707
Short term debt................................      255        403      1,090        630        518
Long term debt and capital lease obligations...      672        850        724      1,423      1,424
Stockholders' equity...........................    7,589      9,969     13,453     14,665     18,247

------------------------

(1) As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leader in the development of intuitive interface devices for a variety of home and business applications. We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1993, we developed and refined our FORCE SENSING RESISTOR, or FSR, technology and sold it to customers for electronic, musical, medical and other applications, which we now refer to as the specialty components market. In 1992, we introduced our first branded computer pointing device, PORTAPOINT, and in 1994, we introduced our first wireless pointing device, REMOTEPOINT. With the advent of this latter device, we established ourselves as a leading supplier to OEMs in the computerized presentation system market, which we now call the business communication market. In 1999, we introduced products for e-transactions applications and began developing products for the home entertainment market.

    Revenue, net of allowances for returns and warranty, is recognized upon shipment of product. Royalty revenue is recorded when earned. Revenues have increased steadily during the last five years as we have established ourselves in new markets and built a base of OEM customers in the computer and computer peripheral industry. Gross profit as a percentage of revenues declined between 1995 and 1997 as a result of the increasing percentage of our business that involved sales of computer products to OEMs but has remained relatively steady over the last three years. Product development and research expenditures, which includes engineering, contract engineering and development and material costs of development, have generally increased as revenue has increased but has remained relatively consistent as a percentage of revenues, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in existing markets and to develop new ones. Selling, general and administrative expense, which includes sales, marketing and administrative personnel, advertising, sales commissions, reseller incentives, tradeshow costs and other sales expenses, has declined each year as a percentage of sales, reflecting the amortization of a relatively fixed expense requirement over a larger revenue base. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we historically have not paid income tax. Beginning in 1999, some of these loss carryforwards began to expire or become fully utilized; therefore income taxes are expected to increase on both a percentage and absolute dollar basis. Other income (expense) was significant in 1998 as the result of a non-recurring legal settlement expense.

    Prior to 1999, operations was a net user of cash and we funded this through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million.

    Sales of business communication intuitive interface devices accounted for 63% of our total sales in 1999 and 60% of our total sales in the three years ended December 31, 1999. Our business communication sales in dollars grew at an average annualized rate of 31% in 1999. Because our market share for business communication interface devices is approximately 80%, we expect that our ability to achieve further revenue growth in this market will largely depend on growth in the market itself.

    We have established relationships with most of the major OEMs in the business communication market. Many of these OEMs are based in Japan and approximately 50% of our 1999 revenues came from Japanese customers. As a result we are subject to foreign currency exchange rate fluctuations, primarily in the yen/dollar exchange rate.

    We have licensed certain technology related to the production of FSR sensors to International Electronics and Engineering, a former affiliate based in Luxembourg, for use in connection with sales of sensors to the automotive industry. We are entitled to royalties in connection with sales of automotive sensors outside Europe. Royalties earned in 1999 approximated $580,000. We have occasionally licensed other aspects of our technology in connection with the settlement of intellectual property disputes and expect to continue to do so in the future.

    Beginning in the second quarter of this year, we plan to spend between $10 and $15 million to

    - market our technology to digital set-top box manufacturers, cable and other service providers and others in the home entertainment market and

    - increase customer awareness and product development efforts in the e-transactions market.

    As a result, we expect product development expense to increase more quickly than revenue. We also expect marketing and sales expense to increase at a rate that exceeds its historical rate of increase as a result of these expenditures.

    In June 1998 and June 1999, the AICPA issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. The Company will adopt this standard in January 2001 and is currently analyzing the statement to determine the impact, if any, on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

    The following table presents our historical operating results for the periods indicated as a percentage of revenues:

                                                                          YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1997           1998           1999
                                                                   --------       --------       --------
Revenues....................................................         100%           100%           100%
                                                                     ---            ---            ---
Gross profit................................................          38             37             37
Operating expenses:
  Product development and research..........................           8              7              8
  Selling, general and administrative.......................          29             26             20
                                                                     ---            ---            ---
    Total operating expenses................................          37             33             28
                                                                     ---            ---            ---
Operating income............................................           1              4              9
Other income (expense)......................................          (1)            (2)            --
Income tax..................................................          --             --              1
                                                                     ---            ---            ---
Net income..................................................          --%             2%             8%
                                                                     ===            ===            ===

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 31, 1998

    Revenues increased 27% from $22.1 million in 1998 to $28.1 million in 1999. This revenue growth is a result primarily of growth in sales to the business communication market and, to a lesser extent, from a threefold increase in home entertainment sales to $1.5 million reflecting our initial penetration of that market.

    Gross profit as a percent of sales did not change appreciably.

    Product development and research expense increased from $1.4 million in 1998 to $2.2 million in 1999 while increasing marginally as a percentage of sales. The increase reflects our continuing commitment to develop products that will support our leadership position in our existing and targeted markets.

    Selling, general and administrative expense was $5.8 million in 1998 and 1999 but declined as a percentage of sales from 26% in 1998 to 20% in 1999. The percentage decrease represents the amortization of a relatively stable general and administrative burden over increased sales.

    Income taxes were significant for the first time in 1999 at $252,000, as our Japanese subsidiary fully utilized its tax loss carryforwards and began to accrue tax on income. We expect income taxes to increase absolutely and as a percentage of pretax income as the federal and state income tax loss carryforwards become fully utilized or expire as well. Other expense was insignificant in 1999 and declined from 1998 as a result of a one-time charge related to a legal settlement expense of $355,000 in 1998.

    Operating income was $2.4 million and net income was $2.1 million in 1999, the increases over 1998 were primarily attributable to increased sales.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 31, 1997

    Revenues increased 15% from $19.2 million in 1997 to $22.1 million in 1998. This revenue growth resulted from our focus on developing and marketing our computer pointing device product line primarily in the business communication market.

    Gross profit as a percent of sales decreased from 38% in 1997 to 37% in 1998. This decline was a result of the growth of our sales to OEM customers, which typically carry a lower gross profit percentage as compared to non-OEM sales. Additionally, in 1998, the business communication industry experienced the rapid product development and price competition typically experienced in the computer hardware industry.

    Product development and research expense decreased from $1.6 million in 1997 to $1.4 million in 1998. During 1997, development costs were materially affected by the development costs, both internal and external, relating to the introduction of our VERSAPAD-REGISTERED TRADEMARK- technology and the development of REMOTELINK technology. In 1998 resources were added to support the increased OEM business both in the U.S. and Japan and to develop the new product FREEDOMWRITER (first shipped in December 1998) and a new touchpad peripheral introduced in July 1999.

    Selling, general and administrative expense as a percent of sales decreased from 29% in 1997 to 26% in 1998. This decline resulted from the amortization of relatively fixed costs over a greater base of sales and the shift in product mix towards OEM sales.

    We recorded a profit from operations of $169,000 in 1997 and $888,000 in 1998. 1997 results were affected by a one-time write-off due to yield problems related to the new VERSAPAD technology that more than offset continued strong revenue growth and cost containment efforts. The improvement in 1998 was a result of continued growth from the OEM business which allowed for strong cost containment that offset the lower gross profit percentage.

    Other expense, relatively minor in prior years, reached $486,000 in 1998 due to a one-time legal settlement expense of $355,000.

    The revenue growth in our computer pointing device product line, and operating cost control contributed to achieve net income of $30,000 in 1997 and $402,000 in 1998. The results in 1997 were affected by a one-time write-off due to yield problems related to the new VERSAPAD technology that more than offset continued strong revenue growth and cost containment efforts. The results in 1998 were negatively impacted by a one-time charge related to a legal settlement of $355,000.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 1999, as well as such data expressed as a percentage of revenue. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                    QUARTER ENDED (UNAUDITED)
                                  ---------------------------------------------------------------------------------------------
                                    MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,      MARCH 31,       JUNE 30,
                                      1998            1998            1998            1998            1999            1999
                                  -------------   -------------   -------------   -------------   -------------   -------------
                                                                         (IN THOUSANDS)
Revenue.........................     $5,157          $5,351          $5,231          $6,356          $6,503          $6,958
Cost of revenues................      3,248           3,296           3,307           4,103           4,107           4,287
                                     ------          ------          ------          ------          ------          ------
Gross profit....................      1,909           2,055           1,924           2,253           2,396           2,671
Operating expenses:
  Product development and
    research....................        356             448             403             209             483             565
  Selling, general and
    administrative..............      1,488           1,441           1,264           1,644           1,448           1,532
                                     ------          ------          ------          ------          ------          ------
Total operating expenses........      1,844           1,889           1,667           1,853           1,931           2,097

Operating income................         65             166             257             400             465             574
Other income (expense)..........        (15)            (31)           (393)            (47)             15               9
                                     ------          ------          ------          ------          ------          ------
Income (loss) before income
  taxes.........................         50             135            (136)            353             480             583
Income taxes....................          0               0               0               0             (72)            (75)
                                     ------          ------          ------          ------          ------          ------
Net income (loss)...............     $   50          $  135          $ (136)         $  353          $  408          $  508
                                     ======          ======          ======          ======          ======          ======

                                    QUARTER ENDED (UNAUDITED)
                                  -----------------------------
                                  SEPTEMBER 30,   DECEMBER 31,
                                      1999            1999
                                  -------------   -------------
                                         (IN THOUSANDS)
Revenue.........................     $7,207          $7,438
Cost of revenues................      4,573           4,673
                                     ------          ------
Gross profit....................      2,634           2,765
Operating expenses:
  Product development and
    research....................        543             634
  Selling, general and
    administrative..............      1,431           1,388
                                     ------          ------
Total operating expenses........      1,974           2,022
Operating income................        660             743
Other income (expense)..........         (9)            (97)
                                     ------          ------
Income (loss) before income
  taxes.........................        651             646
Income taxes....................       (105)             --
                                     ------          ------
Net income (loss)...............     $  546          $  646
                                     ======          ======

                                    MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,      MARCH 31,       JUNE 30,
                                      1998            1998            1998            1998            1999            1999
                                  -------------   -------------   -------------   -------------   -------------   -------------
Revenue.........................      100.0%          100.0%          100.0%          100.0%          100.0%          100.0%
Cost of revenues................       63.0            61.6            63.2            64.6            63.2            61.6
                                      -----           -----           -----           -----           -----           -----

Gross profit....................       37.0            38.4            36.8            35.4            36.8            38.4
Operating expenses:
  Product development and
    research....................        6.9             8.4             7.7             3.3             7.3             8.1
  Selling, general and
    administrative..............       28.8            26.9            24.2            25.8            22.3            22.0
                                      -----           -----           -----           -----           -----           -----

Total operating expenses........       35.7            35.3            31.9            29.1            29.6            30.1
                                      -----           -----           -----           -----           -----           -----

Operating income................        1.3             3.1             4.9             6.3             7.2             8.3
Other income (expense)..........       (0.3)           (0.6)           (7.5)           (0.7)            0.2             0.1
                                      -----           -----           -----           -----           -----           -----

Income (loss) before income
  taxes.........................        1.0             2.5            (2.6)            5.6             7.4             8.4
Income taxes....................        0.0             0.0             0.0             0.0            (1.1)           (1.1)
                                      -----           -----           -----           -----           -----           -----

Net income (loss)...............        1.0%            2.5%           (2.6)%           5.6%            6.3%            7.3%
                                      =====           =====           =====           =====           =====           =====

                                  SEPTEMBER 30,   DECEMBER 31,
                                      1999            1999
                                  -------------   -------------
Revenue.........................      100.0%          100.0%
Cost of revenues................       63.5            62.8
                                      -----           -----
Gross profit....................       36.5            37.2
Operating expenses:
  Product development and
    research....................        7.5             8.5
  Selling, general and
    administrative..............       19.9            18.7
                                      -----           -----
Total operating expenses........       27.4            27.2
                                      -----           -----
Operating income................        9.1            10.0
Other income (expense)..........        0.0            (1.3)
                                      -----           -----
Income (loss) before income
  taxes.........................        9.1             8.7
Income taxes....................       (1.5)            0.0
                                      -----           -----
Net income (loss)...............        7.6%            8.7%
                                      =====           =====

    Revenues declined slightly in the third quarter of 1998 when one of our key OEM customers rescheduled certain orders from the third to the fourth quarters of that year.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at December 31, 1999 was $17.6 million versus $14.1 million at the end of 1998. This increase resulted from positive results from operations, from the proceeds from debt agreements obtained through Japanese banks and equity issuances related to employee stock options.

    Operations changed from a net user of cash of $479,000 in 1998 to a net provider of cash of $2.9 million in 1999. This improvement resulted from the positive results from operations coupled with improved accounts receivable and inventory management and increases in accounts payable and accrued expenses.

    We spent $846,000 in 1998 and $529,000 in 1999 to purchase additional manufacturing equipment and computer equipment related to our internal computer network. In 1999, we invested $104,000 in new patents.

    In 1998, we negotiated an increase in the maximum available under our Japanese bank line of credit to $1.1 million, none of which was used as of December 31, 1999. Our U.S. line of credit was unused at December 31, 1999 and had $3 million of availability as of that date. We also believe there are a number of sources available for the leasing of equipment. The exercise of outstanding stock options is a potential source of equity capital that may be available to us. We believe that our current cash balances, lines of credit and net proceeds from this offering will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn of results in sufficient magnitude could effect our ability to meet that forecast.

FOREIGN CURRENCY EXCHANGE RISK

    The Japanese subsidiary generally makes its sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we will from time to time purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. During 1999, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principle objective of such contracts was to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. There were no off balance sheet derivatives during 1997 or 1998. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from brokers. At December 31, 1999, the Company had foreign currency exchange contracts outstanding with a notional value of $5.4 million. During fiscal 1999, the Company recognized $440,000 of losses on foreign currency exchange contracts which is reflected in revenues in the accompanying consolidated statements of operations.

YEAR 2000 COMPLIANCE

    We have assessed the Year 2000 compliance of each of the products we manufacture and sell. We believe each of those products and their component parts is Year 2000 compliant. We have assessed the sensitivity of our internal manufacturing control, accounting and information management systems and determined that a majority of our systems have no material Year 2000 deficiencies.

    As of March 13, 2000, we have not experienced any problem indicating that our information technology systems are not Year 2000 compliant. We cannot assure you that we have successfully identified all of our internal Year 2000 issues. The failure to identify and address internal Year 2000 issues in a timely fashion could have a material adverse effect on our business and results of operations.

    In the fourth quarter of 1998, we requested each of our suppliers of critical parts and services to provide information to us about the entity's anticipated Year 2000 compliance. To date, we have not received notice of or become aware of any material Year 2000 deficiency by a significant vendor, financial institution or customer. As of March 13, 2000, we have not experienced any problems or received any notification that any major supplier, subcontractor or customer is not Year 2000 compliant.

    We have not incurred significant expenditures for software, hardware, and system related costs in connection with remediation of Year 2000 issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The information required by this item is included at pages F-1 to F-15 and as listed in Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to our directors will be included under "Election of Directors" in our definitive proxy statement for our 2000 annual meeting of stockholders (the "2000 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to our executive officers is included under Item 4(A) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation will be included under "Executive Compensation" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1. FINANCIAL STATEMENTS

                                                              PAGE IN THIS
                                                                REPORT.
                                                              ------------
Interlink Electronics, Inc.--Consolidated Financial
  Statements................................................       F-1
Report of Independent Public Auditors.......................       F-2
Consolidated Balance Sheets as of December 31, 1998 and
  December 31, 1999.........................................       F-3
Consolidated Statements of Operations for years ended
  December 31, 1997, December 31, 1998 and December 31,
  1999......................................................       F-4
Consolidated Statements of Stockholders' Equity for years
  ended December 31, 1997, December 31, 1998, and
  December 31, 1999.........................................       F-5
Consolidated Statements of Cash Flows for years ended
  December 31, 1997, December 31, 1998 and December 31,
  1999......................................................       F-6
Notes to Consolidated Financial Statements..................       F-7

       2.  EXHIBITS

    The exhibits listed below are filed as part of this report.

       EXHIBIT
       NUMBER
---------------------
         3.1            Certificate of Incorporation (incorporated by reference to
                          Exhibit 3.1b of Post-Effective Amendment No. 8 to
                          Registrant's Registration Statement on Form S-1
                          (Registration No. 333-60380) (the "Form S-1 Registration
                          Statement")).
         3.2            Bylaws (incorporated by reference to Exhibit 3.2a of
                          Post-Effective Amendment No. 8 to the Form S-1
                          Registration Statement).
        10.1            1993 Stock Incentive Plan (incorporated by reference to
                          Exhibit 10.1a of the Form S-1 Registration Statement).*
        10.2            1996 Stock Incentive Plan (incorporated by reference to
                          Exhibit 10.3 of the Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1996 (the "1996 Form
                          10-K")).*
        10.3            Description of Registrant's Management Compensation Program
                          (incorporated by reference to Exhibit 10.4 to the 1996
                          Form 10-K)
        10.4            Lease Agreement dated August 15, 1998 (incorporated by
                          reference to the Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1998).
        10.5            License Agreement between the Registrant and Toshiba
                          Silicone Co., Ltd. dated March 10, 1989 (incorporated by
                          reference to Exhibit 10.14 of the Form S-1 Registration
                          Statement).
        10.6            Restructuring Agreement, entered into and effective as of
                          September 7, 1994, by and between InvestAR S.a. r.l.,
                          Interlink Electronics Europe, S.a. r.l., and IEE Finance,
                          S.a. r.l.
        10.7            Exclusive License and Distributor Agreement between the
                          Registrant and Interlink Electronics Europe S.a. r.l.,
                          Amended and Restated as of September 7, 1994.
        10.8            Agreement between the Government of Luxembourg, Interlink
                          Electronics Europe S.a. r.l., IEE Finance S.a. r.l., the
                          Registrant and InvestAR S.a. r.l. dated December 18, 1989.
                          Incorporated by reference to Exhibit 10.19 of the Form S-1
                          Registration Statement.
        10.9            Agreement with InvestAR S.a. r.l. and ARBED S.A. (undated)
                          (incorporated by reference to Exhibit 10.20 of the Form
                          S-1 Registration Statement).
        10.10           Ink Technology Transfer Agreement between the Registrant and
                          InvestAR S.a. r.l. dated December 11, 1992 (incorporated
                          by reference to Exhibit 10.23 of the Form S-1 Registration
                          Statement).
        10.11           Financing Agreement between the Registrant and InvestAR S.a.
                          r.l. in relation with the Ink Technology Transfer
                          Agreement dated December 11, 1992 (incorporated by
                          reference to Exhibit 10.24 of the Form S-1 Registration
                          Statement).
        10.12           Form of Confidentiality and Nondisclosure Agreement in
                          relation with the Ink Technology Transfer Agreement
                          (undated) (incorporated by reference to Exhibit 10.25 of
                          the Form S-1 Registration Statement).
        10.13           Form of Escrow Agreement for Technology in relation with the
                          Ink Technology Transfer Agreement dated December 11, 1992
                          (incorporated by reference to Exhibit 10.26 of the Form
                          S-1 Registration Statement).
        21.1            Subsidiaries of the Registrant.
        23.1            Consent of Arthur Andersen LLP.
        24.1            Power of Attorney (see signature page).
        27.1            Financial Data Schedule.

------------------------

* This exhibit constitutes a management contract or compensatory plan or arrangement.

    (B)  REPORTS ON FORM 8-K

       Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 24, 2000.

                                                       INTERLINK ELECTRONICS, INC.

                                                       By:  /s/ E. MICHAEL THOBEN, III
                                                            -----------------------------------------
                                                            E. MICHAEL THOBEN, III
                                                            CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                                            PRESIDENT

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Michael Thoben, III and Paul D. Meyer, and each of them, his or her attorneys-in-fact and agents, each with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection with this Report, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 24, 2000 on behalf of the Registrant and in the capacities indicated:

                   SIGNATURE                      TITLE
                   ---------                      -----
/s/ E. MICHAEL THOBEN, III                        President, Chief Executive Officer
--------------------------------------            and
E. Michael Thoben, III                            Chairman of the Board of Directors
                                                  (Principal Executive Officer)

/s/ PAUL D. MEYER                                 Chief Financial Officer and
--------------------------------------            Secretary
Paul D. Meyer                                     (Principal Financial Officer and
                                                  Principal Accounting Officer)

/s/ GEORGE GU                                     Director
--------------------------------------
George Gu

/s/ EUGENE F. HOVANEC                             Director
--------------------------------------
Eugene F. Hovanec

/s/ MERRITT M. LUTZ                               Director
--------------------------------------
Merritt M. Lutz

/s/ CAROLYN F. MACDOUGALL                         Director
--------------------------------------
Carolyn F. MacDougall

                          INTERLINK ELECTRONICS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Interlink Electronics, Inc.--Consolidated Financial
  Statements................................................    F-1
    Report of Independent Public Accountants................    F-2
    Consolidated Balance Sheets.............................    F-3
    Consolidated Statements of Operations...................    F-4
    Consolidated Statements of Stockholders' Equity.........    F-5
    Consolidated Statements of Cash Flows...................    F-6
    Notes to Consolidated Financial Statements..............    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interlink Electronics, Inc.:

    We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and its subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
February 14, 2000

                           INTERLINK ELECTRONIC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                           ASSETS
                                                                   DECEMBER 31,
                                                              ----------------------
Current assets:                                                 1998          1999
                                                              --------      --------
  Cash and cash equivalents.................................  $  3,900      $  7,492
  Accounts receivable, less allowance for doubtful accounts
    of $462 and $620 in 1998 and 1999, respectively.........     6,758         7,056
  Inventories...............................................     6,796         7,928
  Prepaid expenses and other current assets.................       174           173
                                                              --------      --------
Total current assets........................................    17,628        22,649
                                                              --------      --------
Property and equipment, net.................................     1,561         1,559
Patents and trademarks, less accumulated amortization of
  $640 and $739 in 1998 and 1999, respectively..............       277           282
Other assets................................................       111           217
                                                              --------      --------
                                                              $ 19,577      $ 24,707
                                                              ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Lines of credit...........................................  $    132      $     --
  Current maturities of long-term debt and capital lease
    obligations.............................................       498           518
  Accounts payable..........................................     2,220         3,041
  Accrued payroll and related expenses......................       503           957
  Other accrued expenses....................................       136           489
                                                              --------      --------
Total current liabilities...................................     3,489         5,005
                                                              --------      --------
Minority interest...........................................        --            31
Long-term debt, net of current portion......................     1,074         1,261
Capital lease obligations, net of current portion...........       349           163
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $5.00 par value (100 shares authorized,
    none issued and outstanding)............................        --            --
  Common stock $0.00001 par value (15,000 shares authorized,
    7,824 and 8,553 issued and outstanding at December 31,
    1998 and 1999, respectively)............................    24,694        26,197
  Accumulated other comprehensive income....................       216           187
  Accumulated deficit.......................................   (10,245)       (8,137)
                                                              --------      --------
Total stockholders' equity..................................    14,665        18,247
                                                              --------      --------
                                                              $ 19,577      $ 24,707
                                                              ========      ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                          INTERLINK ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $19,153    $22,095    $28,106
Cost of revenues............................................   11,829     13,954     17,640
                                                              -------    -------    -------
Gross profit................................................    7,324      8,141     10,466

Operating expenses:
  Product development and research..........................    1,600      1,416      2,225
  Selling, general and administrative.......................    5,555      5,837      5,799
                                                              -------    -------    -------
    Total operating expenses................................    7,155      7,253      8,024
                                                              -------    -------    -------
Operating income............................................      169        888      2,442
                                                              -------    -------    -------

Other income (expense):
  Minority interest.........................................       --         --        (31)
  Interest income (expense).................................     (152)      (127)        35
  Other income (expense)....................................       13       (359)       (86)
                                                              -------    -------    -------
    Total other income (expense)............................     (139)      (486)       (82)
                                                              -------    -------    -------
Income before provision for income taxes....................       30        402      2,360
Income taxes................................................       --         --        252
                                                              -------    -------    -------
Net income..................................................  $    30    $   402    $ 2,108
                                                              =======    =======    =======

Earnings per share--basic...................................  $   .00    $   .05    $   .26
Earnings per share--diluted.................................  $   .00    $   .05    $   .21

Weighted average shares--basic..............................    7,146      7,818      8,016
Weighted average shares--diluted............................    7,530      7,818     10,014

  The accompanying notes are an integral part of these consolidated financial statements.

                          INTERLINK ELECTRONICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                   ACCUMULATED
                                               COMMON STOCK           OTHER
                                            -------------------   COMPREHENSIVE   ACCUMULATED
                                             SHARES     AMOUNT    INCOME (LOSS)     DEFICIT      TOTAL
                                            --------   --------   -------------   -----------   --------
Balance, December 31, 1996................   6,772     $20,768        $(122)        $(10,677)   $ 9,969

  Comprehensive income:
    Net income............................      --          --           --               30         30
    Foreign currency translation
      adjustment..........................      --          --         (407)              --       (407)
                                                                                                -------
  Comprehensive loss......................                                                         (377)
  Exercise of options.....................     545       1,711           --               --      1,711
  Private placement, net..................     486       2,150           --               --      2,150
                                             -----     -------        -----         --------    -------
Balance, December 31, 1997................   7,803      24,629         (529)         (10,647)    13,453

  Comprehensive income:
    Net income............................      --          --           --              402        402
    Foreign currency translation
      adjustment..........................      --          --          745               --        745
                                                                                                -------
  Comprehensive income....................                                                        1,147
  Exercise of options.....................      21          65           --               --         65
                                             -----     -------        -----         --------    -------
Balance, December 31, 1998................   7,824      24,694          216          (10,245)    14,665

  Comprehensive income:
    Net income............................      --          --           --            2,108      2,108
    Foreign currency translation
      adjustment..........................      --          --          (29)              --        (29)
                                                                                                -------
  Comprehensive income....................                                                        2,079
  Exercise of options.....................     729       1,503           --               --      1,503
                                             -----     -------        -----         --------    -------
Balance, December 31, 1999................   8,553     $26,197        $ 187         $ (8,137)   $18,247
                                             =====     =======        =====         ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          INTERLINK ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
Cash flows from operating activities:
  Net income................................................  $    30       $   402       $ 2,108
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for bad debts...............................      119           110           183
      Depreciation and amortization.........................      712           533           630
      Minority interest.....................................       --            --            31
      Changes in operating assets and liabilities:
        Accounts receivable.................................   (2,154)       (1,184)         (481)
        Inventories.........................................   (1,827)       (1,335)       (1,132)
        Prepaid expenses and other current assets...........     (233)          344             1
        Other assets........................................        2            80          (106)
        Accounts payable....................................      789           285           821
        Accrued payroll and expenses........................     (464)          286           807
                                                              -------       -------       -------
        Net cash provided by (used in) operating
          activities........................................   (3,026)         (479)        2,862
                                                              -------       -------       -------

Cash flows from investing activities:
  Purchases of property and equipment.......................     (555)         (846)         (529)
  Costs of patents and trademarks...........................      (25)           --          (104)
                                                              -------       -------       -------
        Net cash used in investing activities...............     (580)         (846)         (633)
                                                              -------       -------       -------

Cash flows from financing activities:
  Borrowing on credit line..................................    1,576           548            --
  Payments on credit line...................................   (1,000)         (992)         (132)
  Borrowings on notes payable to bank.......................      237           880           583
  Principal payments on notes payable to bank...............      (79)          (42)         (231)
  Proceeds from sales/leaseback.............................      225           332            --
  Principal payments on capital lease obligations...........     (353)         (487)         (331)
  Proceeds from issuance of common stock, net...............    3,861            65         1,503
  Other.....................................................      (45)           --            --
                                                              -------       -------       -------
        Net cash provided by financing activities...........    4,422           304         1,392
                                                              -------       -------       -------
Effect of exchange rate changes on cash.....................     (407)          745           (29)
                                                              -------       -------       -------

Increase (decrease) in cash and cash equivalents............      409          (276)        3,592
Cash and cash equivalents:
  Beginning of year.........................................    3,767         4,176         3,900
                                                              -------       -------       -------
  End of year...............................................  $ 4,176       $ 3,900       $ 7,492
                                                              =======       =======       =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $   152       $   127       $    93
  Income taxes paid.........................................       33             1             2

  The accompanying notes are an integral part of these consolidated financial statements.

                          INTERLINK ELECTRONICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Interlink Electronics, Inc. (the "Company") is engaged in the development of intuitive interface technologies and solutions for a variety of business and home applications. Products include interactive remote controls, pen input pads, wireless keyboards and integrated mouse pointing devices. Force Sensing Resistors are a key component of the Company's products.

    CONSOLIDATION POLICY--The consolidated financial statements include the accounts of the Company and its 80 percent owned Japanese subsidiary. All material intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION--Revenue, net of allowances for returns and warranty, is recorded upon shipment of the products. Royalty revenue is recorded when earned.

    FOREIGN CURRENCY TRANSLATION/TRANSACTIONS--The accounts of the Company's foreign subsidiary have been translated according to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 52, "Foreign Currency Translation." Management has determined that the functional currency of its foreign subsidiary is the Japanese Yen. Thus all foreign translation gains or losses are reflected as other comprehensive income in the consolidated statement of stockholders' equity. The foreign subsidiary's balance sheets are translated into U.S. dollars using the year-end exchange rate except for stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statement of operations for the period in which they occur.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market. At December 31, 1998 and 1999, the Company had
$3.0 million and $5.8 million, respectively, of cash in excess of federally insured limits.

    FINANCIAL INSTRUMENTS--The carrying amounts of line of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 1999, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principle objective of such contracts was to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. There were no off balance sheet derivatives during 1997 or 1998. The fair value of foreign currency contracts is estimated by obtaining quotes from brokers. At December 31, 1999, the Company had foreign currency contracts outstanding with a notional and fair value of $5.4 million. During fiscal 1999, the Company recognized $440,000 of losses on foreign exchange contracts which is included in revenues in the accompanying consolidated statements of operations.

    INVENTORIES--Inventories are stated at the lower of cost or market and includes material, labor, and factory overhead. Cost is determined using the average cost method.

    PROPERTY AND EQUIPMENT--Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or

                          INTERLINK ELECTRONICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disposition of property, the asset and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to operations.

    PATENTS AND TRADEMARKS--The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended
December 31, 1997, 1998 and 1999 was $90,000, $98,000 and $99,000, respectively.

    INCOME TAXES--The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this statement, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements (see Note 10).

    EARNINGS PER SHARE--Earnings per share-basic is based upon the weighted average number of shares outstanding. Earnings per share-diluted is based on the weighted average shares outstanding including the dilutive effect of common stock equivalents. (See Note 8)

    ACCOUNTS RECEIVABLE--Increases to the allowance for doubtful accounts totaled $42,000, $177,000 and $183,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Write-offs against the allowance for doubtful accounts totaled, $139,000. $67,000 and $25,000 for the years ended
December 31, 1997, 1998 and 1999, respectively.

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    RECENT PRONOUNCEMENTS--In June 1998 and June 1999, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. The Company will adopt this standard in January 2001 and is currently analyzing the statement to determine the impact, if any, on the Company's financial position or results of operations.

    RECLASSIFICATIONS--Certain prior year balances have been reclassified to conform to the current year presentation.

2. INVENTORIES

    Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Raw material................................................   $3,130     $3,705
Work in process.............................................      618        645
Finished goods..............................................    3,048      3,578
                                                               ------     ------
Total inventories...........................................   $6,796     $7,928
                                                               ======     ======

                          INTERLINK ELECTRONICS, INC.

3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Furniture, machinery and equipment........................  $ 3,956    $ 4,450
Leasehold improvements....................................      177        212
                                                            -------    -------
                                                              4,133      4,662
Less accumulated depreciation and amortization............   (2,572)    (3,103)
                                                            -------    -------
Property and equipment, net...............................  $ 1,561    $ 1,559
                                                            =======    =======

    Depreciation and amortization expense charged to operations amounted to $534,000, $436,000 and $531,000 for the years ended 1997, 1998, and 1999, respectively. Included in property and equipment are assets financed under capital leases with a net book value of $656,000 and $412,000 at December 31, 1998 and 1999 respectively.

4. LINES OF CREDIT

    The Company maintains a domestic revolving line of credit with a maximum amount of $3,000,000, none of which had been drawn as of December 31, 1999. The line carries an interest rate of the bank's interest rate (8.5% at December 31, 1999) and matures in May 2000. The line is secured by all of the Company's assets and requires the Company to meet certain financial covenants, all of which were satisfied at December 31, 1999.

    The Company's Japanese subsidiary maintains an unsecured line of credit with a bank with a maximum amount of $1,124,000, of which none was drawn at December 31, 1999. This line carries an interest rate of 1.3%.

    Selected information regarding short-term borrowings is as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Average daily borrowings....................................   $  594      $ 85
Maximum daily borrowings....................................   $1,124      $136
Weighted average interest rate during year..................      1.3%      1.3%

5. LONG-TERM DEBT AND CAPITAL LEASES

    BANK LOANS--The Company's Japanese subsidiary, Interlink Electronics, KK, maintains unsecured loans with four banks. The loans carry a weighted average interest rate of 2.6% and are payable in monthly installments through the year 2005. The combined balance outstanding as of December 31, 1998 and 1999 was $1,244,000 and $1,596,000, respectively.

    CAPITAL LEASE OBLIGATIONS--The Company had an equipment lease financing agreement for the purchase of equipment. Terms include a standard payment schedule of up to 48 months at an effective interest rate of 8.35%.

                          INTERLINK ELECTRONICS, INC.

5. LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)
    At December 31, 1999, scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

                                                                DEBT      LEASES
                                                              --------   --------
2000........................................................   $  366      $203
2001........................................................      402       120
2002........................................................      383        52
2003........................................................      324        --
2004........................................................      155        --
Thereafter..................................................       49        --
                                                               ------      ----
                                                                1,679       375
Less amount representing interest...........................      (83)      (29)
                                                               ------      ----
Present value of minimum payments...........................    1,596       346
Current portion.............................................     (335)     (183)
                                                               ------      ----
Long term portion...........................................   $1,261      $163
                                                               ======      ====

6. CAPITALIZATION

    PREFERRED STOCK--The Company is authorized to issue up to 100,000 shares of Preferred Stock. As of December 31, 1999, none were outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

    COMMON STOCK--The Company is authorized to issue 15,000,000 shares of Common Stock.

    On March 20, 2000, the Company effected a three-for-two stock split by means of a stock dividend to its stockholders. All share information in these financial statements give retroactive effect to the stock split.

7. STOCK OPTIONS

    Under the terms of the Company's Option Plans, officers and key employees may be granted nonqualified or incentive stock options and outside directors and independent contractors of the Company may be granted nonqualified stock options. The aggregate number of shares which may be issued under the plans is 3,184,150.

                          INTERLINK ELECTRONICS, INC.

7. STOCK OPTIONS (CONTINUED)
    Information concerning stock options under the plans is summarized as follows (in thousands, except per share information):

                                                    1997                   1998                   1999
                                            --------------------   --------------------   --------------------
                                                       WTD. AVG.              WTD. AVG.              WTD. AVG.
                                                       EXERCISE               EXERCISE               EXERCISE
                                             SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                            --------   ---------   --------   ---------   --------   ---------
Outstanding beginning of year.............   2,148       $3.50       2,122      $3.75      3,082       $1.83
Granted...................................     651        4.33       3,729       2.14        583        3.71
Exercised.................................    (545)       3.14         (21)      3.09       (729)       2.06
Forfeited and expired.....................    (132)       3.75      (2,748)      3.75        (55)       2.21
                                             -----       -----      ------      -----      -----       -----
Outstanding end of year...................   2,122       $3.75       3,082      $1.83      2,881       $2.19
                                             =====       =====      ======      =====      =====       =====
Exercisable end of year...................   1,326       $3.67       1,474      $1.83      1,817       $2.03
                                             =====       =====      ======      =====      =====       =====

    The following table summarizes information about options outstanding at December 31, 1999 (in thousands, except per share information):

                                                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                 ----------------------------------   --------------------
                                                             WTD. AVG.
                                                             REMAINING    WTD. AVG.              WTD. AVG.
                                                            CONTRACTUAL   EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES                          NUMBER       LIFE         PRICE      NUMBER      PRICE
------------------------                         --------   -----------   ---------   --------   ---------
$1.83..........................................   2,343          3.7        $1.83      1,608       $1.83
3.08-3.83......................................     415          4.1         3.21        173        3.19
5.50...........................................     123          4.7         5.50         36        5.50
                                                  -----        -----        -----      -----       -----
                                                  2,881          3.8        $2.19      1,817       $2.03
                                                  =====        =====        =====      =====       =====

    The weighted average fair value at date of grant for options granted during 1997, 1998 and 1999 was $2.35, $1.33 and $1.91 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               1997       1998       1999
                                                             --------   --------   --------
Expected life (years)......................................      4          4          4
Interest rate..............................................    6.3%       6.0%       5.8%
Volatility.................................................     64%        79%        60%
Dividend yield.............................................      0%         0%         0%

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the

                          INTERLINK ELECTRONICS, INC.

7. STOCK OPTIONS (CONTINUED)
method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company would have recorded stock-based compensation expense as follows:

                                                                1997       1998       1999
                                                              --------   --------   --------
Net income (loss)--as reported..............................  $    30    $   402     $2,108
               --pro forma..................................   (1,170)    (1,198)       294

Diluted earnings (loss) per share--as reported..............  $   .00    $   .05     $ 0.21
                            --pro forma.....................     (.16)      (.15)       .03

8. EARNINGS PER SHARE

    For all periods presented, per share information was computed pursuant to provisions of SFAS No. 128 "Earnings Per Share." The computation of earnings per share--basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share--diluted also includes the effect of common shares contingently issuable from options and warrants (in periods which they have a dilutive effect).

    Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares, using a yearly average market price.

    The following table contains information necessary to calculate earnings per share (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1997       1998       1999
                                                        --------   --------   --------
Weighted average shares outstanding...................   7,146      7,818       8,016

Effect of diluted securities;
  options and warrants................................     384         --(1)    1,998
                                                         -----      -----      ------
Weighted average shares--diluted......................   7,530      7,818      10,014
                                                         =====      =====      ======

------------------------

(1) The diluted share calculation result was anti-dilutive. Thus, the primary weighted average shares were used.

9. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company leases its main facility and certain equipment under operating leases expiring through 2003. Rent payments totaled approximately $236,000, $239,000 and $357,000 for 1997,

                          INTERLINK ELECTRONICS, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
1998 and 1999, respectively. Minimum lease commitments at December 31, 1999 are summarized as follows (in thousands):

2000........................................................   $  393
2001........................................................      376
2002........................................................      270
2003........................................................      168
                                                               ------
                                                               $1,207
                                                               ======

    LEGAL MATTERS--From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company's financial position or results of operations.

10. INCOME TAXES

    As of December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $9.8 million expiring through 2014.

    The Company has research and development tax credit carryforwards of approximately $270,000 and $171,000 at December 31, 1998 and 1999, respectively. The Company has total net deferred tax assets as follows (in thousands):

                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward...........................   $3,976     $3,354
  Credits...................................................      234        171
  Accruals..................................................       99        120
  Reserves..................................................      336        465
  Other.....................................................       44        (31)
                                                               ------     ------
  Total deferred tax assets.................................    4,689      4,079
Valuation allowance.........................................   (4,689)    (4,079)
                                                               ------     ------
  Total.....................................................   $   --     $   --
                                                               ======     ======

    A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized. There is no assurance that the Company will continue to be profitable in future periods, therefore, a valuation allowance has been recognized for the full amount of the deferred tax asset for 1998 and 1999.

                          INTERLINK ELECTRONICS, INC.

10. INCOME TAXES (CONTINUED)
    The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                            1997       1998       1999
                                                          --------   --------   --------
Current taxes:
  Federal...............................................    $ --       $ --       $ --
  State.................................................      --         --         --
  Foreign...............................................      --         --        252
                                                            ----       ----       ----
                                                              --         --        252
Deferred taxes:
  Federal...............................................      --         --         --
  State.................................................      --         --         --
                                                            ----       ----       ----
                                                              --         --         --
                                                            ----       ----       ----
Provision for income taxes..............................    $ --       $ --       $252
                                                            ====       ====       ====

    Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                           1997       1998       1999
                                                         --------   --------   --------
Income taxes at the statutory federal rate.............    $ 10      $ 137      $ 802
State income taxes, net of federal income tax effect...       2         24        142
Foreign taxes at rates different than U.S. taxes.......      --         --         12
Utilization of net operating losses....................     (12)      (161)      (704)
                                                           ----      -----      -----
                                                           $ --      $  --      $ 252
                                                           ====      =====      =====

11. REVENUE INFORMATION

    EXPORT SALES--The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Asia.............................................     26%        59%        62%
Europe and other.................................     13%        11%         7%

    MAJOR CUSTOMERS--In 1997, sales to one customer in the computer industry constituted 13% of the Company's sales. In 1998, sales to three customers in the computerized projector industry exceeded 10% of the Company's sales. Their sales constituted approximately 15%, 14% and 10%. In 1999, three customers in the computerized projector industry exceeded 10% of the Company's sales. Sales to these customers constituted approximately 14%, 12% and 11%, respectively, of total sales.

                          INTERLINK ELECTRONICS, INC.

12. SEGMENT INFORMATION

    The Company has two separately managed business segments, (i) Business Communications and (ii) Specialty Components and Other. The accounting policies of the segments are the same as those described in the significant accounting policies however, the Company evaluates performance based on gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the years ended December 31, 1997, 1998 and 1999 is as follows (in thousands):

                                                                        SPECIALTY COMPONENTS
                                              BUSINESS COMMUNICATIONS        AND OTHER          TOTAL
                                              -----------------------   --------------------   --------
1997
  Revenue...................................          $10,422                  $ 8,731         $19,153
  Gross profit..............................            3,832                    3,492           7,324
1998
  Revenue...................................          $13,547                  $ 8,548         $22,095
  Gross profit..............................            4,722                    3,419           8,141
1999
  Revenue...................................          $17,693                  $10,413         $28,106
  Gross profit..............................            6,139                    4,327          10,466

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER
---------------------
         3.1            Certificate of Incorporation (incorporated by reference to
                          Exhibit 3.1b of Post-Effective Amendment No. 8 to
                          Registrant's Registration Statement on Form S-1
                          (Registration No. 333-60380) (the "Form S-1 Registration
                          Statement")).
         3.2            Bylaws (incorporated by reference to Exhibit 3.2a of
                          Post-Effective Amendment No. 8 to the Form S-1
                          Registration Statement).
        10.1            1993 Stock Incentive Plan (incorporated by reference to
                          Exhibit 10.1a of the Form S-1 Registration Statement).*
        10.2            1996 Stock Incentive Plan (incorporated by reference to
                          Exhibit 10.3 of the Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1996 (the "1996 Form
                          10-K")).*
        10.3            Description of Registrant's Management Compensation Program
                          (incorporated by reference to Exhibit 10.4 to the 1996
                          Form 10-K)
        10.4            Lease Agreement dated August  15, 1998 (incorporated by
                          reference to the Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1998).
        10.5            License Agreement between the Registrant and Toshiba
                          Silicone Co., Ltd. dated March 10, 1989 (incorporated by
                          reference to Exhibit 10.14 of the Form S-1 Registration
                          Statement).
        10.6            Restructuring Agreement, entered into and effective as of
                          September 7, 1994, by and between InvestAR S.a. r.l.,
                          Interlink Electronics Europe, S.a. r.l., and IEE Finance,
                          S.a. r.l.
        10.7            Exclusive License and Distributor Agreement between the
                          Registrant and Interlink Electronics Europe S.a. r.l.,
                          Amended and Restated as of September 7, 1994.
        10.8            Agreement between the Government of Luxembourg, Interlink
                          Electronics Europe S.a. r.l., IEE Finance S.a. r.l., the
                          Registrant and InvestAR S.a. r.l. dated December 18, 1989.
                          Incorporated by reference to Exhibit 10.19 of the Form S-1
                          Registration Statement.
        10.9            Agreement with InvestAR S.a. r.l. and ARBED S.A. (undated)
                          (incorporated by reference to Exhibit 10.20 of the Form
                          S-1 Registration Statement).
        10.10           Ink Technology Transfer Agreement between the Registrant and
                          InvestAR S.a. r.l. dated December 11, 1992 (incorporated
                          by reference to Exhibit 10.23 of the Form S-1 Registration
                          Statement).
        10.11           Financing Agreement between the Registrant and InvestAR S.a.
                          r.l. in relation with the Ink Technology Transfer
                          Agreement dated December 11, 1992 (incorporated by
                          reference to Exhibit 10.24 of the Form S-1 Registration
                          Statement).
        10.12           Form of Confidentiality and Nondisclosure Agreement in
                          relation with the Ink Technology Transfer Agreement
                          (undated) (incorporated by reference to Exhibit 10.25 of
                          the Form S-1 Registration Statement).
        10.13           Form of Escrow Agreement for Technology in relation with the
                          Ink Technology Transfer Agreement dated December 11, 1992
                          (incorporated by reference to Exhibit 10.26 of the Form
                          S-1 Registration Statement).
        21.1            Subsidiaries of the Registrant.
        23.1            Consent of Arthur Andersen LLP.
        24.1            Power of Attorney (see signature page).
        27.1            Financial Data Schedule.

------------------------

* This exhibit constitutes a management contract or compensatory plan or arrangement.