Form 10-Q
period 2000-03-31
INTERLINK ELECTRONICS INC
filed 2000-05-15
CIK 828146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from            to
                                          -----------   ------------

                           Commission File No. 0-21808

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                77-0056625
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification Number)

                 546 Flynn Road
             Camarillo, California                          93012
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

         Yes  X             No
             ---               ---

Shares of Common Stock Outstanding, at April 27, 2000:  8,781,422

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------
                                                                           December 31,          March 31,
                                                                               1999                2000
                                                                        -------------------  ------------------
                                                                                                (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                           $             7,492  $            6,783
   Accounts receivable, less allowance for doubtful accounts
     of $620 and $628 in 1999 and 2000, respectively                                 7,056               6,841
   Inventories                                                                       7,928               9,232
   Prepaid expenses and other current assets                                           173                 653
                                                                        -------------------  ------------------

     Total current assets                                                           22,649              23,509
                                                                        -------------------  ------------------

Property and equipment, net                                                          1,559               1,507
Patents and trademarks, less accumulated amortization
   of $739 and $769 in 1999 and 2000, respectively                                     282                 290
Other assets                                                                           217                 515
                                                                        -------------------  ------------------

Total assets                                                           $            24,707  $           25,821
                                                                        ===================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital lease obligations  $               518  $              498
   Accounts payable                                                                  3,041               3,276
   Accrued payroll and related expenses                                                957                 675
   Other accrued expenses                                                              489                 555
                                                                        -------------------  ------------------

     Total current liabilities                                                       5,005               5,004
                                                                        -------------------  ------------------

Minority interest                                                                       31                  31
Long term debt, net of current portion                                               1,261               1,504
Capital lease obligations, net of current portion                                      163                 126
Commitments and contingencies                                                           --                  --
Stockholders' equity:
   Common stock $0.00001 par value (15,000 shares authorized, 8,553 and 8,643 outstanding at December 31, 1999 and
     March 31, 2000, respectively)                                                  26,197              26,463
   Accumulated other comprehensive income                                              187                 117
   Accumulated deficit                                                              (8,137)             (7,424)
                                                                        -------------------  ------------------

     Total stockholders' equity                                                     18,247              19,156
                                                                        -------------------  ------------------

Total liabilities and stockholders' equity                             $            24,707  $           25,821
                                                                        ===================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------
                                                                            Three Month Period
                                                                              Ended March 31,
                                                                        ----------------------------
                                                                            1999           2000
                                                                        -------------  -------------

Revenues                                                               $       6,503  $       7,685
Cost of revenues                                                               4,107          4,771
                                                                        -------------  -------------
Gross profit                                                                   2,396          2,914

Operating expense:
   Product development and research                                              483            619
   Selling, general and administrative                                         1,448          1,511
                                                                        -------------  -------------
     Total operating expense                                                   1,931          2,130
                                                                        -------------  -------------

Operating income                                                                 465            784
                                                                        -------------  -------------

Other income:
   Interest income, net                                                           15              9
   Other income                                                                   --             63
                                                                        -------------  -------------
     Total other income                                                           15             72
                                                                        -------------  -------------

Income before provision for income taxes                                         480            856
Income taxes                                                                      72            144
                                                                        -------------  -------------
Net income                                                             $         408  $         712
                                                                        =============  =============

Earnings per share - basic                                             $         .05  $         .08
Earnings per share - diluted                                           $         .04  $         .06

Weighted average shares - basic                                                7,829          8,576
Weighted average shares - diluted                                              9,198         11,189

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------
                                                                            Three Month Period
                                                                              Ended March 31,
                                                                        ----------------------------
                                                                            1999           2000
                                                                        -------------  -------------

Cash flows from operating activities:
   Net income                                                          $         408  $         712
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Provisions for bad debts                                                     53             10
     Depreciation and amortization                                               198            234
     Minority interest                                                            --             --
     Changes in operating assets and liabilities:
       Accounts receivable                                                       268            205
       Inventories                                                              (511)        (1,304)
       Prepaid expenses and other current assets                                (111)          (480)
       Other assets                                                               (6)          (298)
       Accounts payable                                                          (20)           235
       Accrued payroll and expenses                                              256           (216)
                                                                        -------------  -------------
         Net cash provided by (used in) operating activities                     535           (902)

Cash flows from investing activities:
   Purchases of property and equipment                                           (44)          (152)
   Costs of patents and trademarks                                                --            (37)
                                                                        -------------  -------------
         Net cash used in investing activities                                   (44)          (189)
                                                                        -------------  -------------

Cash flows from financing activities:
   Payments on credit line                                                        (6)            --
   Borrowings on note payable to bank                                            413            352
   Principal payments on note payable to bank                                   (102)          (109)
   Principal payments on capital lease obligations                              (100)           (57)
   Proceeds from issuance of common stock, net                                     1            266
                                                                        -------------  -------------
         Net cash provided by financing activities                               206            452

Effect of exchange rate changes on cash                                          (81)           (70)
                                                                        -------------  -------------

Increase (decrease) in cash and cash equivalents                                 616           (709)
Cash and cash equivalents:
   Beginning of period                                                         3,900          7,492
                                                                        -------------  -------------
   End of period                                                       $       4,516  $       6,783
                                                                        =============  =============

Supplemental disclosures of cash flow information:
   Interest paid                                                       $          12  $          25
   Income taxes paid                                                   $           1  $           1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

The financial information herein for the three month periods ended March 31, 1999 and 2000 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   COMPREHENSIVE INCOME

The following table provides the data required to calculate comprehensive income:

                                                                         (In Thousands)
                                                              ---------------------------------------
                                                               Accumulated Other
                                                                Comprehensive           Comprehensive
                                                                   Income                   Income
                                                              -------------------       -------------
                  Balance at December 31, 1999                   $    187
                  Translation adjustment                              (70)                $     (70)
                  Net Income                                            -                       712
                                                                 --------                   -------

                  Balance at March 31, 2000                      $    117                   $   642
                                                                 ========                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues grew 18% from $6.5 million in the three month period ended March 31, 1999 to $7.7 million in the three month period ended March 31, 2000. This revenue growth is a result primarily of a 19% increase in sales to OEMs in the business communication market. Sales to this market constituted approximately 63% of our total revenues for the three month period ended March 31, 2000. In addition, we recorded revenue growth in two newer market areas, home entertainment and e-transactions. These areas constituted approximately 10% and 3% of our total revenues, respectively. Sales of specialty components accounted for approximately 25% of total revenues for the three month period ended March 31, 2000.

Gross profit increased 21.6% from $2.4 million in the three month period ended March 31, 1999 to $2.9 million in the same period of 2000. As a percentage of revenues, gross profit increased from 36.8% for the three month period ended March 31, 1999 to 37.9% for the same period in 2000. These increases reflect increased sales of higher margin products to the home entertainment and e-transactions markets.

Product development and research expense increased 28.2% from $483,000 for the three month period ended March 31, 1999 to $619,000 for the same period in 2000. As a percentage of revenues, product development and research expense increased from 7.4% for the three month period ended March 31, 1999 to 8.1% for the same period in 2000. The increases resulted primarily from our continued development of products based on our proprietary VERSAPOINT and REMOTELINK technologies.

Selling, general and administrative expense increased from $1.4 million for the three month period ended March 31, 1999 to $1.5 million for the same period in 2000. As a percentage of revenues, S,G&A decreased from 22.3% for the three month period ended March 31, 1999 to 19.7% for the same period in 2000. The decrease resulted from the amortization of a relatively stable SG&A burden over increased sales.

Income taxes increased from $72,000 for the three month period ended March 31, 1999 to $144,000 for the same period in 2000. As a percentage of pre-tax income, income taxes increased from 15.0% to 16.8% due to the greater impact of the results from our Japanese subsidiary, which is taxed at a higher rate.

Operating income increased from $465,000 for the three month period ended March 31, 1999 to $784,000 for the same period in 2000. Net income increased from $408,000 for the three month period ended March 31, 1999 to $712,000 for the same period in 2000. The increases were a result of increased sales combined with operating leverage over fixed S,G&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, working capital totaled $18.5 million as compared to $17.6 million at December 31, 1999. This increase is primarily a result of the positive results from operations and additional bank debt.

For the three month period ended March 31, 2000, operations used $709,000 in cash due primarily to our engagement of an additional contract manufacturer in China and the corresponding inventory investment required.

For the three month period ended March 31, 2000, investing activities consumed $189,000 in cash, consisting primarily of the purchase of production equipment.

For the three month period ended March 31, 2000, financing activities provided $452,000 in cash, consisting primarily of borrowings from Japanese banks partially offset by the repayment of capital lease and other debt obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into foreign exchange forward contracts to hedge certain revenue exposures against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. These risks may include the following:

     - the correctness of the assumptions upon which our new business plan is based;

     - the amount or timing of growth in the markets to which we sell our products;

     -    fluctuations in our operating results;

     - dependence on one or more customers or limited market or geographic areas;

     - our ability to implement our new business strategy of developing products for the home entertainment and e-transactions markets;

     -    risks related to international sales and manufacturing;

     -    fluctuations in the value of foreign currencies;

     - our ability to develop and introduce new products to respond to evolving industry requirements;

     - failure of the home entertainment and e-transactions markets to adopt our technology;

     - failure to attract and retain qualified individuals for critical positions;

     -    failure to manage our growth effectively;

     -    reliance on others for significant aspects of our manufacturing;

     - interruptions in the supply of any significant FSR sensor or other component;

     -    performance, reliability or quality problems with our products;

     - federal, state and international legislation and regulation affecting e-commerce;

     - adoption of technologies and standards by electronics manufacturers and service providers;

     - reliance on others for significant aspects of our technology development; and

     -    industry downturns in the markets we serve.

The following, in addition to the risk factors described above, are among the factors that could cause actual results to differ materially from the forward-looking statements: an unexpected change in business conditions or a slowdown in growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders;

competitive factors, including increased competition, new product offerings by competitors and price pressures; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward-looking statements contained in this Report on Form 10-Q regarding industry trends, revenue and product mix, costs and gross profit expectations, income taxes, revenue growth, product development and marketing and sales expenses, cash flow, foreign currency exchange risk and future business activities should be considered in light of these factors.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

                  (3.1) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1b of Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-1 (Registration No. 333-60380) (the "Form S-1 Registration Statement")).

                  (3.2) Bylaws of the Company (incorporated by reference to Exhibit 3.2a of the Form S-1 Registration Statement).

                  (27)     Financial Data Schedule

         b.       REPORTS ON FORM 8-K

                  No Reports on Form 8-K were filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERLINK ELECTRONICS, INC.

DATE:  May 15, 2000                            /s/    Paul D. Meyer
                                            --------------------------
                                            Paul D. Meyer
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)