Form 10-Q
period 2000-06-30
INTERLINK ELECTRONICS INC
filed 2000-08-09
CIK 828146

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____ to ____


                             Commission File No. 0-21858

                              INTERLINK ELECTRONICS, INC.
                 (Exact name of registrant as specified in its charter)

                        Delaware                       77-0056625
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification Number)

            546 Flynn Road
            Camarillo, California93012                    93012
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

Shares of Common Stock Outstanding, at July 25, 2000: 8,854,701

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERLINK ELECTRONICS, INC.


CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------
                                                     June 30,      December 31,
                                                       2000           1999
                                                     --------      --------
                                                    (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                         $ 8,158       $ 7,492
  Accounts receivable, less allowance for doubtful
    accounts of $640 and $569 in 2000 and 1999,
    respectively                                      5,919         7,056
  Inventories                                         9,293         7,928
Prepaid expenses and other current assets             1,002           173
                                                     --------      --------
    Total current assets                             24,372        22,649
                                                     --------      --------
Property and equipment, net                           1,692         1,559
Patents and trademarks, less accumulated
  amortization of $800 and $690
  in 2000 and 1999, respectively                        260           282
Other assets                                            119           217
                                                     --------      --------
Total assets                                        $26,443       $24,707
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
  and capital lease obligations                     $   480       $   518
  Accounts payable                                    2,826         3,041
  Accrued payroll and related expenses                  895           957
  Other accrued expenses                                467           489
                                                     --------      --------
    Total current liabilities                         4,668         5,005
                                                     --------      --------
Minority Interest                                        31            31
Long term debt and capital lease obligations,
  net of current portion                              2,447         1,424
Commitments and contingencies                             -             -
Stockholders' equity:
  Common stock, $0.00001 par value (50,000
    shares authorized 8,829 and 8,553 shares
    outstanding at June 30, 2000 and December
    31, 1999, respectively)                          26,727        26,197
Accumulated other comprehensive income (loss)           (73)          187
Accumulated deficit                                  (7,357)       (8,137)
                                                     --------      --------
    Total stockholders' equity                       19,297        18,247
                                                     --------      --------
Total liabilities and stockholders' equity          $26,443       $24,707
                                                     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
                              Three Month Period           Six Month Period
                                Ended June 30,               Ended June 30,
                              ------------------           ----------------
                              2000          1999           2000        1999
                              --------   -------           -------  -------

Revenues                      $8,257      $6,958           $15,942  $13,461

Cost of revenues               4,661       4,287             9,432    8,394
                              --------   -------           -------  -------
Gross profit                   3,596       2,671             6,510    5,067

Operating expense:
  Product development
    and research                 955         565             1,574    1,086
  Selling, general and
    administrative             1,790       1,532             3,301    2,942
                              --------   -------           -------  -------
Total operating expense        2,745       2,097             4,875    4,028
                              --------   -------           -------  -------
Operating income                 851         574             1,635    1,039
                              --------   -------           -------  -------
Other income (expense):
  Interest income/expense
    (net)                         12          39                21       54
  Cost of cancelled equity
    offering                    (769)          -              (769)       -
  Other income (expense)         (26)        (30)               37      (30)
                              --------   -------           -------  -------
    Total other income
      (expense)                 (783)          9              (711)      24
                              --------   -------           -------  -------
Income before provision
  for income taxes                68         583               924    1,063
                              --------   -------           -------  -------
Income taxes                       -         (75)             (144)    (147)
                              --------   -------           -------  -------

Net income                    $   68      $  508           $   780  $   916
                              ========   =======           =======  =======
Earnings per share - basic    $  .01      $  .07           $   .09  $   .12
                              ========   =======           =======  =======

Earnings per share - diluted  $  .01      $  .05           $   .07  $   .10
                              ========   =======           =======  =======
Weighted average
  shares - basic               8,778       7,881             8,677    7,854
                              ========   =======           =======  =======
Weighted average
  shares - diluted            11,311       9,750            11,250    9,231
                              ========   =======           =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------
                                                         Six Month Period
                                                          Ended June 30,
                                                      ------------------------
                                                         2000            1999
                                                      -----------    ---------
Cash flows from operating activities:
  Net income                                          $   780        $    916
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provisions for bad debts                               20             107
    Depreciation and amortization                         430             452
    Changes in operating assets and liabilities:
      Accounts receivable                               1,117           1,505
      Inventories                                      (1,365)           (543)
      Prepaid expenses and other current assets          (829)           (415)
      Other assets                                         98             (37)
      Accounts payable                                   (215)           (379)
      Accrued payroll and expenses                        (84)            726
                                                      -----------    ---------
        Net cash provided by (used in)
          operating activites                             (48)          2,332

Cash flows from investing activities:
  Purchases of property and equipment                    (503)           (134)
  Costs of patents and trademarks                         (38)              -
                                                      -----------    ---------
        Net cash used in investing activities            (541)           (134)

Cash flows from financing activities:
  Payments on bank line of credit                           -              (8)
  Borrowings on notes payable to bank                   1,305             386
  Principal payments on notes payable to bank            (215)           (165)
  Principal payments on capital lease obligations        (105)           (192)
  Proceeds from issuance of common stock, net             530             261
                                                      -----------    ---------
        Net cash provided by financing activities       1,515             282
                                                      -----------    ---------

Effect of exchange rate changes on cash                  (260)           (239)
                                                      -----------    ---------

Increase in cash and cash equivalents                     666           2,241

Cash and cash equivalents:
  Beginning of period                                   7,492           3,900
  End of period                                       $ 8,158        $  6,141
                                                      ===========    =========
Supplemental disclosures of cash flow information:
  Interest paid                                       $    42        $     23
  Income taxes paid                                   $     1        $      1


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30,2000 (UNAUDITED)
---------------------------------------------

1. BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

The financial information for the three month and six month periods ended June 30, 2000 and 1999 included in this report is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in the Interlink Electronics, Inc. Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. COMPREHENSIVE INCOME

The following table provides the data required to calculate comprehensive income:


                                         (In Thousands)
                                 -----------------------------------
                                  Accumulated Other
                                    Comprehensive     Comprehensive
                                       Income             Income
                                 -------------------  --------------

Balance at December 31, 1999           $ 187
Translation adjustment                  (260)             $ (260)
Net income                                                   780
                                 -------------------  --------------
Balance at June 30, 2000               $ (73)             $  520
                                 -------------------  --------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

Revenues from our Japanese subsidiary continue to be approximately 45-50% of consolidated revenues.

In June of this year, we canceled the follow-on public stock offering of 2.5 million shares which was initiated in March of this year.

In June of this year, we announced the enhancement of our license agreement with International Electronics & Engineering (IEE). IEE pays us license fees on the use of Force Sensing Resistor (FSR) technology for auto safety systems.

RESULTS OF OPERATIONS

Revenues grew 19% from $7 million in the three month period ended June 30, 1999 to $8.3 million in the three month period ended June 30, 2000 and grew 18% from $13.5 million in the six month period ended June 30, 1999 to $15.9 million for the same period of 2000. This revenue growth is a result primarily of a 31% increase in sales to OEMs in the business communication market. Sales to this market constituted approximately 61% of our total revenues for the six month period ended June 30, 2000. In addition, we recorded revenue in two newer market areas, broadband home entertainment and e-transactions. These areas constituted approximately 9% and 3% of our total revenues for the first half of 2000, respectively. Sales of specialty components accounted for approximately 27% of total revenues for the six month period ended June 30, 2000.

Gross profit increased 35% from $2.7 million in the three month period ended June 30, 1999 to $3.6 million in the same period of 2000 and increased 28% from $5.1 million in the first six months of 1999 to $6.5 million in the same period of 2000. As a percentage of revenues, gross profit increased from 38.4% for the three month period ended June 30, 1999 to 43.6% for the same period in 2000 and improved from 37.6% in the first half of 1999 to 40.8% of the same period in 2000. These increases reflect increased sales of higher margin products to the broadband home entertainment and e-transactions markets and the impact of the additional licensing revenue recorded in the second quarter of 2000 resulting from the expanded licensing agreement with International Electronics and Engineering (IEE).

Product development and research expense increased 69% from $565,000 for the three month period ended June 30, 1999 to $955,000 for the same period in 2000 and increased 45% from $1.1 million in the first six months of 1999 to $1.6 million in the same period of 2000. As a percentage of revenues, product development and research expense increased from 8.1% for the three month period ended June 30, 1999 to 11.6% for the same period in 2000 and increased from 8.1% in the first half of 1999 to 9.9% in the same period of 2000. The increases resulted primarily from our continued development of products based on our proprietary VERSAPOINT and REMOTELINK technologies and the development of the INTUITOUCH broadband home entertainment interface system.

Selling, general and administrative (SG&A) expense increased 17% from $1.5 million for the three month period ended June 30, 1999 to $1.8 million for the same period in 2000 and increased 12% from $2.9 million in the first half of 1999 to $3.3 million in the same period of 2000. As a percentage of revenues, SG&A expense decreased from 22% for the three month period ended June 30, 1999 to 21.7% for the same period in 2000 and decreased from 21.9% in the first half of 1999 to 20.7% in the same period of 2000. The decrease resulted from the amortization of a relatively stable SG&A burden over increased sales.

Operating income improved from $574,000 or 8.2% of revenues in the three month period ended June 30, 1999 to $851,000 or 10.3% of revenues for the same period of 2000 and increased from $1 million or 7.7% of revenues for the first six months of 1999 to $1.6 million or 10.3% of revenues for same period of 2000.

In the three-month period ended June 30, 2000, we recorded a one-time, non-operating charge of $769,000 related to the expenses of our cancelled follow-on public stock offering.

Income taxes as a percentage of income before provision for income taxes increased from 13.8% for the six-month period ended June 30, 1999 to 15.6% for the same period in 2000. The increase in the income tax rate is due to the greater impact of the results from our Japanese subsidiary, which is taxed at a higher rate.

Net income decreased from $508,000 or 7.3% of revenues for the quarter ended June 30, 1999 to $68,000 or 0.8% of revenues for the same quarter in 2000 and decreased from $916,000 or 6.8% of revenues in the six months ended June 30, 1999 to $780,000 or 4.9% of revenues. The decreases are a result of the one-time, non-operating charge from the cancelled offering offsetting good revenue and operating income growth.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, working capital totaled $19.7 million as compared to $17.6 million at December 31, 1999. This increase is primarily a result of the positive results from operations and additional bank debt.

For the six month period ended June 30, 2000, operations was essentially break-even from a cash flow perspective.

For the six month period ended June 30, 2000, investing activities consumed $541,000 in cash, consisting primarily of the purchase of production equipment.

For the six month period ended June 30, 2000, financing activities provided $1.5 million in cash, consisting primarily of borrowings from Japanese banks and the proceeds of the exercise of employee stock options partially offset by the repayment of capital lease and other debt obligations. Our U.S. and Japanese Bank lines of credit, totaling a combined $4.1 million, were unused as of June 30, 2000. We also believe there a number of sources available for the leasing of equipment. The exercise of outstanding stock options is a potential source of equity capital that may be available to us. We believe that our current cash balances, lines of credit and operating cash flow will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn of results in sufficient magnitude could effect our ability to meet that forecast.

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

                        PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2000 at the Company's Annual Meeting of Stockholders, the holders of the Company's outstanding common stock took actions described below. At April 27, 2000, the record date, 8,781,422 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

  1. By the vote indicated below, the stockholders re-elected John A. Buckett II and Merritt Lutz to the Company's Board of Directors to serve for three year terms:

     For John A. Buckett II:

       7,353,522                Shares in favor
               0                Shares against
         387,021                Shares withheld

     For Merritt Lutz:

       7,353,522                Shares in favor
               0                Shares against
         387,021                Shares withheld


  2. By the vote indicated below, the stockholders approved the amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000.

       6,165,298                Shares in favor
       1,517,180                Shares against
          12,003                Shares withheld

  3. By the vote indicated below, the stockholders approved the proposed amendments to the Company's 1996 Stock Incentive Plan.

       3,232,867                Shares in favor
       1,903,905                Shares against
          34,407                Shares withheld


  4. By the vote indicated below, the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

       7,656,196                Shares in Favor
          18,404                Shares against
          19,881                Shares withheld

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) EXHIBITS

           27 Financial Data Schedule

     b) REPORTS ON FORM 8-K

           No Reports on Form 8-K have been filed during the period for which this Report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERLINK ELECTRONICS, INC.



DATE:  August 7, 2000                     PAUL D. MEYER
                                          ---------------------------
                                          Paul D. Meyer
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)