Form 10-Q
period 2000-09-30
INTERLINK ELECTRONICS INC
filed 2000-11-14
CIK 828146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Shares of Common Stock Outstanding, at October 25, 2000: 9,094,834

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


----------------------------------------------------------------------------------------------------------
                                                                          September 30,      December 31,
                                                                              2000              1999
                                                                         ---------------  ----------------
                                                                           (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                 $   8,615         $   7,492
   Accounts receivable, less allowance for doubtful
     accounts of $656 and $620 in 2000 and 1999, respectively                    6,688             7,056
   Inventories                                                                   9,824             7,928
   Prepaid expenses and other current assets                                       947               173
                                                                             ---------         ---------

     Total current assets                                                       26,074            22,649
                                                                             ---------         ---------

Property and equipment, net                                                      1,648             1,559
Patents and trademarks, less accumulated
   amortization of $830 and $739
   in 2000 and 1999, respectively                                                  265               282
Other assets                                                                        83               217
                                                                             ---------         ---------

       Total assets                                                          $  28,070         $  24,707
                                                                             =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt
      and capital lease obligations                                          $     560         $     518
   Accounts payable                                                              2,296             3,041
   Accrued payroll and related expenses                                            948               957
   Other accrued expenses                                                          682               489
                                                                             ---------         ---------

      Total current liabilities                                                  4,486             5,005
                                                                             ---------         ---------

Minority interest                                                                   11                31
Long term debt and capital lease obligations,
   net of current portion                                                        2,838             1,424
Commitments and contingencies                                                        -                 -
Stockholders' equity:
   Common stock, $0.00001 par value (50,000 shares authorized
      9,110 and 8,553 outstanding at September 30, 2000
      and December 31, 1999, respectively)                                      27,352            26,197
Accumulated other comprehensive income (loss)                                      (57)              187
Accumulated deficit                                                             (6,560)           (8,137)
                                                                             ---------         ---------

     Total stockholders' equity                                                 20,735            18,247
                                                                             ---------         ---------

Total liabilities and stockholders' equity                                   $  28,070         $  24,707
                                                                             =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.


INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


-------------------------------------------------------------------------------------------------------
                                                  Three Month Period               Nine Month Period
                                                  Ended September 30,             Ended September 30,
                                               -------------------------       ------------------------
                                                  2000             1999           2000          1999
                                               ---------      ----------       ---------     ----------
Revenues                                       $  8,625       $   7,207         $ 24,567     $ 20,668

Cost of revenues                                  4,833           4,573           14,265       12,967
                                               --------       ---------         --------     --------

Gross profit                                      3,792           2,634           10,302        7,701

Operating expense:
   Product development and research                 725             543            2,299        1,629
   Selling, general and administrative            2,207           1,431            5,508        4,373
                                               --------       ---------         --------     --------

     Total operating expense                      2,932           1,974            7,807        6,002
                                               --------       ---------         --------     --------

Operating income                                    860             660            2,495        1,699
                                               --------       ---------         --------     --------

Other income (expense):
   Interest income (expense), net                    44              (9)              65           47
   Cost of cancelled equity offering                  -               -             (769)           -
   Other income (expense)                            (1)              -               36          (32)
                                               --------       ---------         --------     --------

     Total other income (expense)                    43              (9)            (668)          15
                                               --------       ---------         ---------    --------

Income before provision for income taxes            903             651            1,827        1,714

Income taxes                                        106             105              250          252
                                               --------       ---------         --------     --------

Net income                                     $    797       $     546         $  1,577     $  1,462
                                               ========       =========         ========     ========

Earnings per share - basic                     $    .09       $     .07         $    .18     $    .19
                                               ========       =========         ========     ========
Earnings per share - diluted                   $    .07       $     .05         $    .14     $    .15
                                               ========       =========         ========     ========

Weighted average shares - basic                   9,029           8,012            8,794        7,892
                                               ========       =========         ========     ========
Weighted average shares - diluted                11,225          10,232           11,242        9,722
                                               ========       =========         ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.


INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                                      Nine Month Period
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                     2000          1999
                                                                                  -----------   ----------
Cash flows from operating activities:
     Net income                                                                    $ 1,577       $  1,462
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for bad debts                                                        36            166
         Depreciation and amortization                                                 585            583
         Changes in operating assets and liabilities:
           Accounts receivable                                                         332            (24)
           Inventories                                                              (1,896)          (158)
           Prepaid expenses and other current assets                                  (774)          (733)
           Other assets                                                                134            (26)
           Accounts payable                                                           (745)          (202)
           Accrued payroll and expenses                                                164          1,633
                                                                                   -------       ---------
              Net cash provided by (used in) operating activities                     (587)         2,701

Cash flows from investing activities:
     Purchases of property and equipment                                              (584)          (165)
     Cost of patents and trademarks                                                    (73)            --
                                                                                   --------      ---------
           Net cash used for investing activities                                     (657)          (165)

Cash flows from financing activities:
     Payments on bank line of credit                                                    --           (132)
     Borrowings on notes payable to bank                                             2,232            556
     Principal payments on notes payable to bank                                      (632)          (191)
     Principal payments on capital lease obligations                                  (144)          (266)
     Proceeds from issuance of common stock, net                                     1,155            450
                                                                                   -------       ---------
Net cash provided by financing activities                                            2,611            417

Effect of exchange rate changes on cash                                               (244)          (234)
                                                                                   -------       ---------

Increase in cash and cash equivalents                                                1,123          2,719

Cash and cash equivalents:
     Beginning of period                                                             7,492          3,900
                                                                                   -------       ---------
     End of period                                                                 $ 8,615       $  6,619
                                                                                   =======       =========

Supplemental disclosures of cash flow information:
    Interest paid                                                                  $    66       $     81
    Income taxes paid                                                              $     1       $      1


  The accompanying notes are an integral part of these consolidated financial statements.


INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE UNAUDITED NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------

1.   BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

The financial information included in this report for the three month and nine month periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       COMPREHENSIVE INCOME

The following table provides the data required to calculate comprehensive income (in thousands):


                                                              Accumulated Other
                                                                Comprehensive           Comprehensive
                                                                    Income                  Income
                                                              -----------------         -------------

                  Balance at December 31, 1999                    $   187
                  Translation adjustment                             (244)                   $   (244)
                  Net income                                                                    1,577
                                                                  -------                    --------

                  Balance at September 30, 2000                   $   (57)                   $  1,333
                                                                  =======                    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leader in the development of intuitive interface devices for a variety of home and business applications. We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1993, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for electronic, musical, medical and other applications, which we now refer to as the Specialty Components market. In 1992, we introduced our first branded computer pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device, RemotePoint. With the advent of this latter device, we established ourselves as a leading supplier to OEMs in the computerized presentation system market, which we now call the Business Communication market. In 1999, we introduced products for E-Transactions applications and began developing products for the Broadband Home Entertainment market.

Revenue, net of allowances for returns and warranty, is recognized upon shipment of product. Royalty revenue is recorded when earned. Revenues have increased steadily during the last five years as we have established ourselves in new markets and built a base of OEM customers in the computer and computer peripheral industry. Gross profit as a percentage of revenues declined between 1995 and 1997 as a result of the increasing percentage of our business that involved sales of computer products to OEMs but has remained relatively steady over the last three years. Product development and research expenditures, which includes engineering, contract engineering and development and material costs of development, have generally increased as revenue has increased but has remained relatively consistent as a percentage of revenues, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in existing markets and to develop new ones. Selling, general and administrative (SG&A) expense, which includes sales, marketing and administrative personnel, advertising, sales commissions, reseller incentives, tradeshow costs and other sales expenses, has declined each year as a percentage of sales, reflecting the amortization of a relatively fixed expense requirement over larger revenue base. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we historically have not paid income tax. Beginning in 1999, some of these loss carryforwards began to expire or become fully utilized; therefore income taxes are expected to increase on both a percentage and absolute dollar basis.

Prior to 1999, operations was a net user of cash and we funded this through existing cash balances, private placement of equity and, to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million.

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

RESULTS OF OPERATIONS

Revenues grew 20% from $7.2 million in the three month period ended September 30, 1999 to $8.6 million in the three month period ended September 30, 2000 and grew 19% from $20.7 million in the nine month period ended September 30, 1999 to $24.6 million for the same period of 2000. This revenue growth is a result primarily of a 20% increase in sales to OEMs in the business communication market. Sales to this market constituted approximately 62% of our total revenues for the nine month period ended September 30, 2000. In addition, we recorded revenue in two newer market areas, Broadband Home Entertainment and E-Transactions. These areas constituted approximately 9% and 2% of our total revenues for the first nine months of 2000, respectively. Sales of specialty components accounted for approximately 27% of total revenues for the nine month period ended September 30, 2000. In June of this year, we announced the enhancement of our license agreement with International Electronics and Engineering (IEE). IEE pays us license fees for the use of FSR technology in auto safety systems.

Gross profit increased 44% from $2.6 million in the three month period ended September 30, 1999 to $3.8 million in the same period of 2000 and increased 34% from $7.7 million in the first nine months of 1999 to $10.3 million in the same period of 2000. As a percentage of revenues, gross profit increased from 36.5% for the three month period ended September 30, 1999 to 44.0% for the same period in 2000 and improved from 37.3% in the first nine months of 1999 to 41.9% of the same period in 2000. These increases reflect increased sales of higher margin products to the Broadband Home Entertainment and E-Transactions markets and the impact of the additional licensing revenue recorded in 2000 resulting from the expanded licensing agreement with IEE.

Product development and research expense increased 34% from $543,000 for the three month period ended September 30, 1999 to $725,000 for the same period in 2000 and increased 41% from $1.6 million in the first nine months of 1999 to $2.3 million in the same period of 2000. As a percentage of revenues, product development and research expense increased from 7.5% for the three month period ended September 30, 1999 to 8.4% for the same period in 2000 and increased from 7.9% in the first nine months of 1999 to 9.4% in the same period of 2000. The increases resulted primarily from our continued development of products based on our proprietary VersaPoint and RemoteLink technologies and the development of the IntuiTouch broadband home entertainment interface system.

SG&A expense increased 54% from $1.4 million for the three month period ended September 30, 1999 to $2.2 million for the same period in 2000 and increased 26% from $4.4 million in the first nine months of 1999 to $5.5 million in the same period of 2000. As a percentage of revenues, SG&A expense increased from $19.9% for the three month period ended September 30, 1999 to 25.6% for the same period in 2000 and increased from 21.2% in the first nine months of 1999 to 22.4% in the same period of 2000. The SG&A increases primarily resulted from our investment in sales and marketing infrastructure in connection with increasing customer awareness in, and marketing our technology to, the Broadband Home Entertainment and E-Transaction markets.

Operating income improved from $660,000 or 9.2% of revenues in the three month period ended September 30, 1999 to $860,000 or 10% of revenues for the same period of 2000 and increased from $1.7 million or 8.2% of revenues for the first nine months of 1999 to $2.5 million or 10.2% of revenues for same period of 2000.

In June 2000, we recorded a one-time, non-operating charge of $769,000 related to the expenses of our cancelled follow-on public stock offering.

Income taxes as a percentage of income before provision for income taxes decreased from 14.7% for the nine-month period ended September 30, 1999 to 13.7% for the same period in 2000. The lower tax rate reflects an improved tax rate for our Japanese subsidiary in the third quarter of 2000.

Net income increased from $546,000 or 7.6% of revenues for the quarter ended September 30, 1999 to $797,000 or 9.2% of revenues for the same quarter in 2000 and increased from $1.5 million or 7.1% of revenues in the nine months ended September 30, 1999 to $1.6 million or 6.4% of revenues in the same period of 2000. The improved net income results from good revenue growth partially offset by the R&D and SG&A investments in our new markets, Broadband Home Entertainment and E-Transactions, and the one-time non-operating charge in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, working capital totaled $21.6 million as compared to $17.6 million at December 31, 1999. This increase is primarily a result of the positive results from operations and additional bank debt.

For the nine month period ended September 30, 2000, operations used $587,000 in cash due to inventory increases associated with a planned switch to a new Chinese contract manufacturer.

For the nine month period ended September 30, 2000, investing activities consumed $657,000 in cash, consisting primarily of the purchase of production equipment.

For the nine month period ended September 30, 2000, financing activities provided $2.6 million in cash, consisting primarily of long term borrowings from Japanese banks and the proceeds of the exercise of employee stock options partially offset by the repayment of capital lease and other debt obligations. Our U.S. and Japanese bank lines of credit, totaling a combined $6.1 million, were unused as of September 30, 2000. Additionally, in September 2000 we established a $1 million credit facility for U.S. equipment purchases that was unused at September 30, 2000. The exercise of outstanding stock options is a potential source of equity capital that may be available to us. We believe that our current cash balances, lines of credit and operating cash flow will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn of results of a sufficient magnitude could affect our ability to meet that forecast.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 and June 1999, the AICPA issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. We will adopt this standard in January 2001 and are currently analyzing the statement to determine the impact, if any, on our financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) EXHIBITS

              10.1 Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated September 1, 2000. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

              27.1  Financial Data Schedule

         b) REPORTS ON FORM 8-K

                 No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERLINK ELECTRONICS, INC.



DATE:  November 14, 2000                    PAUL D. MEYER
                                            ------------------------------------
                                            Paul D. Meyer
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

                                     EXHIBIT INDEX

10.1 Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated September 1, 2000. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

27.1  Financial Data Schedule