Form 10-K
period 2000-12-31
INTERLINK ELECTRONICS INC
filed 2001-04-02
CIK 828146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 (MARK ONE)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM            TO
                                      ------------   --------------


                         COMMISSION FILE NUMBER 0-21858


                            INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     77-0056625
       (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

              546 FLYNN ROAD
          CAMARILLO, CALIFORNIA                                 93012
 (Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 484-8855

                               -----------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                  None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Common Stock

                            (TITLE OF EACH CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 9, 2001 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $68,618,314. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as the only affiliates.

         As of March 9, 2001, the number of shares of the registrant's Common Stock outstanding was 9,538,170.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           INTERLINK ELECTRONICS, INC.
                                TABLE OF CONTENTS


  ITEM                                                                                             PAGE
   NO.                                                                                              NO.
-------                                                                                            -----
                                                      PART I

   1. Business.................................................................................       3
   2. Properties...............................................................................      13
   3. Legal Proceedings........................................................................      13
   4. Submission of Matters to a Vote of Security Holders......................................      13
4(A). Executive Officers of the Registrant.....................................................      13

                                                      PART II

   5. Market for Registrant's Common Equity and Related Stockholder Matters....................      15
   6. Selected Financial Data..................................................................      16
   7. Management's Discussion and Analysis of Financial Condition and Results of
      Operations...............................................................................      17
7(A). Quantitative and Qualitative Disclosures About Market Risk...............................      21
   8. Financial Statements and Supplemental Data...............................................      22
   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      22

                                                      PART III

  10. Directors and Executive Officers of the Registrant.......................................      22
  11. Executive Compensation...................................................................      22
  12. Security Ownership of Certain Beneficial Owners and Management...........................      22
  13. Certain Relationships and Related Transactions...........................................      22

                                                      PART IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................      23


                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be adversely affected by a number of factors. These factors may include the following:

         o Our inability to predict the amount or timing of growth in markets where we expect our future revenue growth to occur.

         o Our operating results continuing to fluctuate and not meeting published analyst forecasts.

         o Our sales being concentrated with one or more customers or in limited market or geographic areas.

         o Our business strategy of developing products for the home entertainment and e-transactions markets not being successfully implemented.

         o        International sales and manufacturing risks.

         o        Fluctuations in the value of foreign currencies.

         o Our inability to develop and introduce new products to respond to evolving industry requirements in a timely manner.

         o The home entertainment and e-transactions markets not adopting our technology.

         o Our markets being intensely competitive and many of our potential competitors having resources that exceed our own.

         o Failure to attract and retain qualified individuals for critical positions.

         o        Failure to manage our growth effectively.

         o Our inability to overcome price advantages of low-cost remote control products that compete with our products.

         o        Changing standards or regulations.

         o        Interruption of our contract manufacturing arrangements.

         o Interruption in the supply of any significant Force Sensing Resistor sensor or other component causing us to miss shipment deadlines.

         o Performance, reliability or quality problems with our products.

         o Federal, state and international legislation and regulations affecting e-commerce.

         o        Failure to protect our intellectual property.

         o Proprietary technologies of our competitors creating barriers to entry.

         o Adoption of technologies and standards by electronics manufacturers and service providers.

         o Risks associated with manufacturing certain of our products at a single facility.

         o Reliance on others for significant aspects of our technology development.

         o        Industry downturns in the markets we serve.

         o        Volatility in our stock price.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         We are a leader in the development of intuitive interface devices for a variety of home and business applications. Our products enable a user to control and communicate with various products such as digital set-top boxes, digital televisions and other electronic products, which we refer to as appliances, by providing an intuitive device on which the user can remotely input a variety of commands. Our products incorporate patented sensor and wireless communication technologies and proprietary applications and ergonomic designs. We recently began to use our collection of intuitive interface technologies for two new markets: home entertainment and electronic transactions. By building partnerships with providers of complementary software and hardware technologies, we market these products for use with appliances as digital interface technology is incorporated into them.

         In the past year, we began marketing a prototype device that will enable users to easily control the various applications emerging in the home entertainment market, such as interactive television. For the workflow automation and business-to-business electronic commerce markets, which we refer to collectively as the e-transactions market, we introduced our EPAD electronic signature capture device. The EPAD captures signatures electronically and permits these signatures to be bound to an electronic document, allowing a recipient to verify that an electronic document has not been tampered with since the signature was recorded.

         We are the leading supplier of intuitive interface devices and components for the business presentation market, where we sell both to OEMs and directly to consumers through reseller channels. Our original equipment manufacturer, or OEM, customers include computer, computer peripheral and presentation appliance manufacturers, such as inFocus, Inc., Koninklijke Philips Electronics N.V., NEC Corporation, Sharp Corporation, Sony Corporation and Toshiba Corporation. We also design, manufacture, license and sell a broad variety of specialty components incorporating our technologies, such as pointing devices and industrial sensor products for the computer, automotive and medical device markets.

MARKET BACKGROUND

         The widespread adoption of the Internet and the proliferation of business and home computing information and entertainment appliances have prompted an increase in the amount of interactive content and the number of entertainment and business applications available in the home and business environments. The emergence of new technologies and the appliances that support them is enabling business and home users to use high-speed communications to access media and interactive services, such as entertainment program guides, e-commerce, chat, games, e-mail and interactive television. These technologies are expanding the infrastructure for viewing content and interacting with applications beyond the television and the personal computer. Business and home users currently interact with these applications and access content through an array of appliances, including digital set-top boxes, game consoles, DVD players and business presentation projectors.

         CONVERGENCE OF TELEVISION, COMPUTER TECHNOLOGY AND THE INTERNET. The Internet has grown rapidly over the past several years and is now used by millions of people for entertainment, education and e-commerce. Jupiter Communications projects that by 2002, more than 60 million U.S. households will have access to the Internet. The increasing popularity of the Internet and the established popularity of television have led a growing number of home computer users to simultaneously access Internet content while they watch television. This convergence of television and computer technologies has enabled a wide range of new communication and entertainment applications. Digital cable networks will be able to offer consumers electronic program guides, voice telephony, e-mail, e-commerce and other services through the television. For example, a television viewer may, after viewing a movie, wish to order a copy on DVD, or the viewer of a news program or television commercial may wish to obtain additional information by visiting a related website. These new applications are creating a need for interactive appliances in the home entertainment, e-transactions and business communications markets.

         HOME ENTERTAINMENT MARKET. We believe that the home entertainment market offers a new, large market opportunity for multi-functional, intuitive interface devices. The advent of digital cable, satellite TV and similar broadband delivery systems is increasing programming choices. It is widely anticipated that computer and television technologies will continue to converge and that the consumer will be able, through a single electronic appliance, to view television programming, control other entertainment components, access the Internet, participate in on-line commerce, send and receive e-mail and participate in audio and video telephone calls.

         We believe the market for intuitive interface devices will develop as cable subscribers have increased access to digital set-top boxes. Forrester Research, Inc. estimated that 15.3% of U.S. households had digital set-top boxes by year-end 2000, growing to 26.5% in 2002 and 55.3% in 2005. We believe that, as digital set-top boxes are deployed and broadband services such as Internet access become available, consumers will seek new control devices that are more sophisticated, flexible, and intuitive than traditional television remotes or the combination of a remote and wireless keyboard.

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

         BUSINESS COMMUNICATIONS MARKET. As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the need to control the presentation process has undergone a similar evolution. According to Pacific Media Associates, the business communications market is growing at an average annual rate of 23% with unit volumes expected to increase from 540,000 units in 1998 to 3 million units in 2003. Our OEM customers have recently introduced business communications hardware that will significantly reduce the size and weight and increase the resolution and brightness of presentation devices such as projectors and the processing power of computers that support them.

Increased portability will enable many users to travel with a complete presentation system capable of fitting in a standard computer bag.

THE NEED FOR INTUITIVE INTERFACE DEVICES

         In recent years, the number and types of computing, information and entertainment appliances both in the home and in business have increased dramatically. For example, a typical household may contain separate control devices for the television, cable set-top box, DVD player, stereo system, game console and PC. The convergence of television, computer technology and the Internet has created interactive applications on both the PC and the television. As a result, traditional application interface devices, such as a standard keyboard, are no longer intuitive or capable of interacting across multiple appliances.

         We believe traditional remote control devices are not well suited for evolving user requirements. In the home environment, entertainment appliances are increasing in complexity, more applications and content can be accessed on each appliance, and multiple appliances are often used simultaneously. However, the remote control devices that consumers typically use to control applications and appliances in the home environment are not intuitive and are often difficult to use. They typically contain many buttons, which require users to memorize or look up each function of each button. Users often need several control devices, such as a remote and a wireless keyboard, to access multiple applications, such as digital TV content, Internet-based communication and commerce, and the telephone.

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

         Our interface devices offer a number of benefits not available on traditional remote controls:

         EASY-TO-USE TOUCHPAD TECHNOLOGY. All of our products include our patented VERSAPAD touchpad technology. The touchpad incorporates our patented FORCE SENSING RESISTOR, or FSR, and other technologies to create a pointing device that responds to pressure and can accept input from a finger or a pen. The VERSAPAD also consumes minimal power, making it ideal for use in a battery powered interface device. In conjunction with pad-to-screen mapping and gestures technology, our touchpads provide an intuitive means of communicating with a wide array of applications and appliances.

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

         ENHANCED WIRELESS COMMUNICATIONS TECHNOLOGY. Our patented REMOTELINK wireless communications technology retains the IR technology necessary to communicate with most of today's appliances and combines it with radio frequency, or RF, technology to overcome most of the shortcomings of traditional IR technology. REMOTELINK permits our intuitive interface devices to:

         o send signals having sufficient speed and bandwidth to support applications such as handwriting input, stereo quality streaming audio and telephony;

         o support bi-directional and multiple signals, thereby enabling true interactive communication and/or the simultaneous use of multiple remote devices in a single room; and

         o send sufficiently robust signals to eliminate the need to point the remote device at the receiver for the controlled device.

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

         AGGRESSIVELY MARKET OUR EPAD PRODUCT TO THE E-TRANSACTIONS MARKET. We will foster adoption of our recently introduced EPAD product in the e-transactions market by expanding distribution channels and building strategic relationships with key software and systems integrators to develop turnkey solutions for deployment in large-scale corporate settings. To foster adoption of the EPAD in the workflow automation market, we are working with electronic signature software companies like Silanis Technology, Inc. and Communication Intelligence Corporation, or CIC. For example, our EPAD APPROVEIT product is bundled with software from Silanis Technology, Inc. We also are working with companies like Hewlett Packard/VeriFone and Cardiff Software, Inc that are interested in promoting the widespread use of electronic documents, rather than paper, in business-to-business commerce.

         MAINTAIN OUR LEADERSHIP POSITION IN THE BUSINESS COMMUNICATIONS MARKET. We will seek to maintain our leadership position in the business communications market by continuing to provide our OEM and reseller customers with innovative products that are responsive to consumer needs. We also expect to introduce products for related ancillary markets, such as conference room and video conferencing controllers and conferencing automation products.

         DEVELOP PROPRIETARY APPLICATIONS TO FACILITATE OUR ENTRY INTO NEW MARKETS. We will develop either for ourselves or in partnership with other companies, software applications that enhance the functionality of our intuitive interface devices and will seek to license such applications where possible. We are entering into strategic relationships with companies, such as Power TV, that can assist us in developing such software applications. We intend to work with our customers and development partners to identify and develop applications that will meet actual customer needs and, where appropriate, to license these applications to appliance manufacturers, system operators and others.

         ENHANCE OUR CURRENT TECHNOLOGY AND DEVELOP OR ACQUIRE NEW TECHNOLOGY AND APPLICATIONS. We will maintain an active technology development program that will enable us to enhance our current touchpad and wireless communication technologies and develop new technologies and applications for them. We believe this continuing development will allow us to increase our market share in the markets in which we compete and identify new markets where our technologies can provide us with a competitive advantage. Where appropriate, we may acquire technologies from others or acquire companies that own or are developing technologies that we believe would allow us to enhance our product offerings.

PRODUCTS

         We have four principal product lines targeted at the business communications, home entertainment, e-transactions and specialty components markets.

          BUSINESS COMMUNICATION PRODUCTS. Our intuitive interface devices are used by the business communications market to control presentation appliances such as projectors. Our traditional interface devices incorporate a pointing button to control the cursor and one or more function selection buttons. These products range from a simple interface device with only a pointing device and a single click button to devices with 30 function keys. Most of these products incorporate our patented CLICKTRIGGER button. Additionally, we have introduced interface devices based on our REMOTELINK technology incorporating a touchpad and permitting the user, in addition to the normal presentation control functions, to write over or highlight material appearing in the formal presentation.

         We sell interface devices principally to OEMs and, to a lesser extent, as branded products through a variety of distributors and value added resellers. Our current customers include some of the largest presentation device OEMs, including; Hitachi, Ltd., inFocus, Inc., Mitsubishi Electronics America, Inc., NEC Corporation, Sanyo Electric Co., Ltd., Sony Corporation and Toshiba Corporation. Although most business presentation devices are made by Japanese companies, the United States represents the largest market for these products. Accordingly, our OEM sales are concentrated in Japan and managed by our Japanese subsidiary while our branded sales are primarily U.S.-based.

          HOME ENTERTAINMENT PRODUCTS. The INTUITOUCH product, our prototype intuitive interface device for home entertainment appliances such as digital set-top boxes, is based on a technological platform similar to our most advanced business communications devices. The pad-centric remote device integrates mouse pointing, text entry, freehand writing and drawing and voice transmission capabilities. The device enables total control of the variety of home entertainment options available yet retains a highly intuitive user interface and an ergonomic design.

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

         FSR sensors are manufactured using screen printing techniques. All proprietary aspects of the manufacturing process are conducted in-house at Interlink to maintain quality and protect the force sensing technology. While electronic screen printing is a common process in various technology industries, the quality and precision of printing required to make high-quality FSR sensors greatly exceeds the standards applicable in most other industries. We have developed significant expertise in the manufacture of FSR sensors, and believe this experience would be difficult to replicate over the short term. In the FSR manufacturing process, printed sheets of FSR semiconductor material and the corresponding conductor patterns are laminated to form the FSR sandwich structure using inexpensive sheet adhesives. The assembled sheets are die cut and suitable connectors are attached.

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

SALES AND MARKETING

         We employ a direct sales team of nine people in the U.S. and five in Japan. Each sales team is supported by inside sales personnel, product managers and application engineers. For our branded products, we also use value-added resellers, system integrators and distributors throughout the U.S. and Europe.

         For OEM sales, we use public relations activity, direct advertising and trade show participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. Depending on forecast volume and required lead times, we may sell component solutions, ready-to-integrate modules, complete solutions or totally custom products. As necessary, application engineers support and visit customers to promote ease of integration. A successful OEM sale will generally take from 6 to 18 months from the initial visit to the first shipment. However, once obtained, an OEM customer usually offers us a more predictable revenue stream.

         For branded products, we use public relations, third-party product reviews, trade shows and direct advertising to generate customer awareness. Direct sales calls are made to potential distributors and specialty resellers. Once a customer relationship is established, we support these customers with co-op advertising, sales "spiffs," end-user rebates and other promotions.

         Current distribution channels for our branded products consist of distributors such as Ingram Micro, catalogs and specialty resellers targeting corporate accounts. We market to these channels with direct sales through our employees. In Europe we use distributors and specialty resellers. We use these distribution channels not only to increase branded product sales but also to establish customer demand for new products that generate OEM sales.

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

CUSTOMERS

         Our ten largest customers by revenue in 2000 were:


1. NEC Corporation                                      6. Microsoft Corporation
2. inFocus, Inc.                                        7. Hitachi, Ltd.
3. International Engineering and Electronics            8. Mitsubishi Electronics America, Inc.
4. Sony Corporation                                     9. Toshiba Corporation
5. Sharp Corporation                                    10. Varian, Inc.


         In 2000, no single customer exceeded 10% of consolidated revenues.

MANUFACTURING

         We manufacture FSR sensors at our facility in Camarillo, California. This facility is capable of operating on a single, double, or triple shift basis, as volume dictates. We acquire raw materials and components from a number of sources, mostly within the United States. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of these materials are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods. We contract with a manufacturer in China to conduct most of our high volume, non-FSR manufacturing operations.

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

         We employ 32 people in our product design, engineering support and advanced technology departments in the US and in Japan. As appropriate, we engage outside software development firms to facilitate the integration of our products into our customers' appliances.

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

         Aspects of our technology are protected by more than 65 patents issued or pending in the United States and abroad, as well as by trade secrets and proprietary knowledge. Products incorporating our force sensing technologies are sold under trademarks issued or pending in the United States and various other countries. Of the initial FSR patents granted, those which cover certain aspects of the use of an uneven surface to produce variable resistance, the first of these patents expired on September 24, 1999. We have continued our efforts to improve the design, formulation, and manufacture of our sensors; some of these improvements are maintained as trade secrets, while U.S. and foreign patents have been applied for with respect to others. Other patents, covering various apparatus, processes and methods related to the force sensing technology will expire between 2001 and 2015. Various corresponding foreign patents will expire between 2001 and 2015. U.S. patents covering various materials and processes used in our current generation of products, as well as new devices for angle and displacement sensing, were granted during 1995 and our CLICKTRIGGER design was afforded patent protection in 1997. We have also filed U.S. and foreign patent applications regarding the design, and several key operating features, of our REMOTELINK technology.

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

EMPLOYEES

         We had 118 full-time employees in the United States as of December 31, 2000; 109 at our corporate offices and manufacturing facilities, and nine at our regional sales offices. Our Japanese subsidiary had 34 employees on that date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains information as of March 9, 2001 with respect to each person who is an executive officer of Interlink:


NAME                               AGE    POSITION
----                               ---    --------
E. Michael Thoben, III..........    47    President, Chief Executive Officer and Chairman of the Board
Paul D. Meyer...................    41    Chief Financial Officer and Secretary
Tamio Mori......................    54    President and General Manager, Interlink Electronics K.K.
Michael W. Ambrose..............    41    Vice President--Engineering


         E. MICHAEL THOBEN, III has served as Interlink's president, chief executive officer and chairman of the board of directors since 1994. From 1990 to 1994, he served as Interlink's president and a director. Prior to joining Interlink in 1990, Mr. Thoben was employed by Polaroid Corporation for 11 years, most recently as the manager of one of Polaroid's seven strategic business units on a worldwide basis. Mr. Thoben is currently a director of the American Electronics Association. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and The Wharton School of Business.

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

         TAMIO MORI has served as the president and general manager of Interlink Electronics K.K., Interlink's 80% owned Japanese subsidiary, since 1993. Prior to Interlink, Mr. Mori served in increasingly senior positions for 22 years with Mitsubishi Petrochemical Corporation, most recently as Assistant General Manager of New Business Development. He has a Master of Chemical Engineering and a Bachelor of Science in Organic Chemistry from Waseda University.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was traded on the Nasdaq Small Cap Market System from June 7, 1993 to September 14, 1995 and since then on the Nasdaq National Market System under the symbol "LINK." The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the quarters indicated. These prices do not include retail markups, markdowns or commissions. The number of shares and the prices reflect a three-for-two stock split effected as a stock dividend on shares of our common stock outstanding on March 20, 2000.

                                                       LOW        HIGH
                                                      ------     ------
YEAR ENDED DECEMBER 31, 1999
   First Quarter...............................       $ 2.67     $ 4.17
   Second Quarter..............................         3.13       7.09
   Third Quarter...............................         4.52       9.50
   Fourth Quarter..............................         5.25      41.34

YEAR ENDED DECEMBER 31, 2000
   First Quarter...............................       $25.33     $69.17
   Second Quarter..............................        17.31      62.67
   Third Quarter...............................        15.00      50.00
   Fourth Quarter..............................         8.50      31.73

YEAR ENDING DECEMBER 31, 2001
   First Quarter (through March 9, 2001).......       $ 5.81     $15.69



         On March 9, 2001, the closing price of the common stock on the Nasdaq National Market was $7.469. As of March 9, 2001 there were approximately 83 shareholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink's outstanding common stock is held of record in broker "street names" for the benefit of individual investors. As of March 9, 2001 there were 9,538,170 shares outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999 and 2000 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, our independent public accountants, and are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1996 and 1997 and the consolidated balance sheets dated as of December 31, 1996, 1997 and 1998 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP and are not included in this Form 10-K.

                                                                               YEAR ENDED DECEMBER 31,

                                                            1996          1997           1998        1999          2000
                                                          ---------     ----------   ----------    ----------   ---------
                                                                       (IN THOUSANDS, EXCEPT PER-SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   $ 13,485      $  19,153    $  22,095     $  28,106   $  33,870
Cost of revenues                                              7,028         11,829       13,954        17,640      19,453
                                                          ---------     ----------   ----------    ----------   ---------
  Gross profit                                                6,457          7,324        8,141        10,466      14,417

Operating expenses:
  Product development and research                            1,234          1,600        1,416         2,225       3,222
  Selling, general and administrative                         4,617          5,555        5,837         5,799       7,612
                                                          ---------     ----------   ----------    ----------   ---------
     Total operating expenses                                 5,851          7,155        7,253         8,024      10,834
                                                          ---------     ----------   ----------    ----------   ---------
     Operating income                                           606            169          888         2,442       3,583
                                                          ---------     ----------   ----------    ----------   ---------
Other income (expense):
     Minority interest                                           --             --           --           (31)        (25)
     Interest income (expense)                                 (118)          (152)        (127)           35          94
     Cost of cancelled equity offering                           --             --           --            --        (769)
     Other                                                       27             13         (359)          (86)        (49)
                                                          ---------     ----------   ----------    ----------   ---------
            Total other income (expense)                        (91)          (139)        (486)          (82)       (749)
                                                          ---------     ----------   ----------    ----------   ---------
Income before provision (benefit)
  for income taxes                                              515             30          402         2,360       2,834
Provision (benefit) for income taxes                             --             --           --           252        (274)
                                                          ---------     ----------   ----------    ----------   ---------
Net income                                                 $    515      $      30    $     402     $   2,108   $   3,108
                                                          =========     ==========   ==========    ==========   =========
Earnings per share--basic(1)                               $   0.08      $    0.00    $    0.05     $    0.26   $    0.35
Earnings per share--diluted(1)                             $   0.07      $    0.00    $    0.05     $    0.21   $    0.28

                                                                                      DECEMBER 31,
                                                            1996           1997         1998          1999         2000
                                                          ---------     ----------   ----------    ----------   ---------
                                                                                          (in thousands)
BALANCE SHEET DATA:
Working capital                                            $  8,969      $  12,461    $  14,139     $  17,644   $  23,128
Total assets                                                 13,185         17,555       19,577        24,707      31,774
Short term debt                                                 403          1,090          630           518       2,079
Long term debt and capital lease obligations                    850            724        1,423         1,424       2,598
Stockholders' equity                                          9,969         13,453       14,665        18,247      22,433
-----------

(1) As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         We are a leader in the development of intuitive interface devices for a variety of home and business applications. We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1992, we developed and refined our FORCE SENSING RESISTOR, or FSR, technology and sold it to customers for electronic, musical, medical and other applications, which we now refer to as the specialty components market. In 1992, we introduced our first branded computer pointing device, PORTAPOINT, and in 1994, we introduced our first wireless pointing device, REMOTEPOINT. With the advent of this latter device, we established ourselves as a leading supplier to OEMs in the computerized presentation system market, which we now call the business communications market. In 1999, we introduced the ePad product for e-transactions applications and IntuiTouch technology for the home entertainment market.

         Revenue, net of allowances for returns and warranty, is recognized upon shipment of product. Royalty revenue is recorded when earned. Revenues have increased steadily during the last six years as we have established ourselves in new markets and built a base of OEM customers in the computer, computer peripheral and business communications industry. Gross profit, as a percentage of revenues, varies depending on product and licensing revenue mix. Product development and research expenditures, which includes engineering, contract engineering and development and material costs of development, have generally increased as revenue has increased but has remained relatively consistent as a percentage of revenues, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in existing markets and to develop new ones. Selling, general and administrative expense, which includes sales, marketing and administrative personnel, advertising, sales commissions, reseller incentives, tradeshow costs and other sales expenses, declined through 1999, stabilized in 2000, as a percentage of sales, reflecting the amortization of a relatively fixed expense requirement over a larger revenue base. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we historically have not paid income tax. Beginning in 1999, some of these loss carryforwards began to expire or became fully utilized; therefore income taxes are expected to increase on both a percentage and absolute dollar basis. Other income (expense) was significant in 1998 and 2000 as the result of a non-recurring legal settlement expense and the cancelled offering cost.

         Prior to 1999, operations was a net user of cash and we funded this through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million and was essentially break-even in 2000.

         Sales of business communications intuitive interface devices accounted for 61% of our total sales in 2000 and 62% of our total sales in the three years ended December 31, 2000. Our business communications sales in dollars grew at an average annualized rate of 20% in 2000. Because our market share for business communications interface devices is approximately 80%, we expect that our ability to achieve further revenue growth in this market will largely depend on growth in the market itself.

         We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 43% of our 2000 revenues came from Japanese customers. As a result we are subject to foreign currency exchange rate fluctuations, primarily in the yen/dollar exchange rate.

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

         In June 1998 and June 1999, the AICPA issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. We adopted this standard in January 2001, however, we do not expect its implementation to have a significant impact on our financial position or results of operations.

RESULTS OF OPERATIONS

         The following table presents our historical operating results for the periods indicated as a percentage of revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                           1998         1999           2000
                                                         ---------    ---------    ---------
Revenues                                                       100%         100%         100%
                                                         ---------    ---------    ---------
Gross profit                                                    37           37           42
Operating expenses:
Product development and research                                 7            8           10
Selling, general and administrative                             26           20           22
                                                         ---------    ---------    ---------
Total operating expenses                                        33           28           32
                                                         ---------    ---------    ---------
Operating income                                                 4            9           10
Other income (expense)                                          (2)          --           (2)
Income tax                                                      --            1           (1)
                                                         ---------    ---------    ---------
Net income                                                       2%           8%           9%
                                                         =========    =========    =========


FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1999

         Revenues increased 21% from $28.1 million in 1999 to $33.9 million in 2000. This revenue growth is a result primarily of growth in sales to the business communications market and, to a lesser extent, from a twofold increase in home entertainment sales to $2.9 million reflecting our initial penetration of that market.

         Gross profit as a percent of sales improved to 42% in 2000 from 37% in 1999 due to growth in home entertainment and $2.6 million in licensing revenues.

         Product development and research expense increased 45% from $2.2 million in 1999 to $3.2 million in 2000 while increasing marginally as a percentage of sales. The increase reflects our continuing commitment to develop products that will support our leadership position in our existing and targeted markets.

         Selling, general and administrative expense increased 31% from $5.8 million in 1999 to $7.6 million in 2000 and increased as a percentage of sales from 20% in 1999 to 22% in 2000 . The percentage increase reflects the creation of sales and marketing teams for the home entertainment and e-transaction markets.

         In 2000, we recorded a nonrecurring expense of $769,000 related to a cancelled public stock offering.

         In 2000, we recorded a deferred tax asset of $600,000 related to our $12.8 million in federal net operating loss carryforwards.

         Operating income was $3.6 million and net income was $3.1 million in 2000, the increases over 1999 were primarily attributable to increased sales.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1998

         Revenues increased 27% from $22.1 million in 1998 to $28.1 million in 1999. This revenue growth is a result primarily of growth in sales to the business communications market and, to a lesser extent, from a threefold increase in home entertainment sales to $1.5 million reflecting our initial penetration of that market.

         Gross profit as a percent of sales did not change appreciably.

         Product development and research expense increased 57% from $1.4 million in 1998 to $2.2 million in 1999 while increasing marginally as a percentage of sales. The increase reflects our continuing commitment to develop products that will support our leadership position in our existing and targeted markets.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table presents unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2000, as well as such data expressed as a percentage of revenue. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                      QUARTER ENDED (UNAUDITED)
                                                                            (IN THOUSANDS)
                                       March 31,   June 30,   Sept 30,   Dec 31,  March 31,   June 30,  Sept 30,   Dec 31,
                                         1999        1999       1999       1999      2000      2000       2000      2000
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Revenue                              $    6,503  $   6,958  $  7,207   $  7,438  $  7,685   $  8,257   $ 8,625   $ 9,303

 Cost of revenues                          4,107      4,287     4,573      4,673     4,771      4,661     4,833     5,188
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------

 Gross profit                              2,396      2,671     2,634      2,765     2,914      3,596     3,792     4,115
 Operating expenses:
 Product development
   and research                              483        565       543        634       619        955       725       923
 Selling, general
   and administrative                      1,448      1,532     1,431      1,388     1,511      1,790     2,207     2,104
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Total operating expenses                  1,931      2,097     1,974      2,022     2,130      2,745     2,932     3,027
 Operating income                            465        574       660        743       784        851       860     1,088
 Other income (expense)                       15          9        (9)       (97)       72       (783)       43       (81)
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Income before
   income taxes                              480        583       651        646       856         68       903     1,007
 Income tax expense (benefit)                 72         75       105         --       144         --       106      (524)
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Net income                           $      408  $     508  $    546   $    646  $    712   $     68   $   797   $ 1,531
                                      ==========  =========  =========  ========= =========  =========  ========  ========
                                       March 31,   June 30,   Sept 30,   Dec 31,  March 31,   June 30,  Sept 30,   Dec 31,
                                         1999        1999       1999       1999      2000      2000       2000      2000
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Revenue                                     100%       100%      100%       100%      100%       100%      100%      100%
 Cost of revenues                           63.2       61.6      63.5       62.8      62.1       56.5      56.0      55.8
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Gross profit                               36.8       38.4      36.5       37.2      37.9       43.5      44.0      44.2
 Operating expenses:
 Product development
   and research                              7.3        8.1       7.5        8.5       8.0       11.5       8.4       9.9
 Selling, general
   and administrative                       22.3       22.0      19.9       18.7      19.7       21.7      25.6      22.6
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Total operating expenses                   29.6       30.1      27.4       27.2      27.7       33.2      34.0      32.5
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Operating income                            7.2        8.3       9.1       10.0      10.2       10.3      10.0      11.7
 Other income (expense)                      0.2        0.1       0.0       (1.3)      0.9       (9.5)      0.5      (0.9)
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Income before income taxes                  7.4        8.4       9.1        8.7      11.1        0.8      10.5      10.8
 Income tax expense (benefit)                1.1        1.1       1.5         --       1.9         --       1.3      (5.6)
                                      ----------  ---------  ---------  --------- ---------  ---------  --------  --------
 Net income                                  6.3%       7.3%      7.6%       8.7%      9.2%       0.8%      9.2%     16.4%
                                      ==========  =========  =========  ========= =========  =========  ========  ========


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 2000 was $23.1 million versus $17.6 million at the end of 1999. This increase resulted from positive results from operations, proceeds from debt agreements obtained through Japanese banks and cash received from the exercises of employee stock options.

         Operations was essentially break-even from a cash standpoint in 2000 as compared to a cash provider of $2.9 million in 1999. Our growth into two new business sectors as well as the inventory investment required for the transition to a new contract manufacturer resulted in the cash flow difference.

         We spent $529,000 in 1999 and $640,000 in 2000 to purchase additional manufacturing equipment and computer equipment related to our internal computer network. We invested $104,000 in new patents in 1999 and $74,000 in 2000.

         We have a maximum amount available under our Japanese bank line of credit to $1.1 million, none of which was used as of December 31, 2000. Our U.S. line of credit was unused at December 31, 2000 and had $5 million of availability as of that date. We have a $1 million equipment lease line, unused at December 31, 2000. The exercise of outstanding stock options is a potential source of equity capital that may be available to us. We believe that our current cash balances and lines of credit will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn of results in sufficient magnitude could adversely affect our ability to meet that forecast.

ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

         Our Japanese subsidiary, Interlink Electronics K.K., generally transacts its sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we will from time to time purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. During 2000, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principle objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from brokers. At December 31, 2000, the Company had foreign currency exchange contracts outstanding with a notional value of $7.0 million. During fiscal 2000, the Company recognized $601,000 of gains on foreign currency exchange contracts which is reflected in income in the accompanying consolidated statements of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information required by this item is included at pages F-1 to F-14 and as listed in Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to our directors will be included under "Election of Directors" in our definitive proxy statement for our 2001 annual meeting of stockholders (the "2001 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to our executive officers will be included under Item 4(A) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be included under "Executive Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. FINANCIAL STATEMENTS

                                                                                          PAGE IN THIS
                                                                                              REPORT
                                                                                          ------------
Interlink Electronics, Inc.--Consolidated Financial Statements......................            F-1
Report of Independent Public Accountants...........................................             F-2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000..........             F-3
Consolidated Statements of Operations for each of the years in the period
   ended December 31, 2000.........................................................             F-4
Consolidated Statements of Stockholders' Equity for each of the years
   in the period ended December 31, 2000...........................................             F-5
Consolidated Statements of Cash Flows for each of the years in
   the period ended December 31, 2000..............................................             F-6
Notes to Consolidated Financial Statements.........................................             F-7


         2. EXHIBITS

         The exhibits listed below are filed as part of this report.


       EXHIBIT
        NUMBER
       -------
           3.1 Certificate of Incorporation as amended.

           3.2 Bylaws.

          10.1 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Post-Effective Amendment No. 8 to Registrant's Registration
               Statement on Form S-1 (Registration No. 333-60380) (the Form S-1
               Registration Statement).*

          10.2 1996 Stock Incentive Plan as amended.*

          10.3 Description of Registrant's Management Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

          10.4 Lease Agreement dated August 15, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10- K for the year ended December 31, 1998).

          10.5 License Agreement between the Registrant and Toshiba Silicone Co., Ltd.
               dated March 10, 1989 (incorporated by reference to Exhibit 10.14 of the
               Form S-1 Registration Statement).

          10.6 Restructuring Agreement, entered into and effective as of September 7, 1994, by and between InvestAR S.a.r.l., Interlink Electronics Europe, S.a.r.l.,
               and IEE Finance, S.a.r.l. (incorporated by reference to Exhibit 10.6 of the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.7 Exclusive License and Distributor Agreement between the Registrant and
               Interlink Electronics Europe S.a.r.l., Amended and Restated as of September 7, 1994
               (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1999).

          10.8 Agreement between the Government of Luxembourg, Interlink Electronics Europe S.a.r.l.,
               IEE Finance S.a.r.l., the Registrant and InvestAR S.a.r.l. dated December 18, 1989
               (incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement).

          10.9 Agreement with InvestAR S.a.r.l. and ARBED S.A. (undated) (incorporated by reference to Exhibit


               10.20 of the Form S-1 Registration Statement).

         10.10 Ink Technology Transfer Agreement between the Registrant and InvestAR S.a.r.l.
               dated December 11, 1992 (incorporated by reference to Exhibit 10.23 of the
               Form S-1 Registration Statement).

         10.11 Financing Agreement between the Registrant and InvestAR S.a.r.l. in relation with the
               Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement).

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

         10.14 Credit Agreement between Wells Fargo Bank, National Association, and the Registrant
               dated September 1, 2000 (incorporated by reference to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2000).+

          21.1 Subsidiaries of the Registrant.

          23.1 Consent of Arthur Andersen LLP.

          24.1 Power of Attorney (see signature page).
-----------

* This exhibit constitutes a management contract or compensatory plan or arrangement.

+ Exhibits for which Registrant has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 29, 2001.

                      INTERLINK ELECTRONICS, INC.
                      By:
                            E. MICHAEL THOBEN, III
                            ----------------------------------------------------
                            E. MICHAEL THOBEN, III
                            CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 29, 2001 on behalf of the Registrant and in the capacities indicated:


SIGNATURES                                                    TITLE
----------                                                    -----

E. MICHAEL THOBEN, III                                        President, Chief Executive Officer and
------------------------------------                          Chairman of the Board of Directors
E. MICHAEL THOBEN, III                                        (Principal Executive Officer)


PAUL D. MEYER                                                 Chief Financial Officer and Secretary
------------------------------------                          (Principal Financial Officer and
PAUL D. MEYER                                                 Principal Accounting Officer)


GEORGE GU                                                     Director
------------------------------------
GEORGE GU


EUGENE F. HOVANEC                                             Director
------------------------------------
EUGENE F. HOVANEC


MERRITT M. LUTZ                                               Director
------------------------------------
MERRITT M. LUTZ


                                                              Director
------------------------------------
JOHN A. BUCKETT, II


                           INTERLINK ELECTRONICS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
Interlink Electronics, Inc.--Consolidated Financial Statements............... F-1
      Report of Independent Public Accountants............................... F-2
      Consolidated Balance Sheets............................................ F-3
      Consolidated Statements of Operations.................................. F-4
      Consolidated Statements of Stockholders' Equity........................ F-5
      Consolidated Statements of Cash Flows.................................. F-6
      Notes to Consolidated Financial Statements............................. F-7


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interlink Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and its subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
February 14, 2001

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PAR VALUE)
-------------------------------------------------------------------------------


ASSETS                                                             DECEMBER 31,
Current assets:                                              1999             2000
                                                          ----------       ----------
  Cash and cash equivalents                               $    7,492       $   10,506
  Accounts receivable, less allowance for
    doubtful accounts of $620 and $722
    in 1999 and 2000, respectively                             7,056            8,613
  Inventories                                                  7,928            9,435
  Deferred tax asset                                               -              600
  Prepaid expenses and other current assets                      173              661
                                                          ----------       ----------
    Total current assets                                      22,649           29,815
                                                          ----------       ----------
  Property and equipment, net                                  1,559            1,632
  Patents and trademarks, less accumulated
     amortization of $739 and $860
     in 1999 and 2000, respectively                              282              235
  Other assets                                                   217               92
                                                          ----------       ----------
       Total Assets                                       $   24,707       $   31,774
                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt
     and capital lease obligations                        $      518       $    2,079
  Accounts payable                                             3,041            3,305
  Accrued payroll and related expenses                           957              936
  Other accrued expenses                                         489              367
                                                          ----------       ----------
   Total current liabilities                                   5,005            6,687
                                                          ----------       ----------
Minority interest                                                 31               56
Long-term debt, net of current portion                         1,261            2,547
Capital lease obligations, net of current portion                163               51
Commitments and contingencies                                     --               --
Stockholders' equity:
 Preferred stock, $5.00 par value
     (100 shares authorized, none issued
     and outstanding)                                             --               --
 Common stock $0.00001 par value
     (50,000 shares authorized, 8,553
     and 9,249 issued and outstanding
     at December 31, 1999 and 2000, respectively)             26,197           27,630
 Accumulated other comprehensive income (loss)                   187             (168)
 Accumulated deficit                                          (8,137)          (5,029)
                                                          ----------       ----------
     Total stockholders' equity                               18,247           22,433
                                                          ----------       ----------

         Total Liabilities and Stockholders' Equity       $   24,707       $   31,774
                                                          ==========       ==========

The accompanying notes are an integral part of these consolidated balance sheets.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                        YEARS ENDED DECEMBER 31,
                                                  1998            1999           2000
                                               -----------    -----------    -----------
Revenues                                       $    22,095    $    28,106    $    33,870
Cost of revenues                                    13,954         17,640         19,453
                                               -----------    -----------    -----------
Gross profit                                         8,141         10,466         14,417
Operating expenses:
   Product development and research                  1,416          2,225          3,222
   Selling, general and administrative               5,837          5,799          7,612
                                               -----------    -----------    -----------
      Total operating expenses                       7,253          8,024         10,834
                                               -----------    -----------    -----------
Operating income                                       888          2,442          3,583
                                               -----------    -----------    -----------
Other income (expense):
   Minority interest                                    --            (31)           (25)
   Interest income (expense)                          (127)            35             94
   Cost of cancelled equity offering                    --             --           (769)
   Other (expense)                                    (359)           (86)           (49)
                                               -----------    -----------    -----------
      Total other income (expense)                    (486)           (82)          (749)
                                               -----------    -----------    -----------
Income before provision (benefit) for
     income taxes                                      402          2,360          2,834
Provision (benefit) for income taxes                    --            252           (274)
                                               -----------    -----------    -----------
Net income                                     $       402    $     2,108    $     3,108
                                               ===========    ===========    ===========
Earnings per share--basic                      $      0.05    $      0.26    $      0.35
Earnings per share--diluted                    $      0.05    $      0.21    $      0.28

Weighted average shares--basic                       7,818          8,016          8,892
Weighted average shares--diluted                     7,818         10,014         11,130


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                                          COMMON STOCK               OTHER
                                                      ----------------------     COMPREHENSIVE     ACCUMULATED
                                                       SHARES       AMOUNT       INCOME (LOSS)       DEFICIT        TOTAL
                                                      ---------    ---------    ---------------    ------------   -------
Balance, December 31, 1997                                7,803    $  24,629    $       (529)      $ (10,647)     $13,453
  Comprehensive income:
    Net income                                               --           --              --             402          402
    Foreign currency translation adjustment                  --           --             745              --          745
                                                                                                                  -------
      Comprehensive income                                                                                          1,147
  Exercise of options                                        21           65              --              --           65
                                                      ---------    ---------    ---------------    ------------   -------
Balance, December 31, 1998                                7,824       24,694             216         (10,245)      14,665
  Comprehensive income:
    Net income                                               --           --              --           2,108        2,108
    Foreign currency translation adjustment                  --           --             (29)             --          (29)
                                                                                                                  -------
      Comprehensive income                                                                                          2,079
  Exercise of options                                       729        1,503              --              --        1,503
                                                      ---------    ---------    ---------------    ------------   -------
Balance, December 31, 1999                                8,553       26,197             187          (8,137)      18,247
  Comprehensive income:
    Net income                                               --           --              --           3,108        3,108
    Foreign currency translation adjustment                  --           --            (355)             --         (355)
                                                                                                                  -------
      Comprehensive income                                                                                          2,753
  Exercise of options                                       696        1,433              --              --        1,433
                                                      ---------    ---------    ---------------    ------------   -------
Balance, December 31, 2000                                9,249    $  27,630    $       (168)      $  (5,029)     $22,433
                                                      =========    =========    ===============    ============   =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                 YEARS ENDED DECEMBER 31,
                                                           1998           1999         2000
                                                        -----------   ----------    -----------
Cash flows from operating activities:
  Net income                                             $     402      $  2,108      $   3,108
  Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
    Provision for bad debts                                    110           183            133
    Depreciation and amortization                              533           630            688
    Minority interest                                           --            31             25
    Deferred tax asset                                          --            --           (600)
    Changes in operating assets and liabilities:
      Accounts receivable                                   (1,184)         (481)        (1,764)
      Inventories                                           (1,335)       (1,132)        (1,507)
      Prepaid expenses and other current assets                344             1           (488)
      Other assets                                              80          (106)           125
      Accounts payable                                         285           821            264
      Accrued payroll and related expenses                     286           807            (69)
                                                        -----------   ----------    -----------
      Net cash provided by (used in)
       operating activities                                   (479)        2,862            (85)
                                                        -----------   ----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                       (846)         (529)          (640)
    Costs of patents and trademarks                             --          (104)           (74)
                                                        -----------   ----------    -----------
    Net cash used in investing activities                     (846)         (633)          (714)
                                                        -----------   ----------    -----------
Cash flows from financing activities:
    Borrowing on credit line                                   548            --             --
    Payments on credit line                                   (992)         (132)            --
    Borrowings on notes payable to bank                        880           583          3,967
    Principal payments on notes payable to bank                (42)         (231)        (1,049)
    Proceeds from sales/leaseback                              332            --             --
    Principal payments on capital lease
      obligations                                             (487)         (331)          (183)
    Proceeds from issuance of common stock, net                 65         1,503          1,433
                                                        -----------   ----------    -----------
       Net cash provided by financing activities               304         1,392          4,168
                                                        -----------   ----------    -----------
    Effect of exchange rate changes on cash                    745           (29)          (355)
                                                        -----------   ----------    -----------
       Increase (decrease) in cash and cash
         equivalents                                          (276)        3,592          3,014
    Cash and cash equivalents:
       Beginning of year                                     4,176         3,900          7,492
                                                        -----------   ----------    -----------
       End of year                                        $  3,900      $  7,492      $  10,506
                                                        ===========   ==========    ===========

Supplemental disclosure of cash flow information:
    Interest paid                                         $    127      $     93      $     128
    Income taxes paid                                            1             2             --


The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interlink Electronics, Inc. (the "Company") is engaged in the development of intuitive interface technologies and solutions for a variety of business and home applications. Our products enable a user to control and communicate with various products such as digital set-top boxes, digital televisions and other electronic products, which we refer to as appliances, by providing an intuitive device on which the user can remotely input a variety of commands. Our products incorporate patented sensor and wireless communication technologies and proprietary applications and ergonomic designs. Products include interactive remote controls, pen input pads, wireless keyboards and integrated mouse pointing devices. Force Sensing Resistors are a key component of the Company's products.

         CONSOLIDATION POLICY--The consolidated financial statements include the accounts of the Company and its 80 percent owned Japanese subsidiary. All material intercompany accounts and transactions have been eliminated.

         REVENUE RECOGNITION--The Company generally recognized product revenue, net of allowances for returns and warranty, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company generally warrants its products against defects in materials and workmanship for 1 year. The estimated cost of warranty obligations is recognized at the time of revenue recognition. Royalty revenue is recorded when earned.

         FOREIGN CURRENCY TRANSLATION/TRANSACTIONS--The accounts of the Company's foreign subsidiary have been translated according to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 52, "Foreign Currency Translation." Management has determined that the functional currency of its foreign subsidiary is the Japanese Yen. Thus all foreign translation gains or losses are reflected as other comprehensive income in the consolidated statement of stockholders' equity. The foreign subsidiary's balance sheets are translated into U.S. dollars using the year-end exchange rate except for stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statements of operations for the period in which they occur.

         CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market. At December 31, 1999 and 2000, the Company had $5.8 million and $8.2 million, respectively, of cash in excess of federally insured limits.

         FINANCIAL INSTRUMENTS--The carrying amounts of the Company's line of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2000 and 1999, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principle objective of such contracts was to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. There were no off balance sheet derivatives during 1998. The fair value of foreign currency contracts is estimated by obtaining quotes from brokers. At December 31, 1999 and 2000, the Company had foreign currency contracts outstanding with a notional and fair value of $5.4 million and $7 million respectively. During fiscal 1999 and 2000, the Company recognized $440,000 of losses and $601,000 of gains, respectively, on foreign exchange contracts which are included in income in the accompanying consolidated statements of operations.

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

         PATENTS AND TRADEMARKS--The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $98,000, $99,000 and
$121,000, respectively.

         INCOME TAXES--The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes". Under this statement, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

         EARNINGS PER SHARE--Earnings per share-basic is based upon the weighted average number of shares outstanding. Earnings per share-diluted is based on the weighted average shares outstanding including the dilutive effect of common stock equivalents. (See Note 8)

         ACCOUNTS RECEIVABLE--Increases to the allowance for doubtful accounts totaled $177,000, $183,000 and $133,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Write-offs against the allowance for doubtful accounts totaled $67,000, $25,000 and $31,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         RECENT PRONOUNCEMENTS--In June 1998 and June 1999, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. The Company adopted this standard in January 2001; however, the Company does not expect its implementation to have a significant impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company will adopt the provisions of SAB No. 101 in the first quarter of fiscal 2001 and expects that its adoption will have no material impact on its financial position or its results of operations.

         RECLASSIFICATIONS--Certain prior year balances have been reclassified to conform to the current year presentation.

2. INVENTORIES

         Inventories consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                  ------------------------------
                                                      1999                2000
                                                  ------------       -----------
                  Raw material................... $      3,705       $     3,345
                  Work in process................          645               582
                  Finished goods.................        3,578             5,508
                                                  ------------       -----------
                  Total inventories.............. $      7,928       $     9,435
                                                  ============       ===========

3. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                  ------------------------------
                                                      1999                2000
                                                  ------------       -----------
                  Furniture, machinery and
                      equipment.................. $      4,450       $     5,090
                  Leasehold improvements.........          212               212
                                                  ------------       -----------
                                                         4,662             5,302

                  Less accumulated depreciation
                      and amortization...........       (3,103)           (3,670)
                                                  ------------       -----------
                  Property and equipment, net.... $      1,559       $     1,632
                                                  ============       ===========


         Depreciation and amortization expense charged to operations amounted to $436,000, $531,000 and $567,000 for the years ended 1998, 1999, and 2000, respectively. Included in property and equipment are assets financed under capital leases with a net book value of $412,000 and $267,000 at December 31, 1999 and 2000 respectively.

4. LINES OF CREDIT

         The Company maintains a $5,000,000 domestic revolving line of credit with Wells Fargo Bank, N.A. at a fluctuating rate per annum equal to the prime rate in effect from time to time or at a fixed rate per annum determined by the bank to be 2.0% above LIBOR in effect on the first day of the applicable fixed rate term (8.5% at December 31, 2000). This commitment will expire on June 1, 2002

         The Company also has a $1,000,000 non-revolving commitment from Wells Fargo Bank, N.A. to be used to finance the Company's purchases of equipment. This line carries a fluctuating interest rate per annum equal to the prime rate in effect from time to time or at a fixed rate per annum determined by Wells Fargo to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term (8.5% at December 31, 2000). This commitment will expire on June 1, 2001.

         Both commitments are secured by all of the Company's assets and require the Company to meet certain financial covenants, all of which were satisfied at December 31, 2000.

         The Company had no borrowings on any of the above-mentioned lines in the current year.

5. LONG-TERM DEBT AND CAPITAL LEASES

         BANK LOANS--The Company's Japanese subsidiary, Interlink
Electronics, KK, maintains unsecured loans with four banks. The loans carry a weighted average interest rate of 2.6% and are payable in monthly installments through the year 2006. The combined balance outstanding as of December 31, 1999 and 2000 was $1,596,000 and $4,515,000, respectively.

         CAPITAL LEASE OBLIGATIONS--The Company had an equipment lease financing agreement for the purchase of equipment. Terms include a standard payment schedule of up to 48 months at an effective interest rate of 8.35%.

         At December 31, 2000, scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

                                                              DEBT             LEASES
                                                           -----------       -----------
                  2001...................................  $     2,049       $       120
                  2002...................................          687                52
                  2003...................................          707                --
                  2004...................................          550                --
                  2005...................................          390                --
                  Thereafter.............................          327                --
                                                           -----------       -----------
                                                                 4,710               172
                  Less amount representing interest......         (195)              (10)
                                                           -----------       -----------
                  Present value of minimum payments......        4,515               162
                                                           -----------       -----------
                  Less current portion...................       (1,968)             (111)
                                                           -----------       -----------
                  Long term portion......................  $     2,547       $        51
                                                           ===========       ===========


6. CAPITALIZATION

         PREFERRED STOCK--The Company is authorized to issue up to 100,000 shares of Preferred Stock. As of December 31, 1999 and 2000, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

         COMMON STOCK--The Company is authorized to issue 50,000,000 shares of Common Stock.

         On March 20, 2000, the Company effected a three-for-two stock split by means of a stock dividend to its stockholders. All share information in these financial statements give retroactive effect to the stock split.

7. STOCK OPTIONS

         Under the terms of the Company's Option Plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 7,026,225.

         Information concerning stock options under the plans is summarized as follows (in thousands, except per share information):


                                                         1998                      1999                      2000
                                               ------------------------    ---------------------    ----------------------
                                                              WTD. AVG.                WTD. AVG.                  WTD. AVG.
                                                              EXERCISE                 EXERCISE                   EXERCISE
                                                 SHARES        PRICE       SHARES        PRICE        SHARES       PRICE
                                               ---------     ----------    -------    ----------    ---------     --------
       Outstanding beginning of year.........      2,122     $     3.75      3,082    $     1.83        2,881     $   2.19
       Granted...............................      3,729           2.14        583          3.71          960        24.50
       Exercised.............................        (21)          3.09       (729)         2.06         (696)        2.06
       Forfeited and expired.................     (2,748)          3.75        (55)         2.21         (151)       14.98
                                               ---------     ----------    -------    ----------    ---------     --------
       Outstanding end of year...............      3,082     $     1.83      2,881    $     2.19        2,994     $   8.81
                                               =========     ==========    =======    ==========    =========     ========

       Exercisable end of year...............      1,474     $     1.83      1,817    $     2.03        2,132     $   4.52
                                               =========     ==========    =======    ==========    =========     ========


         The following table summarizes information about options outstanding at December 31, 2000 (in thousands, except per share information):


                                                     OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                           -------------------------------------   ----------------------
                                                         WTD. AVG.
                                                         REMAINING      WTD. AVG.               WTD. AVG.
                                                        CONTRACTUAL     EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES                     NUMBER        LIFE          PRICE      NUMBER        PRICE
------------------------                   ---------     --------      ---------   ---------    ---------
       $1.83............................       1,661          2.7      $    1.83       1,649    $    1.83
       3.08 - 3.83......................         334          3.2           3.23         220         3.21
       5.50 - 5.67......................         102          3.7           5.50          52         5.50
       15.50 - 20.00....................         359          4.7          16.96          45        17.93
       29.00............................         538          4.1          29.00         166        29.00
                                           ---------     --------      ---------   ---------    ---------
                                               2,994          3.3      $    8.81       2,132    $    4.52
                                           =========     ========      =========   =========    =========

         The weighted average fair value at date of grant for options granted during 1998, 1999 and 2000 was $1.33, $1.91 and $17.88 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                             1998      1999      2000
                                             ----      ----      ----
Expected life (years)...............           4         4         4
Interest rate.......................         6.0%      5.8%      6.2%
Volatility..........................          79%       60%       95%
Dividend yield......................           0%        0%        0%


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company would have recorded stock-based compensation expense as follows (in thousands except per share information):


                                                                1998             1999        2000
                                                             -----------     -----------  -----------
Net income (loss) - as reported............................   $     402       $   2,108    $   3,108
                  - pro forma..............................      (1,198)            294       (3,180)
Basic earnings (loss) per share - as reported..............   $    0.05       $    0.26    $    0.35
                  - pro forma..............................       (0.15)           0.04        (0.36)
Diluted earnings (loss) per share - as reported............   $    0.05       $    0.21    $    0.28
                  - pro forma..............................       (0.15)           0.03        (0.36)


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

         The following table contains information necessary to calculate earnings per share (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        1998           1999         2000
                                                                      ---------     ----------   ---------
         Weighted average shares outstanding........................      7,818          8,016       8,892
         Effect of diluted securities; options and warrants.........         -- (1)      1,998       2,238
                                                                      ---------     ----------   ---------
         Weighted average shares--diluted...........................      7,818         10,014      11,130
                                                                      =========     ==========   =========
-----------

(1) The diluted share calculation result was anti-dilutive. Thus, the primary weighted average shares were used.

9. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES--The Company leases its main facility and certain equipment under operating leases expiring through 2003. Rent payments totaled approximately $239,000, $357,000 and $470,000 for 1998, 1999 and 2000,
respectively. Minimum lease commitments at December 31, 2000 are summarized as follows (in thousands):

         2001..........................  $    452
         2002..........................       284
         2003..........................       168
                                         --------
                                         $    904
                                         ========

         LEGAL MATTERS--From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company's financial position or results of operations.

10. INCOME TAXES

         As of December 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $12.8 million expiring through 2020.

         The Company has total net deferred tax assets as follows (in thousands):


                                                1999          2000
                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryforward           $    5,317     $   10,064
  Credits                                          120            168
  Accruals                                         179             39
  Reserves                                         483            581
   Depreciation on Amortization                    418            367
   Other                                          (148)             6
                                            ----------     ----------
     Total deferred tax assets                   6,369         11,225
   Valuation allowance                          (6,369)       (10,625)
                                            ----------     ----------
     Net deferred tax assets                $       --     $      600
                                            ==========     ==========

         A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

         The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):


                                                1998         1999         2000
                                              --------     --------     ---------
         Current taxes:
         Federal.........................     $   --       $   --       $    48
         State...........................         --           --            89
         Foreign.........................         --          252           189
                                              --------     --------     ---------
                Sub Total................         --          252           326
         Deferred taxes:
         Federal.........................         --           --          (408)
         State...........................         --           --          (192)
                                              --------     --------     ---------
         Provision (benefit) for income
                taxes....................     $   --       $  252       $  (274)
                                              ========     ========     =========

         Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):


                                                                    1998         1999         2000
                                                                  --------     --------     ---------
         Income taxes at the statutory federal rate............   $    137     $    802     $     964
         State income taxes, net of federal income tax effect..         24          142           170
         Foreign taxes at rates different than U.S. taxes......         --           12            14
         Utilization of net operating losses...................       (161)        (704)       (1,422)
                                                                  --------     ---------    ---------
                      Total provision for income taxes.........   $     --     $    252     $    (274)
                                                                  ========     ========     =========

11. REVENUE INFORMATION

         EXPORT SALES--The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.


                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                         1999        2000
                                      ----------   ----------
         Asia.........................   62%          57%
         Europe and other.............    7%          15%


         MAJOR CUSTOMERS-- In 1998, sales to three customers constituted approximately 15%, 14% and 10% of total revenues . In 1999, three customers constituted approximately 14%, 12% and 11%, of total revenues. In 2000, no single customer exceeded 10% of total revenues.

12. SEGMENT INFORMATION

         The Company has two separately managed business segments: (i) Business Communications and (ii) Specialty Components and Other. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands):


                                                              SPECIALTY
                      BUSINESS COMMUNICATIONS      COMPONENTS AND OTHER            TOTAL
                      -----------------------      --------------------          -------
1998
   Revenue............                $13,547                    $8,548          $22,095
   Gross profit.......                  4,722                     3,419            8,141
1999
   Revenue............                $17,693                   $10,413          $28,106
   Gross profit.......                  6,139                     4,327           10,466
2000
   Revenue............                $20,540                   $13,330          $33,870
   Gross profit.......                  6,171                     8,246           14,417


                                  EXHIBIT INDEX


       EXHIBIT
        NUMBER
       -------
           3.1 Certificate of Incorporation as amended.

           3.2 Bylaws.

          10.1 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Post-Effective Amendment No. 8 to Registrant's Registration
               Statement on Form S-1 (Registration No. 333-60380) (the Form S-1
               Registration Statement).*

          10.2 1996 Stock Incentive Plan as amended.*

          10.3 Description of Registrant's Management Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

          10.4 Lease Agreement dated August 15, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10- K for the year ended December 31, 1998).

          10.5 License Agreement between the Registrant and Toshiba Silicone Co., Ltd.
               dated March 10, 1989 (incorporated by reference to Exhibit 10.14 of the
               Form S-1 Registration Statement).

          10.6 Restructuring Agreement, entered into and effective as of September 7, 1994, by and between InvestAR  S.a.r.l., Interlink Electronics Europe, S.a.r.l.,
               and IEE Finance, S.a.r.l. (incorporated by reference to Exhibit 10.6 of the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.7 Exclusive License and Distributor Agreement between the Registrant and
               Interlink Electronics Europe S.a.r.l., Amended and Restated as of September 7, 1994
               (incorporated by reference to Exhibit 10.7 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1999).

          10.8 Agreement between the Government of Luxembourg, Interlink Electronics Europe S.a.r.l.,
               IEE Finance S.a.r.l., the Registrant and InvestAR S.a.r.l. dated December 18, 1989
               (incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement).

          10.9 Agreement with InvestAR S.a.r.l. and ARBED S.A. (undated) (incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement).

         10.10 Ink Technology Transfer Agreement between the Registrant and InvestAR S.a.r.l.
               dated December 11, 1992 (incorporated by reference to Exhibit 10.23 of the
               Form S-1 Registration Statement).

         10.11 Financing Agreement between the Registrant and InvestAR S.a.r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement).

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

         10.14 Credit Agreement between Wells Fargo Bank, National Association, and the Registrant
               dated September 1, 2000 (incorporated by reference to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2000).+

          21.1 Subsidiaries of the Registrant.

          23.1 Consent of Arthur Andersen LLP.

          24.1 Power of Attorney (see signature page).

-----------

* This exhibit constitutes a management contract or compensatory plan or arrangement.

+ Exhibits for which Registrant has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.