Form 10-Q
period 2001-03-31
INTERLINK ELECTRONICS INC
filed 2001-05-15
CIK 828146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________to_______


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

     Yes X     No
        ---      ---

Shares of Common Stock Outstanding, at May 1, 2001:  9,606,369

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements


INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------
                                                                      December 31,    March 31,
                                                                          2000          2001
                                                                         -------       -------
                                                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                              $10,506       $10,168
  Accounts receivable, less allowance for doubtful accounts
   of $722 and $732 in 2000 and 2001, respectively                         8,613         8,031
  Inventories                                                              9,435         9,384
  Deferred tax asset                                                         600           900
  Prepaid expenses and other current assets                                  661           380
                                                                         -------       -------
        Total current assets                                              29,815        28,863
                                                                         -------       -------
Property and equipment, net                                                1,632         1,685
Patents and trademarks, less accumulated amortization
    of $860 and $890 in 2000 and 2001, respectively                          235           205
Other assets                                                                  92            75
                                                                         -------       -------
Total assets                                                             $31,774       $30,828
                                                                         =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt and capital
      lease obligations                                                  $ 2,079       $ 1,677
    Accounts payable                                                       3,305         2,429
    Accrued payroll and related expenses                                     936           847
    Other accrued expenses                                                   367           289
                                                                         -------       -------
        Total current liabilities                                          6,687         5,242
                                                                         -------       -------
Minority interest                                                             56            68
Long term debt, net of current portion                                     2,547         2,205
Capital lease obligations, net of current portion                             51            28
Commitments and contingencies                                                 --            --
Stockholders' equity:
  Common stock $0.00001 par value (50,000 shares
    authorized, 9,249 and 9,607 outstanding at December 31,
    2000 and March 31, 2001, respectively)                                27,630        28,329
  Accumulated other comprehensive income                                    (168)         (748)
  Accumulated deficit                                                     (5,029)       (4,296)
                                                                         -------       -------
         Total stockholders' equity                                       22,433        23,285
                                                                         -------       -------
Total liabilities and stockholders' equity                               $31,774       $30,828
                                                                         =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------
                                                                                 Three Month Period
                                                                                  Ended March 31,
                                                                       ----------------------------------
                                                                            2000                2001
                                                                       --------------      --------------
Revenues                                                               $        7,685      $        7,389
Cost of revenues                                                                4,771               4,117
                                                                       --------------      --------------
Gross profit                                                                    2,914               3,272

Operating expense:
 Product development and research                                                 619                 844
 Selling, general and administrative                                            1,511               1,999
                                                                       --------------      --------------
  Total operating expense                                                       2,130               2,843
                                                                       --------------      --------------
Operating income                                                                  784                 429
                                                                       --------------      --------------
Other income (expense):
 Minority interest                                                                  -                 (12)
 Interest income                                                                    9                  59
 Other income                                                                      63                  63
                                                                       --------------      --------------
  Total other income (expense)                                                     72                 110
                                                                       --------------      --------------
Income before provision for income taxes                                          856                 539
Provision (benefit) for income taxes                                              144                (194)
                                                                       --------------      --------------
Net income                                                             $          712      $          733
                                                                       ==============      ==============
Earnings per share - basic                                             $          .08      $          .08
Earnings per share - diluted                                           $          .06      $          .07

Weighted average shares - basic                                                 8,576               9,409
Weighted average shares - diluted                                              11,189              10,875

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                                 Three Month Period
                                                                                   Ended March 31,
                                                                       -----------------------------------
                                                                            2000                 2001
                                                                       --------------       --------------
Cash flows from operating activities:
 Net income                                                            $          712       $          733
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Provisions for bad debts                                                         10                   10
  Depreciation and amortization                                                   234                  182
  Minority interest                                                                --                   12
  Deferred tax asset                                                               --                 (300)
  Changes in operating assets and liabilities:
   Accounts receivable                                                            205                  572
   Inventories                                                                 (1,304)                  51
   Prepaid expenses and other current assets                                     (480)                 281
   Other assets                                                                  (298)                  17
   Accounts payable                                                               235                 (876)
   Accrued payroll and expenses                                                  (216)                (167)
                                                                       --------------       --------------
     Net cash provided by (used in) operating activities                         (902)                 515

Cash flows from investing activities:
 Purchases of property and equipment                                             (152)                (205)
 Costs of patents and trademarks                                                  (37)                  --
                                                                       --------------       --------------
     Net cash used in investing activities                                       (189)                (205)
                                                                       --------------       --------------
Cash flows from financing activities:
 Borrowings on note payable to bank                                               352                   --
 Principal payments on note payable to bank                                      (109)                (732)
 Principal payments on capital lease obligations                                  (57)                 (35)
 Proceeds from issuance of common stock, net                                      266                  699
                                                                       --------------       --------------
     Net cash provided by (used in) financing activities                          452                  (68)

Effect of exchange rate changes on cash                                           (70)                (580)
                                                                       --------------       --------------
Decrease in cash and cash equivalents                                            (709)                (338)
Cash and cash equivalents:
 Beginning of period                                                            7,492               10,506
                                                                       --------------       --------------
 End of period                                                         $        6,783       $       10,168
                                                                       ==============       ==============
Supplemental disclosures of cash flow information:
 Interest paid                                                         $           12       $           32
 Income taxes paid                                                     $            1       $            2

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

1. Basis of Presentation of Interim Financial Data

The financial information herein for the three month periods ended March 31, 2000 and 2001 is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  Comprehensive Income

The following table provides the data required to calculate comprehensive income:

                                                           (In Thousands)
                                               ------------------------------------
                                               Accumulated Other
                                                 Comprehensive        Comprehensive
                                                    Income               Income
                                               -----------------      -------------
           Balance at December 31, 2000              $(168)
           Translation adjustment                     (580)              $(580)
           Net Income                                    -                 733
                                                     -----               -----
           Balance at March 31, 2001                 $(748)              $ 153
                                                     =====               =====

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

Revenue, net of allowances for returns and warranty, is recognized upon shipment of product. Royalty revenue is recorded when earned. Revenues have increased steadily during the last six years as we have established ourselves in new markets and built a base of OEM customers in the computer, computer peripheral and business communications industry. Gross profit, as a percentage of revenues, varies depending on product and licensing revenue mix. Product development and research expenditures, which includes engineering, contract engineering and development and material costs of development, have generally increased as revenue has increased but has remained relatively consistent as a percentage of revenues, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in existing markets and to develop new ones. Selling, general and administrative expense, which includes sales, marketing and administrative personnel, advertising, sales commissions, reseller incentives, tradeshow costs and other sales expenses, declined through 1999 and stabilized in 2000 as a percentage of sales, reflecting the amortization of a relatively fixed expense requirement over a larger revenue base. Because of net operating loss carryforwards available both for our U.S.- based and Japan-based operations, we historically have not paid income tax. Beginning in 1999, some of these loss carryforwards began to expire or became fully utilized; therefore income taxes are expected to increase on both a percentage and absolute dollar basis. Other income (expense) was significant in 1998 and 2000 as the result of a non-recurring legal settlement expense and cost related to a cancelled equity offering.

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

Results of Operations

Revenues declined 4% from $7.7 million in the three month period ended March 31, 2000 to $7.4 million in the three month period ended March 31, 2001. This revenue decrease is a result of lower sales to customers in the e-transaction and broadband home entertainment markets. Sales to customers in those markets accounted for 3% and 2% of revenues for the 2001 quarter, respectively. Sales to customers in the other two market segments, business communications and specialty components, accounted for 70% and 25% of consolidated revenues, respectively.

Gross profit increased 12% from $2.9 million in the three month period ended March 31, 2000 to $3.3 million in the same period in 2001. As a percentage of revenues, gross profit increased from 37.9% for the three month period ended March 31, 2000 to 44.3% for the same period in 2001. These increases reflect increased sales of higher margin products to customers in the home entertainment market and increased licensing revenues.

Product development and research expense increased 36% from $619,000 for the three month period ended March 31, 2000 to $844,000 for the same period in 2001. As a percentage of revenues, product development and research expense increased from 8.1% for the three month period ended March 31, 2000 to 11.4% for the same period in 2001. These increases resulted primarily from continued investment in our IntuiTouch interface technology, which we market to companies in the broadband home entertainment market, and our VersaPad technology, which we sell to customers in the e-transaction market.

Selling, general and administrative expense increased from $1.5 million for the three month period ended March 31, 2000 to $2.0 million for the same period in 2001. As a percentage of revenues, SG&A increased from 19.7% for the three month period ended March 31, 2000 to 27.1% for the same period in 2001. The increase is the result of establishing sales and marketing teams for products we sell to customers in the e-transaction and broadband home entertainment markets.

Operating income decreased from $784,000 for the three month period ended March 31, 2000 to $429,000 for the same period in 2001. The decrease is the result of lower revenues and higher operating costs partially offset by improved gross margins.

Income taxes decreased from an expense of $144,000 for the three month period ended March 31, 2000 to a benefit of $194,000 for the same period in 2001. The net tax benefit is due to a higher probability that we will be able to utilize our net operating loss carryforwards.

Net income increased from $712,000 for the three month period ended March 31, 2000 to $733,000 for the same period in 2001 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2001, working capital totaled $23.6 million as compared to $23.1 million at December 31, 2000. This increase is primarily a result of the positive results from operations.

For the three month period ended March 31, 2001, investing activities consumed $205,000 in cash, consisting primarily of the purchase of production equipment.

For the three month period ended March 31, 2001, financing activities were essentially break even. Our U.S. line of credit was unused at March 31, 2001 and had $5 million of availability as of that date. We have a $1 million equipment lease line, unused at March 31, 2001. The exercise of outstanding stock options is a potential source of equity capital that may be available to us. We believe that our current cash balances and lines of credit will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn in our results of sufficient magnitude could adversely affect our ability to meet that forecast.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We entered into six-month foreign exchange forward contracts to hedge certain revenue exposures against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure and consequently we would not expect a sudden or significant change in foreign exchange rates to have a material impact on future net income or cash flows. However, a foreign exchange movement with a duration of over six months could impact financial performance.

Forward-Looking Statements

This Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be adversely affected by a number of factors. These factors may include the following:

     . Our inability to predict the amount or timing of growth in markets where we expect our future revenue growth to occur.

     . Our operating results continuing to fluctuate and not meeting published analyst forecasts.

     . Our sales being concentrated with one or more customers or in limited market or geographic areas.

     . Our business strategy of developing products for the home entertainment and e-transaction markets not being successfully implemented.

     .    International sales and manufacturing risks.

     .    Fluctuations in the value of foreign currencies.

     . Our inability to develop and introduce new products to respond to evolving industry requirements in a timely manner.

     . The home entertainment and e-transaction markets not adopting our technology.

     . Our markets being intensely competitive and many of our potential competitors having resources that exceed our own.

     . Failure to attract and retain qualified individuals for critical positions.

     .    Failure to manage our growth effectively.

     . Our inability to overcome price advantages of low-cost remote control products that compete with our products.

     .    Changing standards or regulations.

     .    Interruption of our contract manufacturing arrangements.

     . Interruption in the supply of any significant Force Sensing Resistor sensor or other component causing us to miss shipment deadlines.

     .    Performance, reliability or quality problems with our products.

     . Federal, state and international legislation and regulations affecting e-commerce.

     .    Failure to protect our intellectual property.

     . Proprietary technologies of our competitors creating barriers to entry.

     . Adoption of technologies and standards by electronics manufacturers and service providers.

     . Risks associated with manufacturing certain of our products at a single facility.

     . Reliance on others for significant aspects of our technology development.

     .    Industry downturns in the markets we serve.

     .    Volatility in our stock price.

PART II:  OTHER INFORMATION


Item 6.  Exhibits And Reports On Form 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          No Reports on Form 8-K were filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERLINK ELECTRONICS, INC.



DATE: May 11, 2001                  /S/ Paul D. Meyer
                                    --------------------------
                                    Paul D. Meyer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)