Form 10-K/A
period 2000-12-31
INTERLINK ELECTRONICS INC
filed 2001-06-13
CIK 828146

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to
                         Commission File Number 0-21858
                          INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)
                 Delaware                             77-0056625
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)
             546 Flynn Road
         Camarillo, California                           93012
(Address of principal executive offices)               (Zip Code)
      Registrant's telephone number, including area code:  (805) 484-8855
                                  ___________
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                             (Title of each class)

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A revises the "Recent Pronouncements" section of Note 1 to the Consolidated Financial Statements contained in the Form 10-K filed by Interlink Electronics, Inc. (the "Company") on March 29, 2001. Pursuant to Section 12b-15, this Form 10-K/A amends the information that is contained on pages F-1 to F-14 and is incorporated by reference into Item 8 of the Company's original Form 10-K filing only, and all other portions of the Company's original 10-K filing remain in effect.

                          INTERLINK ELECTRONICS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       -----
Interlink Electronics, Inc.--Consolidated Financial Statements......................................     F-1
       Report of Independent Public Accountants.....................................................     F-2
       Consolidated Balance Sheets..................................................................     F-3
       Consolidated Statements of Operations........................................................     F-4
       Consolidated Statements of Stockholders' Equity..............................................     F-5
       Consolidated Statements of Cash Flows........................................................     F-6
       Notes to Consolidated Financial Statements...................................................     F-7

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

ARTHUR ANDERSEN LLP

Los Angeles, California
February 14, 2001

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS (In thousands except par value)
-----------------------------------------------------------

Assets                                                              December 31,
Current assets:                                                    1999      2000
                                                                  -------   -------
  Cash and cash equivalents                                       $ 7,492   $10,506
  Accounts receivable, less allowance for
    doubtful accounts of $620 and $722
     in 1999 and 2000, respectively                                 7,056     8,613
  Inventories                                                       7,928     9,435
  Deferred tax asset                                                    -       600
  Prepaid expenses and other current assets                           173       661
                                                                  -------   -------
    Total current assets                                           22,649    29,815
                                                                  -------   -------
  Property and equipment, net                                       1,559     1,632
  Patents and trademarks, less accumulated
     amortization of $739 and $860
      in 1999 and 2000, respectively                                  282       235
  Other assets                                                        217        92
                                                                  -------   -------
       Total Assets                                               $24,707   $31,774
                                                                  =======   =======

Liabilities And Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                                 $   518   $ 2,079
  Accounts payable                                                  3,041     3,305
  Accrued payroll and related expenses                                957       936
  Other accrued expenses                                              489       367
                                                                  -------   -------
   Total current liabilities                                        5,005     6,687
                                                                  -------   -------
Minority interest                                                      31        56
Long-term debt, net of current portion                              1,261     2,547
Capital lease obligations, net of current portion                     163        51
Commitments and contingencies                                          --        --
Stockholders' equity:
 Preferred stock, $5.00 par value
     (100 shares authorized, none issued and outstanding)              --        --
 Common stock $0.00001 par value
    (50,000 shares authorized, 8,553
       and 9,249 issued and outstanding
       at December 31, 1999 and 2000, respectively)                26,197    27,630
  Accumulated other comprehensive income (loss)                       187      (168)
  Accumulated deficit                                              (8,137)   (5,029)
                                                                  -------   -------
      Total stockholders' equity                                   18,247    22,433
                                                                  -------   -------
         Total Liabilities and Stockholders' Equity               $24,707   $31,774
                                                                  =======   =======

The accompanying notes are an integral part of these consolidated balance sheets.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands except per share data)
------------------------------------------------------------------------------

                                                      Years Ended December 31,
                                                     ---------------------------
                                                       1998      1999      2000
                                                      -------   -------   -------
Revenues                                              $22,095   $28,106   $33,870
Cost of revenues                                       13,954    17,640    19,453
                                                      -------   -------   -------
Gross profit                                            8,141    10,466    14,417
Operating expenses:
   Product development and research                     1,416     2,225     3,222
   Selling, general and administrative                  5,837     5,799     7,612
                                                      -------   -------   -------
        Total operating expenses                        7,253     8,024    10,834
                                                      -------   -------   -------
Operating income                                          888     2,442     3,583
                                                      -------   -------   -------
Other income (expense):
    Minority interest                                      --       (31)      (25)
    Interest income (expense)                            (127)       35        94
    Cost of cancelled equity offering                       -         -      (769)
    Other (expense)                                      (359)      (86)      (49)
                                                      -------   -------   -------
      Total other income (expense)                       (486)      (82)     (749)
                                                      -------   -------   -------
Income before provision (benefit) for income taxes        402     2,360     2,834
Provision (benefit) for income taxes                       --       252      (274)
                                                      -------   -------   -------
Net income                                            $   402   $ 2,108   $ 3,108
                                                      =======   =======   =======

Earnings per share--basic                             $  0.05   $  0.26   $  0.35
Earnings per share--diluted                           $  0.05   $  0.21   $  0.28

Weighted average shares--basic                          7,818     8,016     8,892
Weighted average shares--diluted                        7,818    10,014    11,130

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
--------------------------------------------------------------------------------

                                                                       Accumulated
                                                   Common Stock           Other
                                               -------------------    Comprehensive   Accumulated
                                               Shares      Amount     Income (Loss)      Deficit     Total
                                               ------    ---------    -------------   ------------  --------
Balance, December 31, 1997                      7,803       $24,629          $(529)    $(10,647)     $13,453
  Comprehensive income:
    Net income                                     --            --             --          402          402
    Foreign currency translation adjustment        --            --            745           --          745
                                                                                                     -------
      Comprehensive income                                                                             1,147
  Exercise of options                              21            65             --           --           65
                                                -----       -------          -----     --------      -------
Balance, December 31, 1998                      7,824        24,694            216      (10,245)      14,665
  Comprehensive income:
    Net income                                     --            --             --        2,108        2,108
    Foreign currency translation adjustment        --            --            (29)          --          (29)
                                                                                                     -------
      Comprehensive income                                                                             2,079
  Exercise of options                             729         1,503             --           --        1,503
                                                -----       -------          -----     --------      -------
Balance, December 31, 1999                      8,553        26,197            187       (8,137)      18,247
 Comprehensive income:
    Net income                                     --            --             --        3,108        3,108
    Foreign currency translation adjustment        --            --           (355)          --         (355)
                                                                                                     -------
    Comprehensive income                                                                               2,753
    Exercise of options                           696         1,433             --           --        1,433
                                                -----       -------          -----     --------      -------
Balance, December 31, 2000                      9,249       $27,630          $(168)    $ (5,029)     $22,433
                                                =====       =======          =====     ========      =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
----------------------------------------------------------------------------

                                                          Years Ended December 31,
                                                         --------------------------
                                                           1998      1999      2000
                                                         --------   -------   ------
Cash flows from operating activities:
  Net income                                              $   402   $ 2,108   $ 3,108
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
    Provision for bad debts                                   110       183       133
    Depreciation and amortization                             533       630       688
    Minority interest                                          --        31        25
    Deferred tax asset                                         --        --      (600)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (1,184)     (481)   (1,764)
      Inventories                                          (1,335)   (1,132)   (1,507)
      Prepaid expenses and other current assets               344         1      (488)
      Other assets                                             80      (106)      125
      Accounts payable                                        285       821       264
      Accrued payroll and related expenses                    286       807       (69)
                                                          -------   -------   -------
      Net cash provided by (used in)
       operating activities                                  (479)    2,862       (85)
                                                          -------   -------   -------
Cash flows from investing activities:
    Purchases of property and equipment                      (846)     (529)     (640)
    Costs of patents and trademarks                            --      (104)      (74)
                                                          -------   -------   -------
   Net cash used in investing activities                     (846)     (633)     (714)
                                                          -------   -------   -------
 Cash flows from financing activities:
    Borrowing on credit line                                  548        --        --
    Payments on credit line                                  (992)     (132)       --
    Borrowings on notes payable to bank                       880       583     3,967
    Principal payments on notes payable to bank               (42)     (231)   (1,049)
    Proceeds from sales/leaseback                             332        --        --
    Principal payments on capital lease obligations          (487)     (331)     (183)
    Proceeds from issuance of common stock, net                65     1,503     1,433
                                                          -------   -------   -------
       Net cash provided by financing activities              304     1,392     4,168
                                                          -------   -------   -------

   Effect of exchange rate changes on cash                    745       (29)     (355)
                                                          -------   -------   -------
      Increase (decrease) in cash and cash equivalents       (276)    3,592     3,014
   Cash and cash equivalents:
      Beginning of year                                     4,176     3,900     7,492
                                                          -------   -------   -------
      End of year                                         $ 3,900   $ 7,492   $10,506
                                                          =======   =======   =======

Supplemental disclosure of cash flow information:
   Interest paid                                          $   127   $    93   $   128
   Income taxes paid                                            1         2        --


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

  Revenue Recognition--The Company generally recognized product revenue, net of allowances for returns and warranty, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company generally warrants its products against defects in materials and workmanship for one year. The estimated cost of warranty obligations is recognized at the time of revenue recognition. Royalty revenue is recorded when earned.

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

     Use of Estimates--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Recent Pronouncements--In June 1998 and June 1999, the AICPA issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. The Company adopted this standard in January 2001 and the Company does not expect its implementation to have a significant impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101
expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted the provisions of SAB No. 101 in the fourth quarter of fiscal 2000 and its adoption did not have a material impact on its financial position or its results of operations.

     Reclassifications--Certain prior year balances have been reclassified to conform to the current year presentation.

2.  Inventories

     Inventories consisted of the following (in thousands):

                                                                             December 31,
                                                                          -----------------

                                                                           1999      2000
                                                                          -------   -------
          Raw material...........................................         $ 3,705   $ 3,345
          Work in process........................................             645       582
          Finished goods.........................................           3,578     5,508
                                                                          -------   -------
          Total inventories......................................         $ 7,928   $ 9,435
                                                                          =======   =======


3.  Property and Equipment

     Property and equipment consisted of the following (in thousands):

                                                                             December 31,
                                                                          -----------------
                                                                            1999     2000
                                                                          -------   -------
          Furniture, machinery and equipment.........................     $ 4,450   $ 5,090
          Leasehold improvements.....................................         212       212
                                                                          -------   -------
                                                                            4,662     5,302
          Less accumulated depreciation and amortization.............      (3,103)   (3,670)
                                                                          -------   -------
          Property and equipment, net................................     $ 1,559   $ 1,632
                                                                          =======   =======

     Depreciation and amortization expense charged to operations amounted to $436,000, $531,000 and $567,000 for the years ended 1998, 1999, and 2000, respectively. Included in property and equipment are assets financed under capital leases with a net book value of $412,000 and $267,000 at December 31, 1999 and 2000 respectively.

4.  Lines of Credit

     The Company maintains a $5,000,000 domestic revolving line of credit with Wells Fargo Bank, N.A., at a fluctuating rate per annum equal to the prime rate in effect from time to time or at a fixed rate per annum determined by the bank to be 2.0% above LIBOR in effect on the first day of the applicable fixed rate term (8.5% at December 31, 2000). This commitment will expire on June 1, 2002

     The Company also has a $1,000,000 non-revolving commitment from Wells Fargo Bank, N.A. to be used to finance the Company's purchases of equipment. This line carries a fluctuating interest rate per annum equal to the prime rate in effect from time to time or at a fixed rate per annum determined by Wells Fargo to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term (8.5% at December 31, 2000). This commitment will expire on June 1, 2001.

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

     At December 31, 2000, scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

                                                           Debt     Leases
                                                          -------   ------
          2001.......................................     $ 2,049   $  120
          2002.......................................         687       52
          2003.......................................         707       --
          2004.......................................         550       --
          2005.......................................         390       --
          Thereafter.................................         327       --
                                                          -------   ------
                                                            4,710      172
          Less amount representing interest..........        (195)     (10)
                                                          -------   ------
          Present value of minimum payments..........       4,515      162
                                                          -------   ------
          Less current portion.......................      (1,968)    (111)
                                                          -------   ------
          Long term portion..........................     $ 2,547   $   51
                                                          =======   ======

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

     Information concerning stock options under the plans is summarized as follows (in thousands, except per share information):



                                                   1998                1999                     2000
                                           -------------------   -------------------    -------------------
                                                     Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
                                                     Exercise               Exercise               Exercise
                                           Shares     Price      Shares      Price      Shares       Price
                                           ------    --------    ------     --------    ------     --------
   Outstanding beginning of year.......    2,122       $3.75      3,082       $1.83      2,881      $ 2.19
   Granted.............................    3,729        2.14        583        3.71        960       24.50
   Exercised...........................      (21)       3.09       (729)       2.06       (696)       2.06
   Forfeited and expired...............   (2,748)       3.75        (55)       2.21       (151)      14.98
                                          ------                  -----       -----      -----      ------
   Outstanding end of year.............    3,082       $1.83      2,881       $2.19      2,994      $ 8.81
                                          ======       =====      =====       =====      =====      ======

   Exercisable end of year.............    1,474       $1.83      1,817       $2.03      2,132      $ 4.52
                                          ======       =====      =====       =====      =====      ======

      The following table summarizes information about options outstanding at December 31, 2000 (in thousands, except per share information):

                                   Options Outstanding             Options Exercisable
                                -------------------------    --------------------------------
                                              Wtd. Avg.
                                              Remaining       Wtd. Avg.              Wtd. Avg.
                                             Contractual      Exercise               Exercise
Range of Exercise Prices          Number        Life            Price      Number      Price
                                  ------     -----------      --------     ------    --------
   $1.83......................    1,661          2.7          $ 1.83       1,649      $ 1.83
   3.08-3.83..................      334          3.2            3.23         220        3.21
   5.50 - 5.67................      102          3.7            5.50          52        5.50
   15.50 - 20.00..............      359          4.7           16.96          45       17.93
   29.00......................      538          4.1           29.00         166       29.00
                                  -----          ---          ------       -----      ------
                                  2,994          3.3          $ 8.81       2,132      $ 4.52
                                  =====          ===          ======       =====      ======

  The weighted average fair value at date of grant for options granted during 1998, 1999 and 2000 was $1.33, $1.91 and $17.88 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                                                                1998         1999         2000
                                                                                                ----         ----         ----
Expected life (years)..................................................................            4            4            4
Interest rate..........................................................................          6.0%         5.8%         6.2%
Volatility.............................................................................           79%          60%          95%
Dividend yield.........................................................................            0%           0%           0%

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

                                                                   1998        1999        2000
                                                                 -------      ------     -------
Net income (loss) - as reported............................      $   402      $2,108     $ 3,108
                  - pro forma..............................       (1,198)        294      (3,180)
Basic earnings (loss) per share - as reported..............      $  0.05      $ 0.26     $  0.35
                                - pro forma................        (0.15)       0.04       (0.36)
Diluted earnings (loss) per share - as reported............      $  0.05      $ 0.21     $  0.28
                                  - pro forma..............        (0.15)       0.03       (0.36)

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

     The following table contains information necessary to calculate earnings per share (in thousands):


                                                                         Year Ended December 31,
                                                                       ----------------------------
                                                                         1998       1999      2000
                                                                        -----      ------    ------
          Weighted average shares outstanding.......................    7,818       8,016     8,892
          Effect of diluted securities; options and warrants........       --(1)    1,998     2,238
                                                                        -----      ------    ------
          Weighted average shares--diluted..........................    7,818      10,014    11,130
                                                                        =====      ======    ======

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

9.  Commitments and Contingencies

     Operating Leases--The Company leases its main facility and certain equipment under operating leases expiring through 2003. Rent payments totaled approximately $239,000, $357,000 and $470,000 for 1998, 1999 and 2000,
respectively. Minimum lease commitments at December 31, 2000 are summarized as follows (in thousands):

          2001................................   $452
          2002................................    284
          2003................................    168
                                                 ----
                                                 $904
                                                 ====

     Legal Matters--From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company's financial position or results of operations.

10.  Income Taxes

     As of December 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $12.8 million expiring through 2020.

     The Company has total net deferred tax assets as follows (in thousands):

                                                 1999       2000
                                                -------   --------
Deferred tax assets:
 Net operating loss carryforward............... $ 5,317   $ 10,064
 Credits.......................................     120        168
 Accruals......................................     179         39
 Reserves......................................     483        581
  Depreciation on Amortization.................     418        367
  Other........................................    (148)         6
                                                -------   --------
   Total deferred tax assets...................   6,369     11,225
  Valuation allowance..........................  (6,369)   (10,625)
                                                -------   --------
    Net deferred tax assets.................... $    --   $    600
                                                =======   ========

     A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                  1998    1999    2000
                                                  -----   -----   -----
     Current taxes:
     Federal...................................   $  --   $  --   $  48
     State.....................................      --      --      89
     Foreign...................................      --     252     189
                                                  -----   -----   -----
        Sub Total..............................      --     252     326
     Deferred taxes:
     Federal...................................      --      --    (408)
     State.....................................      --      --    (192)
                                                     --   -----   -----
     Provision (benefit) for income taxes......   $  --   $ 252   $(274)
                                                  =====   =====   =====

     Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):


                                                                1998      1999       2000
                                                                -----     -----    -------
Income taxes at the statutory federal rate.................     $ 137     $ 802    $   964
State income taxes, net of federal income tax effect.......        24       142        170
Foreign taxes at rates different than U.S. taxes...........        --        12         14


Utilization of net operating losses........................      (161)     (704)    (1,422)
                                                                -----     -----    -------
     Total provision for income taxes......................     $  --     $ 252    $  (274)
                                                                =====     =====    =======

11.  Revenue Information

     Export Sales--The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                                   1999        2000
                                                                                   ----        ----
     Asia..................................................................          62%        57%
     Europe and other......................................................           7%        15%

     Major Customers--In 1998, sales to three customers constituted approximately 15%, 14% and 10% of total revenues . In 1999, three customers constituted approximately 14%, 12% and 11%, of total revenues. In 2000, no single customer exceeded 10% of total revenues.

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

                                                                                        Specialty
                                                                                   Components and
                                                  Business Communications                   Other            Total
                                                  -----------------------          --------------            -----
1998
  Revenue......................................                   $13,547                 $ 8,548          $22,095
  Gross profit.................................                     4,722                   3,419            8,141
1999
  Revenue......................................                   $17,693                 $10,413          $28,106
  Gross profit.................................                     6,139                   4,327           10,466
2000
  Revenue......................................                   $20,540                 $13,330          $33,870
  Gross profit.................................                     6,171                   8,246           14,417

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on June 13, 2001.

                              INTERLINK ELECTRONICS, INC.

                              By:  PAUL D. MEYER
                                 ------------------------------
                                  Paul D. Meyer
                                  Chief Financial Officer