Form 10-Q
period 2001-06-30
INTERLINK ELECTRONICS INC
filed 2001-08-13
CIK 828146

                      SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _______________


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

                                Not applicable.
              (Former name, former address and former fiscal year
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No __
         ---

Shares of Common Stock Outstanding, at July 30, 2001: 9,738,759

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
----------------------------------------------------------------------------------------------
                                                                          December 31,    June 30,
                                                                              2000          2001
                                                                          ------------   ----------
                                                                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                 $10,506        $ 9,704
 Accounts receivable, less allowance for doubtful accounts
  of $722 and $771 in 2000 and 2001, respectively                            8,613          6,693
 Inventories                                                                 9,435          8,294
 Deferred tax asset                                                            600          1,301
 Prepaid expenses and other current assets                                     661            496
                                                                           -------        -------

   Total current assets                                                     29,815         26,488
                                                                           -------        -------

 Property and equipment, net                                                 1,632          1,736
 Patents and trademarks, less accumulated amortization
  of $860 and $920 in 2000 and 2001, respectively                              235            175
 Other assets                                                                   92            536
                                                                           -------        -------

 Total assets                                                              $31,774        $28,935
                                                                           =======        =======
Liabilities and Stockholders' Equity
Current liabilities:
 Current maturities of long-term debt and capital lease obligations        $ 2,079        $ 1,504
 Accounts payable                                                            3,305          2,214
 Accrued payroll and related expenses                                          936            940
 Other accrued expenses                                                        367            303
                                                                           -------        -------

   Total current liabilities                                                 6,687          4,961
                                                                           -------        -------

Minority interest                                                               56             68
Long-term debt, net of current portion                                       2,547          2,099
Capital lease obligations, net of current portion                               51              -
Commitments and contingencies                                                    -              -
Stockholders' equity:
 Common stock, $0.00001 par value (50,000 shares authorized
    9,249 and 9,740 shares outstanding at December 31, 2000 and
    June 30, 2001, respectively)                                            27,630         28,591
Accumulated other comprehensive income (loss)                                 (168)          (670)
Accumulated deficit                                                         (5,029)        (6,114)
                                                                           -------        -------

   Total stockholders' equity                                               22,433         21,807
                                                                           -------        -------

 Total liabilities and stockholders' equity                                $31,774        $28,935
                                                                           =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------
                                            Three Month Period        Six Month Period
                                              Ended June 30,           Ended June 30,
                                            ------------------       ------------------
                                              2000      2001           2000      2001
                                            -------   --------       --------  --------
Revenues                                     $ 8,257   $ 6,539        $15,942   $13,928
Cost of revenues                               4,661     5,685          9,432     9,802
                                             -------   -------        -------   -------
Gross profit                                   3,596       854          6,510     4,126

Operating expense:
   Product development and research              955     1,001          1,574     1,845
   Selling, general and administrative         1,790     2,183          3,301     4,182
                                             -------   -------        -------   -------
      Total operating expense                  2,745     3,184          4,875     6,027
                                             -------   -------        -------   -------

Operating income (loss)                          851    (2,330)         1,635    (1,901)
                                             -------   -------        -------   -------

Other income (expense):
   Interest income (expense), net                 12        56             21       115
   Cost of cancelled equity offering            (769)        -           (769)        -
   Other income (expense)                        (26)        1             37        52
                                             -------   -------        -------   -------
      Total other income (expense)              (783)       57           (711)      167
                                             -------   -------        -------   -------

Income (loss) before provision for
 income taxes                                     68    (2,273)           924    (1,734)
                                             -------   -------        -------   -------

Provision (benefit) for income taxes               -      (455)           144      (649)
                                             -------   -------        -------   -------

Net income (loss)                            $    68   $(1,818)       $   780   $(1,085)
                                             =======   =======        =======   =======

Earnings (loss) per share - basic            $   .01    $ (.19)       $   .09   $  (.11)
Earnings (loss) per share - diluted          $   .01    $ (.19)       $   .07   $  (.11)

Weighted average shares - basic                8,778     9,640          8,677     9,525
Weighted average shares - diluted             11,311     9,640         11,250     9,525

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------
                                                                          Six Month Period
                                                                            Ended June 30,
                                                                          -----------------
Cash flows from operating activities:                                       2000      2001
                                                                          --------  -------
  Net income (loss)                                                        $   780   $(1,085)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Provision for bad debts                                                     20        49
    Depreciation and amortization                                              430       352
    Minority interest                                                            -        12
    Deferred tax asset                                                           -      (701)
      Changes in operating assets and liabilities:
        Accounts receivable                                                  1,117       763
        Inventories                                                         (1,365)    1,141
        Prepaid expenses and other current assets                             (829)      165
        Other assets                                                            98       (41)
        Accounts payable                                                      (215)       17
        Accrued payroll and expenses                                           (84)      (59)
                                                                           -------   -------
          Net cash provided by (used in) operating activities                  (48)      613

Cash flows from investing activities:
    Purchases of property and equipment                                       (503)     (397)
    Costs of patents and trademarks                                            (38)        -
                                                                           -------   -------
          Net cash used in investing activities                               (541)     (397)

Cash flows from financing activities:
    Borrowings on notes payable to bank                                      1,305         -
    Principal payments on notes payable to bank                               (215)   (1,007)
    Principal payments on capital lease obligations                           (105)      (67)
    Proceeds from issuance of common stock, net                                530       961
    Due from stockholder                                                         -      (403)
                                                                           -------   -------
          Net cash provided by (used in) financing activities                1,515      (516)
                                                                           -------   -------

Effect of exchange rate changes on cash                                       (260)     (502)
                                                                           -------   -------

Increase (decrease) in cash and cash equivalents                               666      (802)
Cash and cash equivalents:
   Beginning of period                                                       7,492    10,506
                                                                           -------   -------
   End of period                                                           $ 8,158   $ 9,704
                                                                           =======   =======

Supplemental disclosures of cash flow information:
   Interest paid                                                           $    42   $    70
   Income taxes paid                                                       $     1   $    29

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30,2001 (UNAUDITED)
---------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information for the three and six month periods ended June 30, 2000 and 2001 included in this report is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Income

The following table provides the data required to calculate comprehensive income:

                                                      (In Thousands)
                                            ---------------------------------
                                            Accumulated Other
                                              Comprehensive     Comprehensive
                                                 Income             Income
                                            -----------------   -------------
     Balance at December 31, 2000                 $(168)
     Translation adjustment                        (502)           $  (502)
     Net loss                                                       (1,085)
                                                  -----            -------

     Balance at June 30, 2001                     $(670)           $(1,587)
                                                  =====            =======

3.   Due From Stockholders

In May 2001, the Company advanced an aggregate total of $403,000 to certain of its officers and directors to purchase shares of the Company's common stock on the public market. Each of the loans, which carry interest rates of 5% per annum and are due on November 1, 2002, is secured by the shares of stock purchased by the officer or director.

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

Revenue, net of allowances for returns and warranty, is recognized upon shipment of product. Royalty revenue is recorded when earned. Revenues have increased steadily during the last six years as we have established ourselves in new markets and built a base of OEM customers in the computer, computer peripheral and business communications industry. Gross profit, as a percentage of revenues, varies depending on product and licensing revenue mix. Product development and research expenditures, which include engineering, contract engineering and development and material costs of development, have generally increased as revenue has increased but have remained relatively consistent as a percentage of revenues, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in existing markets and to develop new ones. Selling, general and administrative expense, which includes sales, marketing and administrative personnel, advertising, sales commissions, reseller incentives, tradeshow costs and other sales expenses, declined through 1999 and stabilized in 2000 as a percentage of sales, reflecting the amortization of a relatively fixed expense requirement over a larger revenue base offset in 2000 by the creation of sales and marketing teams for the E-Transactions and Home Entertainment segments. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we historically have not paid income tax. Beginning in 1999, some of these loss carryforwards began to expire or became fully utilized; therefore income taxes are expected to increase on both a percentage and absolute dollar basis. Other income (expense) was significant in 1998 and 2000 as the result of a non-recurring legal settlement expense and cost related to a cancelled equity offering.

Prior to 1999, operations was a net user of cash and we funded this through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million and was essentially break-even in 2000.

Sales of business communications intuitive interface devices accounted for 61% of our total sales in 2000 and 62% of our total sales in the three years ended December 31, 2000. Our business communications sales in dollars grew at an average annualized rate of 20% in 2000. Because our market share for business communications interface devices is approximately 80%, we expect that our ability to achieve further revenue growth in this market will largely depend on growth in the market itself. The Home Entertainment and E-Transactions segments accounted for 8% and 3% of 2000 consolidated revenue respectively and will become a greater contributor to consolidated revenue growth as we penetrate those markets.

We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 43% of our 2000 revenues came from Japanese customers. As a result we are subject to foreign currency exchange rate fluctuations, primarily in the yen/dollar exchange rate.

We have licensed certain technology related to the production of FSR sensors to International Electronics and Engineering, a former affiliate based in Luxembourg, for use in connection with sales of sensors to the automotive industry. We are entitled to royalties in connection with sales of automotive sensors outside Europe through the third quarter of 2001. We have occasionally licensed other aspects of our technology in connection with the settlement of intellectual property disputes and expect to continue to do so in the future.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United Sates to certain revenue recognition issues. We adopted the provisions of SAB No. 101 in the fourth quarter of fiscal 2000 and its adoption did not have a material impact on our financial position or results of operations.

Results of Operations

Revenues declined 21% from $8.3 million in the three month period ended June 30, 2000 to $6.5 million in the three month period ended June 30, 2001 and declined 13% from $15.9 million in the six month period ended June 30, 2000 to $13.9 million in the six month period ended June 30, 2001. The revenue decline resulted from the general slowdown in the global economy, especially in the U.S. and Japan. Our Business Communications segment, which consisted 67% of second quarter 2001 consolidated revenues, was additionally impacted by the devaluation of the Japanese Yen in relation to the U.S. Dollar. Our other segments, Specialty Components, Home Entertainment and E-Transactions equaled 22%, 5% and 6% of consolidated revenues respectively.

Gross profit decreased from $3.6 million in the three month period ended June 30, 2000 to $854,000 in the same period in 2001 and declined 37% from $6.5 million in the six month period ended June 30, 2000 to $4.1 million in the six month period ended June 30, 2001. As a percentage of revenues, gross profit decreased from 43.5% for the three month period ended June 30, 2000 to 13.0% for the same period in 2001 and decreased from 40.8% for the six month period ended June 30, 2000 to 29.6% for the same period in 2001. In second quarter 2001, we increased our inventory reserves by $2 million to anticipate potential write-offs as a result of the worldwide economic downturn. Excluding the reserve adjustment, gross profit percentages were consistent with the prior year.

Product development and research expense increased 5% from $955,000 for the three month period ended June 30, 2000 to $1 million for the same period in 2001 and increased 17% from $1.6 million for the six month period ended June 30, 2000 to $1.8 million for the same period in 2001. As a percent of revenues, product development and research expense increased from 11.5% for the three month period ended June 30, 2000 to 15.3% for the same period in 2001 and from 9.9% for the six month period ended June 30, 2000 to 13.2% for the same period in 2001.
These increases resulted primarily from continued investment in our IntuiTouch interface technology, which we market to companies in the Home Entertainment market, and our VersaPad technology, which we sell to customers in the E-Transaction market.

Selling, general and administrative expense increased from $1.8 million for the three month period ended June 30, 2000 to $2.2 million for the same period in 2001 and increased from $3.3 million for the six month period ended June 30, 2000 to $4.2 million for the same period in 2001. As a percent of revenue, SG&A expense increased from 21.7% for the three month period ended June 30, 2000 to 33.4% for the same period in 2001 and increased from 20.7% for the six month period ended June 30, 2000 to 30.0% for the same period in 2001. The increase is the result of establishing sales and marketing teams for products we sell to customers in the E-Transaction and Home Entertainment markets coupled with the decrease in revenues.

Operating income decreased from $851,000 for the three month period ended June 30, 2000 to an operating loss of $2.3 million for the same period of 2001 and decreased from $1.6 million for the first six months of 2000 to an operating loss of $1.9 million for the same period in 2001. The decline in operating income is the result of the revenue decline coupled with the inventory reserve adjustment.

Income taxes decreased from a zero expense for the three month period ended June 30, 2000 to a benefit of $455,000 for the same period in 2001 as a result of the negative operating results.

Net income decreased from $68,000 for the three month period ended June 30, 2000 to a loss of $1.8 million for the same period in 2001 and decreased from income of $780,000 for the six month period ended June 30, 2000 to a loss of $1.1 million for the same period in 2001 due to the factors discussed above.


Liquidity and Capital Resources

At June 30, 2001, working capital totaled $21.5 million as compared to $23.1 million at December 31, 2000. This decrease is a result of the negative operating results coupled with the purchase of capital equipment.

For the six month period ended June 30, 2001, investing activities consumed $397,000 in cash, consisting primarily of the purchase of production equipment.

For the six month period ended June 30, 2001, financing activities consumed $516,000. Our U.S. line of credit was unused at June 30, 2001 and had $5 million of availability as of that date. We have a $1 million equipment lease line, unused at June 30, 2001. The exercise of outstanding stock options is a potential source of equity capital that may be available to us. We believe that our current cash balances and lines of credit will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn in our results of sufficient magnitude could adversely affect our ability to meet that forecast.

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

PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On June 19, 2001 at the Company's Annual Meeting of Stockholders, the holders of the Company's outstanding common stock took the actions described below. At April 16, 2001, the record date, 9,556,651 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

     1. By the vote indicated below, the stockholders re-elected Eugene F. Hovanec to the Company's Board of Directors to serve for a three year term:

               For Eugene F. Hovanec:

                    8,451,216           Shares in favor
                            0           Shares against
                        9,226           Shares withheld

     2. By the vote indicated below, the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

                    8,443,076           Shares in Favor
                       15,046           Shares against
                        2,320           Shares withheld

Item 6.   Exhibits And Reports On Form 8-K

          a.   Exhibits

               None.

          b.   Reports on Form 8-K

               No Reports on Form 8-K were filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERLINK ELECTRONICS, INC.



DATE:  August 10, 2001                 /s/ Paul D. Meyer
                                       -----------------------------------------
                                       Paul D. Meyer
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)