Form 10-Q
period 2001-09-30
INTERLINK ELECTRONICS INC
filed 2001-11-14
CIK 828146

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of Common Stock Outstanding, at October 22, 2001: 9,758,772

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    December 31,   September 30,
                                                                                      2000             2001
                                                                                   -----------     -------------
                                                                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                        $10,506           $10,360
   Accounts receivable, less allowance for doubtful accounts
      of $722 and $940 in 2000 and 2001, respectively                                 8,613             5,925
   Inventories                                                                        9,435             8,533
   Deferred tax asset                                                                   600             1,301
   Prepaid expenses and other current assets                                            661               626
                                                                                    -------           -------

      Total current assets                                                           29,815            26,745
                                                                                    -------           -------

Property and equipment, net                                                           1,632             1,648
Patents and trademarks, less accumulated amortization of $860 and
   $950 in 2000 and 2001, respectively                                                  235               145
Other assets                                                                             92               524
                                                                                    -------           -------

Total assets                                                                        $31,774           $29,062
                                                                                    =======           =======
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt and capital lease obligations               $ 2,079           $ 2,147
   Accounts payable                                                                   3,305             2,112
   Accrued payroll and related expenses                                                 936               842
   Other accrued expenses                                                               367               279
                                                                                    -------           -------

      Total current liabilities                                                       6,687             5,380
                                                                                    -------           -------

Minority interest                                                                        56                68
Long-term debt, net of current portion                                                2,547             2,042
Capital lease obligations, net of current portion                                        51                 -
Commitments and contingencies                                                             -                 -
Stockholders' equity:
    Common stock, $0.00001 par value (50,000 shares authorized
      9,249 and 9,759 shares outstanding at December 31, 2000 and
      September 30, 2001, respectively)                                              27,630            28,625
Accumulated other comprehensive loss                                                   (168)             (477)
Accumulated deficit                                                                  (5,029)           (6,576)
                                                                                    -------           -------

      Total stockholders' equity                                                     22,433            21,572
                                                                                    -------           -------

Total liabilities and stockholders' equity                                          $31,774           $29,062
                                                                                    =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                           Three Month Period      Nine Month Period
                                           Ended September 30,    Ended September 30,
                                           -------------------    -------------------
                                             2000       2001        2000       2001
                                            -------     ------     -------    -------
Revenues                                    $ 8,625     $6,036     $24,567    $19,964
Cost of revenues                              4,833      3,572      14,265     13,374
                                            -------     ------     -------    -------
Gross profit                                  3,792      2,464      10,302      6,590

Operating expense:
   Product development and research             725        839       2,299      2,684
   Selling, general and administrative        2,207      2,218       5,508      6,400
                                            -------     ------     -------    -------
      Total operating expense                 2,932      3,057       7,807      9,084
                                            -------     ------     -------    -------

Operating income (loss)                         860       (593)      2,495     (2,494)
                                            -------     ------     -------    -------

Other income (expense):
   Interest income, net                          44         35          65        150
   Cost of cancelled equity offering              -          -        (769)         -
   Other income (expense)                        (1)       (19)         36         33
                                            -------     ------     -------    -------
      Total other income (expense)               43         16        (668)       183
                                            -------     ------     -------    -------

Income (loss) before provision for
  income taxes                                  903       (577)      1,827     (2,311)
                                            -------     ------     -------    -------

Provision (benefit) for income taxes            106       (115)        250       (764)
                                            -------     ------     -------    -------

Net income (loss)                           $   797     $ (462)    $ 1,577    $(1,547)
                                            =======     ======     =======    =======

Earnings (loss) per share - basic           $  0.09     $(0.05)    $  0.18    $ (0.16)
Earnings (loss) per share - diluted         $  0.07     $(0.05)    $  0.14    $ (0.16)

Weighted average shares - basic               9,029      9,744       8,794      9,606
Weighted average shares - diluted            11,225      9,744      11,242      9,606

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       Nine Month Period
                                                                      Ended September 30,
                                                                      -------------------
                                                                        2000       2001
                                                                      -------    -------
Cash flows from operating activities:
   Net income (loss)                                                  $ 1,577    $(1,547)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
         Provision for bad debts                                           36        218
         Depreciation and amortization                                    585        560
         Minority interest                                                (20)        12
         Deferred tax asset                                                 -       (701)
         Changes in operating assets and liabilities:
            Accounts receivable                                           332      1,362
            Inventories                                                (1,896)       902
            Prepaid expenses and other current assets                    (774)        35
            Other assets                                                  134         36
            Accounts payable                                             (745)       (85)
            Accrued payroll and expenses                                  184       (182)
                                                                      -------    -------
              Net cash provided by (used in) operating activities        (587)       610

Cash flows from investing activities:
   Purchases of property and equipment                                   (584)      (486)
   Costs of patents and trademarks                                        (73)         -
                                                                      -------    -------
              Net cash used in investing activities                      (657)      (486)

Cash flows from financing activities:
   Borrowings on notes payable to bank                                  2,232        833
   Principal payments on notes payable to bank                           (632)    (1,232)
   Principal payments on capital lease obligations                       (144)       (89)
   Proceeds from issuance of common stock, net                          1,155        995
   Due from stockholders                                                    -       (468)
                                                                      -------    -------
              Net cash provided by financing activities                 2,611         39
                                                                      -------    -------

Effect of exchange rate changes on cash                                  (244)      (309)
                                                                      -------    -------

Increase (decrease) in cash and cash equivalents                        1,123       (146)
Cash and cash equivalents:
   Beginning of period                                                  7,492     10,506
                                                                      -------    -------
   End of period                                                      $ 8,615    $10,360
                                                                      =======    =======

Supplemental disclosures of cash flow information:
   Interest paid                                                      $    66    $    89
   Income taxes paid                                                  $     1    $     1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30,2001 (UNAUDITED)
--------------------------------------------------------------------------------

1. Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2001 and for the three and nine month periods ended September 30, 2000 and 2001 included in this report is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Income

The following table provides the data required to calculate comprehensive income:


                                            (In Thousands)
                                  ----------------------------------
                                  Accumulated Other
                                    Comprehensive     Comprehensive
                                        Income            Income
                                  ------------------  --------------
Balance at December 31, 2000           $  (168)
Translation adjustment                    (309)           $  (309)
Net loss                                                   (1,547)
                                       -------            -------

Balance at September 30, 2001          $  (477)           $(1,856)
                                       =======            =======

3. Due From Stockholders

In May 2001, the Company advanced an aggregate total of $468,000 to certain of its officers and directors to purchase shares of the Company's common stock in the open market. Each of the loans, which carry interest rates of 5% per annum and are due on November 1, 2002, is secured by the shares of stock purchased by the officer or director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the development of intuitive interface devices for a variety of home and business applications. We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1992, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for electronic, musical, medical and other applications, which we now refer to as the Specialty Components market. In 1992, we introduced our first branded computer pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device, RemotePoint. With the advent of this latter device, we established ourselves as a leading supplier to original equipment manufacturers, or OEMs, in the computerized presentation system market, which we now call the Business Communications market. In 1999, we introduced the ePad product for the E-Transactions market and IntuiTouch technology for the Home Entertainment market.

Revenue, net of allowances for returns and warranty, is recognized upon shipment of product. Royalty revenue is recorded when earned. Prior to the second quarter of 2001, revenues increased steadily during the last six years as we established ourselves in new markets and built a base of OEM customers in the computer, computer peripheral and Business Communications industry. Gross profit, as a percentage of revenues, varies depending on product and licensing revenue mix. Product development and research expenditures, which include engineering, contract engineering and development and material costs of development, have generally increased as revenue has increased but have remained relatively consistent as a percentage of revenues, reflecting our continuing commitment to the technology and design innovation required to maintain a leadership position in existing markets and to successfully enter new ones. Selling, general and administrative expense, which includes sales, marketing and administrative personnel, advertising, sales commissions, reseller incentives, tradeshow costs and other sales expenses, declined through 1999 and stabilized in 2000 as a percentage of sales, reflecting the amortization of a relatively fixed expense requirement over a larger revenue base offset in 2000 by the creation of sales and marketing teams for the E-Transactions and Home Entertainment markets. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we historically have not paid income tax. Beginning in 1999, some of these loss carryforwards began to expire or became fully utilized; therefore income taxes are expected to increase on both a percentage and absolute dollar basis. Other income (expense) was significant in 1998 and 2000 as the result of a non-recurring legal settlement expense and cost related to a cancelled equity offering.

Prior to 1999, operations was a net user of cash and we funded this through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million and was essentially break-even in 2000.

Sales of intuitive interface devices to customers in the Business Communications market accounted for 61% of our total sales in 2000 and 62% of our total sales in the three years ended December 31, 2000. Our Business Communications sales in dollars grew at an average annualized rate of 20% in 2000. Because our market share for Business Communications interface devices is approximately 80%, we expect that our ability to achieve further revenue growth in this market will largely depend on growth in the market itself. Sales to customers in the Home Entertainment and E-Transactions markets accounted for 8% and 3% of 2000 consolidated revenue respectively and we expect that these sales will become a greater contributor to consolidated revenue growth as we penetrate those markets.

We have established relationships with most of the major OEMs in the Business Communications market. Many of these OEMs are based in Japan and approximately 43% of our 2000 revenues came from Japanese customers. As a result we are subject to foreign currency exchange rate fluctuations, primarily in the yen/dollar exchange rate.

We have licensed certain technology related to the production of FSR sensors to International Electronics and Engineering, a former affiliate based in Luxembourg, for use in connection with sales of sensors to the automotive industry. Through September, 2001, we were entitled to royalties in connection with sales of automotive sensors outside Europe. We have occasionally licensed other aspects of our technology in connection with the settlement of intellectual property disputes and expect to continue to do so in the future.

In June 1998 and June 1999, respectively, the AICPA issued Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, which delayed the effective date of SFAS No. 133 and required its adoption beginning January 1, 2001. We adopted this standard in January 2001 and it did not have a significant impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. We adopted the provisions of SAB No. 101 in the fourth quarter of fiscal 2000 and its adoption did not have a material impact on our financial position or results of operations.

Results of Operations

Revenues declined 30% from $8.6 million in the three month period ended September 30, 2000 to $6.0 million in the three month period ended September 30, 2001 and declined 19% from $24.6 million in the nine month period ended September 30, 2000 to $20.0 million in the nine month period ended September 30, 2001. The revenue decline resulted from the general slowdown in the global economy, especially in the U.S. and Japan. Sales to the customers in the Business Communications market, which constituted 61% of third quarter 2001 consolidated revenues, were additionally impacted by the devaluation of the Japanese yen in relation to the U.S. dollar. Sales to customers in our other markets, Specialty Components, Home Entertainment and E-Transactions, constituted 26%, 11% and 2% of third quarter 2001 consolidated revenues respectively.

Gross profit decreased 35% from $3.8 million in the three month period ended September 30, 2000 to $2.5 million in the three month period ended September 30, 2001 and declined 36% from $10.3 million in the nine month period ended September 30, 2000 to $6.6 million in the nine month period ended September 30, 2001. As a percentage of revenues, gross profit decreased from 44.0% in the three month period ended September 30, 2000 to 40.8% in the three month period ended September 30, 2001 and decreased from 41.9% in the nine month period ended September 30, 2000 to 33.0% in the nine month period ended September 30, 2001. In the second quarter of 2001, we increased our inventory reserves by $2 million in anticipation of potential write-offs as a result of the worldwide economic downturn. Excluding the reserve adjustment, gross profit percentages declined due to a lower amount of licensing revenues in proportion to product revenues.

Product development and research expense increased 16% from $725,000 in the three month period ended September 30, 2000 to $839,000 in the three month period ended September 30, 2001 and increased 17% from $2.3 million in the nine month period ended September 30, 2000 to $2.7 million in the nine month period ended September 30, 2001. As a percentage of revenues, product development and research expense increased from 8.4% in the three month period ended September 30, 2000 to 13.9% in the three month period ended September 30, 2001 and from 9.4% in the nine month period ended September 30, 2000 to 13.4% in the nine month period ended September 30, 2001. These increases resulted primarily from continued investment in our IntuiTouch interface technology, which we market to companies in the Home Entertainment market, our VersaPad technology, which we market to customers in the E-Transaction market and the development of our FreeBeam(TM) technology, a wireless whiteboard conversion product that we introduced in the third quarter of 2001 and that we expect to market to the Business Communications market.

Selling, general and administrative expense was $2.2 million in the three month periods ended September 30, 2000 and 2001 and increased from $5.5 million in the nine month period ended September 30, 2000 to $6.4 million in the nine month period ended September 30, 2001. As a percentage of revenue, selling, general and administrative expense increased from 25.6% in the three month period ended September 30,

2000 to 36.7% in the three month period ended September 30, 2001 and increased from 22.4% in the nine month period ended September 30, 2000 to 32.1% in the nine month period ended September 30, 2001. The increase is the result of establishing sales and marketing teams for products we sell to customers in the E-Transactions and Home Entertainment markets coupled with the decrease in revenues. In addition, we increased our reserve for bad debts by $300,000 in the third quarter of 2001 in response to continued poor economic conditions.

Operating income decreased from $860,000 in the three month period ended September 30, 2000 to an operating loss of $593,000 in the three month period ended September 30, 2001 and decreased from $2.5 million in the nine month period ended September 30, 2000 to an operating loss of $2.5 million in the nine month period ended September 30, 2001. The decline in operating income is the result of the revenue decline coupled with the inventory and bad debt reserve adjustments.

Income taxes decreased from a $106,000 expense in the three-month period ended September 30, 2000 to a benefit of $115,000 in the three month period ended September 30, 2001 as a result of the negative operating results.

Net income decreased from $797,000 in the three month period ended September 30, 2000 to a loss of $462,000 in the three month period ended September 30, 2001 and decreased from income of $1.6 million in the nine month period ended September 30, 2000 to a loss of $1.5 million in the nine month period ended September 30, 2001 due to the factors discussed above.


Liquidity and Capital Resources

At September 30, 2001, working capital totaled $21.4 million as compared to $23.1 million at December 31, 2000. This decrease is a result of negative operating results coupled with the purchase of capital equipment.

For the nine month period ended September 30, 2001, operating activities created a positive cash flow of $610,000. This reflects the positive result from operations when material non-cash items, principally consisting of inventory reserve adjustment, allowance for bad debt adjustment, and additions to the deferred tax asset, are added back to the net loss.

For the nine month period ended September 30, 2001, investing activities consumed $486,000 in cash, consisting primarily of the purchase of production equipment.

For the nine month period ended September 30, 2001, financing activities provided $39,000. Our U.S. line of credit was unused at September 30, 2001 and had $5 million of availability as of that date. We have a $1 million equipment lease line, unused at September 30, 2001. The exercise of outstanding stock options is a potential source of equity capital that may be available to us, although we do not rely on this as a source of income. We believe that our current cash balances and lines of credit will allow us to fund our operations for at least the next 12 months. However, an unforeseen downturn in our results of sufficient magnitude could adversely affect our ability to meet that forecast.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use six-month foreign exchange forward contracts to hedge certain revenue exposures against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure and consequently we would not expect a sudden or significant change in foreign exchange rates to have a material impact on future net income or cash flows. However, a foreign exchange movement with a duration of over six months could impact financial performance.

Forward-Looking Statements

This Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report (see, for example, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors may include the following:

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

     . Fluctuations in the value of foreign currencies, especially the Japanese yen.

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

     .    Volatility in our stock price.

The following, in addition to the risk factors described above, are among the factors that could cause actual results to differ materially from the forward-looking statements: a continued downturn in the electronics industry and general economy, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. The forward-looking statements contained in this Report on Form 10-Q regarding industry trends, revenue and product mix, costs and gross profit expectations, income taxes, revenue growth, product development and marketing and sales expenses, cash flow, foreign currency exchange risk and future business activities should be considered in light of these factors.

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

                                  INTERLINK ELECTRONICS, INC.



DATE:  November 14, 2001          PAUL D. MEYER
                                  -------------
                                  Paul D. Meyer

                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)