Form 10-K
period 2001-12-31
INTERLINK ELECTRONICS INC
filed 2002-04-01
CIK 828146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to________
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 20, 2002 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $50,803,741. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as the only affiliates.

      As of March 20, 2002, the number of shares of the registrant's Common Stock outstanding was 9,758,872.

                      Documents incorporated by reference:

      Portions of Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           INTERLINK ELECTRONICS, INC.
                                TABLE OF CONTENTS


 Item                                                                       Page
  No.                                                                        No.
  ---                                                                        ---

                             Part I

   1. Business..............................................................   3
   2. Properties............................................................  14
   3. Legal Proceedings.....................................................  14
   4. Submission of Matters to a Vote of Security Holders...................  15
4(A). Executive Officers of the Registrant..................................  15

                             Part II

   5. Market for Registrant's Common Equity and Related Stockholder
      Matters...............................................................  17
   6. Selected Financial Data...............................................  18
   7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................  19
7(A). Quantitative and Qualitative Disclosures About Market  Risk...........  25
   8. Financial Statements and Supplemental Data............................  26
   9. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..................................................  26

                            Part III

  10. Directors and Executive Officers of the Registrant....................  26
  11. Executive Compensation................................................  26
  12. Security Ownership of Certain Beneficial Owners and Management........  26
  13. Certain Relationships and Related Transactions........................  26

                             Part IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  27

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, which may include the following:

      . We may incorrectly predict the amount or timing of growth in markets where we expect our future revenue growth to occur.

      . Our sales may fluctuate materially if they are concentrated with one or more customers or in limited market or geographic areas that experience a business downturn.

      . We may not successfully implement our business strategies of developing products for the home entertainment and e-transactions markets.

      . International sales and manufacturing risks may affect our results in unpredictable ways.

      . Fluctuations in the value of foreign currencies can affect the dollar value of our sales or our product costs.

      . We may be unable to develop and introduce new products to respond to evolving industry requirements in a timely manner.

      . The home entertainment and e-transactions markets may not adopt our technology.

      . Our competitors may develop products, technologies or relationships that afford them a competitive advantage.

      . We may be unable to attract and retain qualified individuals for critical positions.

      .     We may fail to manage our growth effectively.

      . Our customers may not perceive a meaningful competitive advantage to them in purchasing our products as an alternative to low-cost, traditional remote products.

      . Changing standards or regulations could increase our costs, affect our competitive position or make our products less desirable.

            or make our products less desirable.

      . Our contract or in-house manufacturing arrangements, including arrangements for products that we make only at a single facility, could be disrupted by economic, political or natural events.

      . We may experience interruptions in the supply of Force Sensing Resistor sensors or other components, causing us to miss shipment deadlines.

      . We may experience performance, reliability or quality problems with our products.

      . Federal, state and international legislation and regulations affecting e-commerce may adversely impact our competitiveness or increase our costs.

      .     We may be unable effectively to protect our intellectual property.

      . Proprietary technologies of our competitors may create barriers to entry.

      . Third party vendors on whom we rely for significant aspects of our technology development may fail to perform on schedule or to the required standard.

         PART I

ITEM 1. BUSINESS

Overview

      We are a leader in the development of intuitive interface devices for a variety of home and business applications. Our products enable a user to control and communicate with various audio-visual products such as business presentation projectors, digital televisions (directly or through set-top boxes) and other information display systems by providing an intuitive device on which the user can remotely input a variety of commands. Our patented touchpad technologies capture electronic signature and character input for digital recognition for e-commerce and other digital communication applications. Our products incorporate patented sensor and wireless communication technologies, proprietary applications and ergonomic designs. Our traditional business has been in the business presentation market where we are the leading supplier of intuitive interface devices to most of the manufacturers of business presentation systems. Based on our suite of intuitive interface technologies, we have recently entered two new markets: home entertainment and electronic transactions. By building partnerships with providers of complementary software and hardware technologies, we market our products for use with information display systems as digital interface technology is incorporated into them. We also manufacture and sell a variety of electronic components, such as touchpads, specialty mice and rugged input devices for computer, automotive and medical applications.

      We are the leading supplier of intuitive interface devices and components for the business presentation market, where we sell both to original equipment manufacturers (OEMs) and directly to consumers through reseller channels. Our OEM customers include presentation system manufacturers, such as InFocus, NEC, Sony, Compaq, IBM and Toshiba. We also design, manufacture, license and sell a broad variety of specialty components incorporating our technologies, such as pointing devices and industrial sensor products for the computer, automotive and medical device markets.

      In 1999, we entered the electronic document management and business-to-business electronic commerce markets, which we refer to collectively as the e-transactions market, by introducing our ePad electronic signature capture device. The ePad captures signatures electronically and permits these signatures to be bound to an electronic document, allowing a recipient to verify that an electronic document has not been tampered with since the signature was recorded.

      In 2000, we began marketing IntuiTouch technology that enables users to easily control the various applications emerging in the home entertainment market, such as interactive television.

      2001 was a challenging year for Interlink Electronics, as it was for many technology companies. During the year we experienced our first decline in sales on an annual basis in over a decade as our customers and potential customers adjusted inventory levels, adopted conservative growth strategies, strictly limited purchasing and delayed or abandoned new product introductions. Despite these challenges, we have continued to pursue our strategic business plan, while at the same time moving aggressively to control costs not directly required to implement the plan. We have continued to invest in new technologies and new markets, have maintained and, in some cases, strengthened our relationships with our key customers and have worked to strengthen our existing business partnerships and develop new ones. While we cannot predict with any certainty what level of demand will exist in our markets, we believe that we are well positioned, based on technology, relationships and financial condition, to take advantage of the market opportunities that are presented to us.

Market Background

      BUSINESS COMMUNICATIONS MARKET. We are the dominant supplier of remote input devices to the business communications market, supplying the majority of all remote input devices used to control presentation projectors. This market consists of electronic presentation devices that enable mixed-media presentations using PowerPoint or other commonly available presentation software, including both locally contained presentations and video-conferencing presentations distributed to multiple locations. As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the mechanisms to control the presentation process have undergone a similar evolution. Similarly, the advent of broadband communication technologies has enabled developments in video-conferencing that permit sophisticated, interactive presentations to be made at multiple locations and to be controlled from a single location. Today, it is possible for a presenter to control various characteristics of a sophisticated audio-visual presentation using a small, remote device. Unlike slide presentations, which cannot be edited, or overhead presentations that can be edited only by standing over the projector and writing with a pen or grease pencil, the modern, computer-driven presentation can be controlled, edited, amplified, distributed and otherwise manipulated electronically. This demands a wireless device that can easily transmit a wide variety of commands and support complex control functions in an intuitive manner. For the presenter and audiences benefit, it is important that the control process not detract from the presenter.

      According to Pacific Media Associates, the business communications market is growing at an average annual rate of 25% with unit volumes expected to increase from 540,000 units in 1998 to more than 2 million units in 2004. Our OEM customers have recently introduced business communications hardware that will significantly reduce the size and weight and increase the resolution and brightness of presentation devices such as projectors and the processing power of computers that support them. Increased portability will enable many users to travel with a complete presentation system capable of fitting in a standard briefcase.

      HOME ENTERTAINMENT MARKET. The use of remote devices to control household entertainment systems has been growing for at least the last quarter century. Two recent developments, however, have dramatically increased the complexity of the processes that these devices must control. These developments are the advent of digital cable and satellite delivery systems and the introduction and widespread use of the Internet. Early remotes used to control broadcast, and later analog cable, television were relatively simple devices that permitted the viewer to turn the set on or off, change channels and adjust volume. Today's television viewer may wish to control a variety of information or entertainment systems, including cable or satellite input, VCR's, DVD players and audio systems or to participate in the increasing number of interactive options being presented by content providers. The recent advent of digital cable and satellite networks creates substantial new opportunities for interaction for the viewer. Digital cable and satellite networks offer or can offer consumers electronic program guides, voice telephony, e-mail, e-commerce and other services through the television. For example, a television viewer may, after viewing a movie, wish to order a copy on DVD, or the viewer of a news program or television commercial may wish to obtain additional information by visiting a related website. These new applications are creating a need for interactive capability in the home entertainment markets.

      The Internet has grown rapidly over the past several years and is now used by tens of millions of people for entertainment, education and e-commerce. The increasing popularity of the Internet and the established popularity of television have led a growing number of home computer users to simultaneously access Internet content while they watch television. This convergence of television and computer technologies has enabled a wide range of new communication and entertainment applications.

      We believe that the home entertainment market offers a new, large market opportunity for multi-functional, intuitive interface devices. The advent of digital cable, satellite TV and similar broadband delivery systems is increasing programming choices. It is widely anticipated that computer and television technologies will continue to converge and that the consumer will be able, through a single electronic system, to view television programming, control other entertainment components, access the Internet, participate in on-line commerce, send and receive e-mail and participate in audio and video telephone calls.

      We believe the market for intuitive interface devices will develop as cable and satellite subscribers have increased access to digital set-top boxes. Forrester Research, Inc. estimated that 15.3% of U.S. households had digital set-top boxes by year-end 2001, growing to 60% in 2005. We believe that, as digital set-top boxes are deployed and broadband services such as Internet access become available, consumers will seek new control devices that are more sophisticated, flexible, and intuitive than traditional television remotes or the combination of a remote and wireless keyboard.

      E-TRANSACTIONS MARKET. The rapid growth of the electronic document management and business-to-business e-commerce markets has created a need for electronic document and approval authentication methods that can serve as an electronic substitute for the signature on paper documents. For the recipient of an electronic document to have confidence that the document was approved in the form in which it appears on his or her computer screen, it is necessary to have a reliable mechanism that captures a signature, binds the signature to the document, and verifies the identity of the approving person and the integrity of the document in the form in which it was approved.

      We believe there will be a sizeable market for an electronic signature capture product in electronic document management applications, especially in consumer "turnstile" environments such as retail point-of-sale, financial and insurance services. We expect that e-transactions products will be deployed in this market as the dollar value of business-to-business e-commerce grows from $406 billion in 2000 to $2.7 trillion in 2004, as forecast by Forrester.

      SPECIALTY PRODUCTS MARKET. Using our original FSR technology, we sell sensors that permit control of various processes based on the amount of force applied to an input device. We continue to market these devices, both as stand-alone products and as components sold to OEMs for use in their products. We believe that this market is stable and do not expect significant change in the scope of our specialty products business.

The Need for Intuitive Interface Devices

      We believe traditional remote control devices are not well suited for evolving user requirements. In the home environment, entertainment systems are increasing in complexity, more applications and content can be accessed on each system, and multiple components of a system are often used simultaneously. Business presentation devices are also offering more sophisticated control options. However, the remote control devices that are typically used to control applications and systems in the home and business environment are not intuitive and are often difficult to use. They contain many buttons, which require users to memorize or look up each function of each button. Users often need several control devices, such as a remote and a wireless keyboard, to access multiple applications, such as digital TV content, Internet-based communication and commerce, and the telephone. The multiplicity of individual devices or buttons or sequences of buttons on a single device required to control the related system also requires the user to look directly at the interface device in order to select the correct button or button sequence. This is distracting in the case of business presentations and may be undesirable in the home entertainment environment if the user is in a darkened room or does not want to miss something in the visual presentation.

      The typical remote control device operates on infrared, or IR, technology, which does not work well over long distances or if there are intervening objects, such as furniture. Although, some remote communication functions are best addressed using IR technology and the majority of current systems are set to up receive IR signals, by itself IR technology has significant limitations. IR signals also interfere with each other, which prevents the use of multiple IR signals in a single room, significantly limiting interactivity between the remote and the multiple devices it controls and making bi-directional communication impossible. Finally, traditional IR technology is slow and narrows bandwidth, limiting the complexity of data that can be transmitted.

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

The Interlink Solution

      We use our suite of proprietary intuitive interface technologies to create devices that enable users to operate and control computers, televisions, projectors and other complex electronic systems. By enabling interactivity between interface devices and the systems they control, we allow users to interact directly with menu-driven application programs resident in the controlled system through an on-screen display. Our devices enable the use of high bandwidth applications such as telephony and provide an intuitive interface for applications encompassing the functions typically associated with computers, such as browsing the Internet and sending and receiving e-mail. For instance, our new interface device for next generation digital set-top boxes will integrate cursorless navigation, text entry, freehand writing and drawing and voice transmission capabilities within a single lightweight, hand-held platform. The device will enable total control of various home entertainment options available yet retain a highly intuitive user interface and a sleek ergonomic design.

      Our interface devices offer a number of benefits not available using traditional technologies:

      EASY-TO-USE SENSOR TECHNOLOGY. The vast majority of our products include our patented FSR technology. The FSR, or Force Sensing Resistor, combined with other Interlink Technologies, creates a pointing device that responds to pressure and can accept input from a finger or a pen. It also consumes minimal power, making it ideal for use in a battery powered interface device. In conjunction with patent-pending pad-to-screen mapping and gestures technology, our FSR touchpads provide an intuitive means of communicating with a wide array of applications and systems. The FSR is also ideally suited for capturing high resolution electronic signatures.

      INNOVATIVE SOFTWARE APPLICATIONS. Our pad-to-screen, or PTS mapping technology, for which we have a patent pending, allows a user to touch a point on a FSR touchpad to activate a button or menu item in a corresponding on-screen location. This capability eliminates the need to click or cursor through various intervening menu items. Using PTS mapping, a user can easily and quickly perform a number of complex functions without looking at the remote device, including the operation of a virtual keyboard activated through the touchpad but appearing on the monitor.

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

      ENHANCED WIRELESS COMMUNICATIONS TECHNOLOGY. In addition to our patented wireless protocol, RemoteLink, we have developed expertise in industry wireless protocol standards, such as IR, radio frequency and Bluetooth. Our patented RemoteLink wireless communications technology retains the IR technology necessary to communicate with most of today's information and entertainment systems and combines it with RF technology to overcome most of the shortcomings of traditional IR technology. RemoteLink permits our intuitive interface devices to:

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

      WIDELY ACCEPTED FUNCTIONAL AND ERGONOMIC DESIGN. Our intuitive interface devices reflect our strong focus on functionality and ergonomics. We maintain an active product design effort and devote considerable attention to issues related to ease of use of our products. An example of the results of these efforts is our patented ClickTrigger button incorporated in a number of our products, which enables the user to click on an icon on a monitor by squeezing a button with his or her index finger in a motion similar to pulling a trigger on a gun.

The Interlink Strategy

      We intend to use our suite of technologies to become the leading provider of intuitive interface devices for the home and business markets through the implementation of the following strategies:

      WE WILL WORK WITH HOME ENTERTAINMENT INDUSTRY INNOVATORS TO DEVELOP INTUITIVE INTERFACE DEVICES FOR INTERACTIVE APPLICATIONS. We will introduce intuitive interface devices for the home entertainment market that will enable users to take full advantage of the many interactive applications that are starting to become widely available. We are building technology partnerships with a variety of other technology providers, such as multiple service operators, manufacturers of digital set-top boxes and front and rear projectors and plasma displays and developers of software applications, to promote the compatibility of our devices with as many different interactive home entertainment systems and systems as possible. In order to support this compatibility, we will develop or partner with others to develop communication protocols that enable our interface devices to function with the various applications available to consumers in the home entertainment market and the systems on which these applications will run. Because many of our OEM customers in the business communications market are also participants in the market for home entertainment systems, we expect to use our relationships with them to facilitate the widespread adoption of our intuitive interface devices in this market.

      WE WILL AGGRESSIVELY MARKET OUR EPAD PRODUCT LINE TO THE E-TRANSACTIONS MARKET. We will foster adoption of our ePad product line in the e-transactions market by expanding distribution channels and building strategic relationships with key software and systems integrators to develop turnkey solutions for deployment in large corporate settings. To foster adoption of the ePad in the electronic document management market, we are working with electronic signature software companies like Silanis Technology, Inc. and Communication Intelligence Corporation. We also are working with OEMs like VeriFone that are interested in promoting the widespread use of electronic documents.

      WE WILL MAINTAIN OUR LEADERSHIP POSITION IN THE BUSINESS COMMUNICATIONS MARKET. We will seek to maintain our leadership position in the business communications market by continuing to provide our OEM and reseller customers with innovative products that are responsive to consumer needs. We also expect to introduce products for related ancillary markets, such as conference room and video conferencing controllers and conferencing automation products.

      WE WILL DEVELOP PROPRIETARY APPLICATIONS TO EXPAND OUR PENETRATION INTO NEW MARKETS. We will develop either for ourselves or in partnership with other companies, software applications that enhance the functionality of our intuitive interface devices and will seek to license such applications where possible. We intend to work with our customers and development partners to identify and develop applications that will meet customer needs and, where appropriate, to license these applications.

      WE WILL ENHANCE OUR CURRENT TECHNOLOGY AND DEVELOP OR ACQUIRE NEW TECHNOLOGY AND APPLICATIONS. We will maintain an active technology development program that will enable us to enhance our current touchpad and wireless communication technologies and develop new technologies and applications for them. We believe this continuing development will allow us to increase our market share in the markets in which we compete and identify new markets where our technologies can provide us with a competitive advantage. Where appropriate, we may acquire technologies from others or acquire companies that own or are developing technologies that we believe would allow us to enhance our product offerings.

Products

      We have four principal product lines targeted at the business communications, home entertainment, e-transactions and specialty components markets.

      BUSINESS COMMUNICATION PRODUCTS. Our remote interface devices are used by the business communications market to control presentation systems such as projectors. Our traditional interface devices incorporate a pointing button to control the cursor and one or more function selection buttons. These products range from a simple interface device with only a pointing device and a single click button to devices with 30 function keys. Most of these products incorporate our patented ClickTrigger button.

Additionally, we have introduced interface devices based on our RemoteLink technology which incorporate a touchpad and permit the user, in addition to the normal presentation control functions, to write over or highlight material appearing in the formal presentation.

      We sell interface devices in the business communication market principally to OEMs and, to a lesser extent, as branded products through a variety of distributors and value added resellers. Our current OEM customers include some of the largest presentation system manufacturers, including; InFocus, NEC, Sony and Toshiba. Although most business presentation devices are made by Japanese companies, the United States represents the largest market for these products. Accordingly, our OEM sales are concentrated in Japan and managed by our Japanese subsidiary while our branded sales are primarily U.S.-based.

      In 2001, our business communication products accounted for 64% of our sales. Our dominant market share of the OEM market causes our sales of business communication products to mirror trends in the presentation industry. This was the case in 2001, when inventory adjustments and generally poor economic conditions resulted in reduced demand for new business presentation systems. However, our relationships with our principal customers in these markets remains strong and, in some cases, is strengthening. For example, in February 2002, we announced an enhanced relationship with InFocus Corporation, which, together with its subsidiaries, enjoys an approximate 24% share of the business presentation system market. We expect this area of our business to continue to reflect trends in the business presentation system market

      HOME ENTERTAINMENT PRODUCTS. The IntuiTouch product, our prototype intuitive interface device for home entertainment systems such as digital set-top boxes, is based on a technological platform similar to our most advanced business communications devices. The pad-centric remote device integrates mouse pointing, text entry, freehand writing and drawing and voice transmission capabilities. The device enables total control of the variety of home entertainment options available yet retains a highly intuitive user interface and an ergonomic design.

      Economic conditions in 2001 resulted in substantial reductions in the rate of deployment of new broadband systems. Accordingly, our home entertainment development efforts have been focused on the design of interface devices that will be needed to support the advanced viewing devices that will be offered to consumers over the next few years, such as front and rear projectors, HDTV and plasma displays. We are working both directly with the manufacturers of these devices and, at the chip level, with innovators of new projection and television technologies in an effort to integrate our interactive communication devices with their products and technologies. A number of the companies expected to have significant offerings in the digital home entertainment market are our customers in our business communications segment. We believe that our strong relationship with these customers affords us an opportunity to work with them as they expand into this new market and we are actively pursuing these opportunities.

      We also make an important component of Microsoft's Xbox game controller. This sensor is based on our patented FSR technology and is included in our home entertainment segment because of its application. In 2001, the majority of our revenue from home entertainment came from sales of the Xbox component.

      E-TRANSACTIONS PRODUCTS. Our ePad product consists of a FSR touchpad mounted in a plastic case and connected by a serial or U.S.B cable to a computer. Like all of our touchpads, it is actuated using a finger, electronic pen or any other device capable of exerting pressure at a given point on the sensor. The ePad captures and binds signatures to electronic documents. We work with major electronic signature software application developers to provide turnkey solutions to end-users. Depending on the software used with it, the ePad device can perform a variety of document authentication functions, such as alerting a reader if any change has been made to a document since it was transmitted by the sender or verifying the authenticity of the signature.

      Since our introduction of the ePad product, we have devoted considerable resources to marketing to the financial services and insurance industries, where we believe there is an obvious opportunity based on cost savings and efficiency. At the beginning of 2001, several entities in these industry segments had commenced trials to determine the reliability and effectiveness of our ePad product. However, worsening economic conditions in 2001 and, especially in the case of the insurance industry, the events of September 11 caused a number of these trials to be delayed or suspended. Nevertheless, we have completed substantial sales to two companies in the insurance industry and two in the financial services industry and are continuing to build volume of smaller sales. We are pursuing opportunities in the retail sector and have received several indications of interest in our Point of Sale ePad. Other opportunities appear to be available in connection with cash transactions in casinos, electronic receipts and other applications and we are partnering with others to pursue these opportunities. We believe that sales of our ePad product may gain momentum based on technological validation and customer acceptance represented by sales to date and that any such momentum will be enhanced by any general business recovery in 2002.

      Despite the initial sales described above, electronic signature capture and verification is a new process and we expect to make significant sales to each new customer only following a trial and evaluation period.

      SPECIALTY COMPONENTS. Our specialty components business consists primarily of two product lines. We sell integrated pointing solutions to manufacturers of notebook computers and industrial computers. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches and automotive components, such as car seats. This business has been relatively stable for several years, varying only with general economic conditions. In 2000 and the first three quarters of 2001, we received significant royalty revenue from the license of some of our technology to a former affiliate. The payments ended in the third quarter of 2001 and we do not anticipate significant licensing revenue in the near future.

Technologies

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

Sales and Marketing

      We employ a direct sales team of six people in the U.S. and three in Japan. Each sales team is supported by inside sales personnel, product managers and application engineers. For our branded products, we also use value-added resellers, system integrators and distributors throughout the U.S. and Europe.

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

      We anticipate using our relationships with our existing business communication OEM customers to facilitate the introduction of our products in the home entertainment market. We also are forming relationships with software developers, digital set-top box manufacturers and cable and satellite television providers to enhance that market's acceptance of our products and technologies. We anticipate using similar sales and marketing techniques as those described above once we become established in this market.

      For e-transactions sales, we use public relations activity, direct advertising and trade show participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. To a lesser extent, we leverage the sales and marketing resources of our software partners.

Manufacturing

      We manufacture all FSR sensors at our facility in Camarillo, California. This facility is capable of operating on a single, double, or triple shift basis, as volume dictates. We acquire raw materials and components from a number of sources, mostly within the United States. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of which are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods. We contract with several manufacturers in China to conduct most of our high volume, non-FSR manufacturing operations.

      In late 2001, we formed Interlink Electronics Asia Pacific (IEAP), to coordinate our non-US manufacturing activities. Based in Hong Kong, this wholly owned subsidiary purchases components, assembles them into kits and distributes the kits to various contract manufacturers for assembly. IEAP began shipping its first products in February 2002. We expect to transition the bulk of our non-US manufacturing coordination to IEAP over the next year.

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

      In the business communications market, our competitors include Hoshiden and SMK Corporation. In the home entertainment and e-transactions markets, we will face competition from Koninklijke Philips Electronics N.V., Wacom Technology Co. and other smaller companies.

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

Research and Development

      The business communications, home entertainment and e-transactions markets are characterized by rapid and continuous technological development of the systems with which our products interface. For example, in the business communications market, the computerized projector has rapidly become a powerful, lightweight machine that is easily portable by its user. To maintain our competitive position, we believe we must develop, in a timely manner, new interface technologies and products and enhance our existing technologies and products. Accordingly, we allocate a significant amount of our financial resources to engineering, product and advanced technology development. We also maintain close relationships with our customers, which helps us anticipate their product needs.

      We employ 33 people in our product design, engineering support and advanced technology departments in the US and in Japan. As appropriate, we engage outside software development firms to facilitate the integration of our products into our customers' products.

      Most of our current research and development efforts are focused on further development of our intellectual property surrounding pad-centric input devices and technologies and the wireless communication protocols. Ongoing efforts are directed at enhancing the ergonomics of our interface designs, such as touchpad input and our ClickTrigger control.

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

      The first of the our patents for FSR, which cover certain aspects of the use of an uneven surface to produce variable resistance, expired on September 24, 1999. We have continued our efforts to improve the design, formulation, and manufacture of our sensors. Some of these improvements are maintained as trade secrets, while U.S. and foreign patents have been applied for with respect to others. The other U.S. and foreign patents we hold at this time, covering various apparatus, processes and methods related to force sensing technology, began expiring last year and the remainder will expire between now and 2015.

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

Employees

      We had 107 full-time employees in the United States as of December 31, 2001; 101 at our corporate offices and manufacturing facilities in California, and six at our regional sales offices. Our Japanese subsidiary had 24 employees and five employees were located in Hong Kong at our Chinese subsidiary on that date.

ITEM 2. PROPERTIES

      Our corporate offices and principal manufacturing facilities are located in a 35,333 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until August 2003 and provides for an average monthly rent payment of $20,681. We believe that this facility will be adequate to meet our requirements for at least the next 12 months. Our two regional sales offices operate out of leased facilities. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo. Our Hong Kong subsidiary leases office and warehouse space in Hong Kong and mainland China.

ITEM 3. LEGAL PROCEEDINGS

      We are not engaged in any litigation that we expect will have a material adverse effect on our business, financial condition or results of operation. From time to time, we are involved in various legal actions which arise in the ordinary course of business. We do not believe that losses incurred, if any, will have a significant impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a Special Meeting of Stockholders of the Company on December 20, 2001, the holders of our outstanding common stock took actions described below. At November 13, 2001, the record date, 9,758,772 shares of common stock were outstanding and eligible to vote at the Special Meeting of Stockholders.

      By the vote indicated below, the stockholders approved the proposed amendments to the Company's 1996 Stock Incentive Plan:

3,654,855 Shares in favor
  975,633 Shares against
  499,838 Shares withheld

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table contains information as of March 9, 2002 with respect to each person who is an executive officer of Interlink:

Name                                 Age  Position
----                                 ---  --------

E. Michael Thoben, III............    48  President, Chief Executive Officer and
                                          Chairman of the Board
Paul D. Meyer.....................    42  Chief Financial Officer and Secretary
Tamio Mori........................    55  President and General Manager,
                                          Interlink Electronics K.K.
Michael W. Ambrose................    42  Sr. Vice President--Engineering

      E. Michael Thoben, III has served as Interlink's president, chief executive officer and chairman of the board of directors since 1994. From 1990 to 1994, he served as Interlink's president and a director. Prior to joining Interlink in 1990, Mr. Thoben was employed by Polaroid Corporation for 11 years, as the manager of one of Polaroid's seven strategic business units on a worldwide basis. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and The Wharton School of Business.

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

      Tamio Mori has served as the president and general manager of Interlink Electronics K.K., Interlink's 80% owned Japanese subsidiary, since 1993. Prior to Interlink, Mr. Mori served in increasingly senior positions for 22 years with Mitsubishi Petrochemical Corporation, most recently as Assistant General Manager of New Business Development. He has a M.S. in Chemical Engineering and a B.S. in Organic Chemistry from Waseda University.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the Nasdaq National Market System under the symbol "LINK." The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the quarters indicated. These prices do not include retail markups, markdowns or commissions. The prices reflect a three-for-two stock split effected as a stock dividend on shares of our common stock outstanding on March 20, 2000.

                                                                  Low       High
Year ending December 31, 2000
   First Quarter...........................................    $25.33     $69.17
   Second Quarter..........................................     17.31      62.67
   Third Quarter...........................................     15.00      50.00
   Fourth Quarter..........................................      8.50      31.73
Year ended December 31, 2001
   First Quarter...........................................     $3.00     $16.00
   Second Quarter..........................................      2.91      11.38
   Third Quarter...........................................      2.05       8.45
   Fourth Quarter..........................................      2.13       4.93
Year ending December 31, 2002
   First Quarter (through March 26, 2002)..................     $2.75      $6.35

      On March 20, 2002, the closing price of the common stock on the Nasdaq National Market was $5.41. As of March 20, 2002 there were approximately 1,500 shareholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink's outstanding common stock is held of record in broker "street names" for the benefit of individual investors. As of March 20, 2002 there were 9,758,872 shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, our independent public accountants, and are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheets dated as of December 31, 1997, 1998 and 1999 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP and are not included in this Form 10-K.

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                 1997         1998         1999         2000         2001
                                                 ----         ----         ----         ----         ----
                                                           (in thousands, except per-share data)

Statement of Operations Data:
Revenues                                       $19,153      $22,095      $28,106      $33,870      $25,265
Cost of revenues                                11,829       13,954       17,640       19,453       16,454
                                               -------      -------      -------      -------      -------
Gross profit                                     7,324        8,141       10,466       14,417        8,811

Operating expenses:
  Product development and research               1,600        1,416        2,225        3,222        3,518
  Selling, general and administrative            5,555        5,837        5,799        7,612        8,278
                                               -------      -------      -------      -------      -------
     Total operating expenses                    7,155        7,253        8,024       10,834       11,796
                                               -------      -------      -------      -------      -------
Operating income (loss)                            169          888        2,442        3,583       (2,985)
                                               -------      -------      -------      -------      -------

  Other income (expense):
     Minority interest                              --           --          (31)         (25)         (12)
     Interest income (expense)                    (152)        (127)          35           94          174
     Cost of cancelled equity offering              --           --           --         (769)          --
     Other                                          13         (359)         (86)         (49)          45
                                               -------      -------      -------      -------      -------
            Total other income (expense)          (139)        (486)         (82)        (749)         207
                                               -------      -------      -------      -------      -------

Income (loss) before provision
  for income tax expense                            30          402        2,360        2,834       (2,778)

Provision for income tax expense (benefit)          --           --          252         (274)        (764)
                                               -------      -------      -------      -------      -------
Net income (loss)                              $    30      $   402      $ 2,108      $ 3,108      $(2,014)
                                               -------      -------      -------      -------      -------

Earnings (loss) per share--basic(1)            $  0.00      $  0.05      $  0.26      $  0.35      $ (0.21)
Earnings (loss) per share--diluted(1)          $  0.00      $  0.05      $  0.21      $  0.28      $ (0.21)

                                                                       December 31,
                                                                       ------------
                                                 1997         1998         1999         2000         2001
                                                 ----         ----         ----         ----         ----
                                                                      (in thousands)
Balance Sheet Data:
Working capital                                $12,461      $14,139      $17,644      $22,528      $19,333
Total assets                                    17,555       19,577       24,707       31,774       26,641
Short term debt                                  1,090          630          518        2,079        1,923
Long term debt                                     724        1,423        1,424        2,598        1,855
Stockholders' equity                            13,453       14,665       18,247       22,433       20,305

-----------
(1) As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historical Factors Affecting Financial Performance

      We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1992, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for electronic, musical, medical and other applications, which we now refer to as the specialty components market. In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device. The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market. In 1999, we introduced the electronic signature capture product, ePad, for our e-transactions market. In 2000, we first demonstrated IntuiTouch technology for the home entertainment market.

      In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below. Information regarding our other accounting policies is included on page F-7 of this report.

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exsists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) could require management's judgements regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      The Company's accounts receivables are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company continually monitors account receivable balances, and provides for an allowance of doubtful account at the time collection may become questionable based on payment history or age of the receivable and other factors related to the customers ability to pay.

      We first achieved profitable operations in 1995. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. Management believes we will be able to utilize the net deferred tax asset; however, if we do not return to quarterly profitability in 2002, it is likely that we will eliminate this asset ($1.3 million) by recording a tax expense.

      Other income (expense) was significant in 1998 and 2000 as the result of a non-recurring legal settlement expense in 1998 and an expense associated with a public offering of our securities that was cancelled in 2000.

      Prior to 1999, operations was a net user of cash that we funded through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million. In 2000 and 2001, operations was essentially cash flow break-even to marginally positive.

      In response to the economic slowdown in mid-2001, we restructured our operations and adjusted our inventory and bad debt reserves by $2 million and $300,000 respectively. We believe these estimates of potential losses are adequate at December 31, 2001. However, a further deterioration of the financial health of our customers either in the U.S. or Japan may prove those estimates to be inadequate.

      We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 40% of our 2001 revenues came from

Japanese customers. The primary end-user market for the business communications market is the U.S., however our Japanese customers are affected by the on-going recession in Japan. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue ($750,000 gain in 2001). These contracts typically have a six-month duration; thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. In addition, as our Japan subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

      We licensed certain technology related to the production of FSR sensors to International Electronics and Engineering (IEE), a former affiliate based in Luxembourg, for use in connection with sales of sensors to the automotive industry. We received significant payments under this license agreement commencing in 2000 ($2.5 million) and continuing through the third quarter of 2001 ($1.5 million). No further payments are due under this agreement. We have occasionally licensed other aspects of our technology in connection with the settlement of intellectual property disputes and expect to continue to do so in the future. However, there are no current contingencies under which we would earn significant licensing revenue.

2001 Overview

2001 revenue by market segment is shown in the following table:

--------------------------------------------------------------------------------
                                                                     Percent of
Market Segment                            2001 Revenue               Total Sales
--------------------------------------------------------------------------------
Business Communications                  $16.3 million                   64%
--------------------------------------------------------------------------------
Specialty Components                       6.1 million                   24
--------------------------------------------------------------------------------
Home Entertainment                         2.0 million                    8
--------------------------------------------------------------------------------
E-Transactions                             1.0 million                    4
--------------------------------------------------------------------------------

      Our principal source of revenue continues to be our business communications market. Sales in that market declined as a result of general economic conditions and resulting adjustments to purchasing and inventory levels by our customers. However, our market position continues to be very strong and we should be in a position to benefit from any upturn in sales of presentation systems.

      Specialty components, our original market, continues to be a strong contributor to revenue. In 2000 and the first three quarters of 2001, revenue in this market segment was positively affected by licensing revenue from IEE, which will not recur in 2002. We expect specialty components to continue to be a significant contributor to our revenue but do not anticipate significant growth in this market.

      As noted elsewhere in this report, our e-transactions business was adversely affected during the period by a general slowdown in new equipment purchasing; nonetheless, we have consummated significant transactions with two insurance companies and two companies in the financial services industry and continue to build our volume of sales in smaller orders. At both large and small volumes, sales of E-transaction devices tend to result in "one-time" revenue and therefore sales levels in this segment can be more volatile than in other markets in which we operate. However, we believe that the increasing installed base of our e-transactions devices can have a positive effect on future sales by providing evidence of technological soundness and customer acceptance.

      Revenue in the home entertainment sector results primarily from sales of an FSR based component for use in the Microsoft Xbox game controller. We expect that these sales will continue in 2002 but that revenue from our IntuiTouch products will develop slowly as new technologies are introduced by our customers and development partners. At the date of this report, we do not expect meaningful revenues from IntuiTouch products until 2003.

      In 2001, we recorded our first annual decline in revenue in more than a decade and our first annual loss since 1994. We believe that these results were significantly affected by general economic conditions that affected purchasing levels in our established business communications and specialty components markets and slowed penetration in our new e-transactions and home entertainment markets. In the case of particular industries, such as the insurance industry that we have targeted for our e-transactions products, the events of September 11 further impacted our ability to achieve penetration levels that we had originally anticipated. While these factors may continue to affect our results in 2002, we believe that our basic market positioning is sound. We continue to enjoy a dominant share of the OEM business presentations controller market and are having some success in developing sales channels for branded aftermarket products. Our FSR based products and components continue to sell well in both our specialty components and our home entertainment markets, our e-transactions business appears to be gaining traction and we believe that our technology, products and commercial relationships addressing interactive digital remote communication put us in a position to capitalize on any growth in this market sector.

      Despite the downturn in revenues in 2001, we chose to maintain our commitment to research and development, spending slightly more in 2001 than in the prior year and also increased selling, general and administrative expense. During the second quarter of fiscal 2001, as a result of a continued decline in revenues and customer demand, the Company provided additional reserves of $2 million for excess and obsolete inventories. The continued industry-wide reduction in spending and the resulting decrease in demand for the Company's products led to significant reductions in the Company's sales forecast. The Company's regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. As a result of the analysis based on second quarter sales forecast revisions, the company recorded a charge, which was included in the cost of revenues. Increases to the inventory reserve during the remainder of fiscal 2001 were not significant. In addition, we recorded a $300,000 increase in bad debt reserves in the third quarter of 2001 due to changes in certain customers' ability to pay arising after the original sales had been made.

      The loss in 2001 resulted in modest reductions in working capital and stockholders' equity. However, liquidity remains relatively strong and we foresee no immediate need for additional capital or immediate risk of capital inadequacy.

Results of Operations

      The following table presents our historical operating results for the periods indicated as a percentage of revenues:

                                                   Years Ended December 31,
                                                   ------------------------
                                              1999          2000          2001
                                              ----          ----          ----

Revenues                                       100%          100%          100%
                                              ----          ----          ----
Gross profit                                    37            42            35
Operating expenses:
Product development and research                 8            10            14
Selling, general and administrative             20            22            33
                                              ----         -----          ----
Total operating expenses                        28            32            47
                                              ----         -----          ----
Operating income (loss)                          9            10           (12)
Other income (expense)                          --            (2)            1
Income tax expense (benefit)                     1            (1)           (3)
                                              ----         -----          ----
Net income (loss)                                8%            9%           (8)%
                                              ====         =====          ====

Fiscal Year Ended December 31, 2001 Compared with Fiscal Year Ended December 31, 2000

      Revenues decreased 25% from $33.9 million in 2000 to $25.3 million in 2001. This revenue decline is a result primarily of the worldwide slowdown in sales to the business communications and specialty components markets. In addition, the expiration of the IEE license agreement yielded $1.0 million lower royalty revenues in 2001.

      Gross profit as a percentage of sales declined to 35% in 2001 from 42% in 2000 due primarily to the $2 million excess inventory reserve adjustment in the second quarter of 2001.

      Product development and research expense increased 9% from $3.2 million in 2000 to $3.5 million in 2001 while increasing to 14% as a percentage of sales from 10%. The increase reflects our continuing commitment to develop products that will support our leadership position in our existing and targeted markets.

      Selling, general and administrative expense increased 9% from $7.6 million in 2000 to $8.3 million in 2001 and increased as a percentage of sales from 22% in 2000 to 33% in 2001. The higher dollar amount in 2001 reflects a full year expense for individuals hired in 2000 for the e-transactions and home entertainment segments, coupled with the $300,000 adjustment to bad debt reserves in the third quarter of 2001. We implemented a "cost-reduction" plan in the second quarter of 2001 that resulted in a reduction of quarterly SG&A expenses to $1.9 million by the fourth quarter. Thus extrapolating fourth quarter SG&A, the current annual "run-rate" of SG&A is at a lower level than the $7.6 million SG&A for 2000.

      In 2001, we recorded an additional deferred tax asset of $701,000 related to our federal net operating loss carryforwards. Due to a lack of quarterly profitability, we suspended further additions to the deferred tax asset in the fourth quarter of 2001. However, management believes the net deferred tax asset ($1.3 million) will be realized.

      For the year 2001, our operating loss was $3.0 million and the net loss was $2.0 million due primarily to the lower revenues and the inventory reserve adjustment in the second quarter.

Fiscal Year Ended December 31, 2000 Compared with Fiscal Year Ended December 31, 1999

      Revenues increased 21% from $28.1 million in 1999 to $33.9 million in 2000. This revenue growth was a result primarily of growth in sales to the business communications market and, to a lesser extent, from a twofold increase in home entertainment sales to $2.9 million reflecting our initial penetration of that market.

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

Quarterly Results of Operations

      The following table presents unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2001, as well as such data expressed as a percentage of revenue. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                    Quarter Ended (unaudited)
                                                                    -------------------------
                                                                         (in thousands)
                                   March 31,   June 30,    Sept 30,    Dec 31,   March 31,    June 30,    Sept 30,      Dec 31,
                                      2000       2000        2000       2000        2001        2001        2001         2001
                                      ----       ----        ----       ----        ----        ----        ----         ----
Revenues                            $7,685     $8,257      $8,625     $9,303      $7,389      $6,539      $6,036      $ 5,301

Cost of revenues                     4,771      4,661       4,833      5,188       4,117       5,685       3,572        3,080
                                    ------     ------      ------     ------      ------      ------      ------      -------

Gross profit                         2,914      3,596       3,792      4,115       3,272         854       2,464        2,221
Operating expenses:
Product development
  and research                         619        955         725        923         844       1,001         839          834
Selling, general
  and administrative                 1,511      1,790       2,207      2,104       1,999       2,183       2,218        1,878
                                    ------     ------      ------     ------      ------      ------      ------      -------
Total operating expenses             2,130      2,745       2,932      3,027       2,843       3,184       3,057        2,712
Operating income (loss)                784        851         860      1,088         429      (2,330)       (593)        (491)
Other income (expense)                  72       (783)         43        (81)        110          57          16           24
                                    ------     ------      ------     ------      ------      ------      ------      -------
Income (loss) before income tax        856         68         903      1,007         539      (2,273)       (577)        (467)
Income tax expense (benefit)           144         --         106       (524)       (194)       (455)       (115)          --
                                    ------     ------      ------     ------      ------      ------      ------      -------
Net income (loss)                   $  712     $   68         797     $1,531      $  733      $(1,818)    $ (462)     $  (467)
                                    ======     ======      ======     ======      ======      ======      ======      =======

                                    March 31,   June 30,    Sept 30,    Dec 31,   March 31,    June 30,    Sept 30,      Dec 31,
                                      2000       2000        2000       2000        2001        2001        2001         2001
                                      ----       ----        ----       ----        ----        ----        ----         ----
Revenues                               100%       100%        100%       100%        100%        100%        100%         100%
Cost of revenues                      62.1       56.5        56.0       55.8        55.7        86.9        59.2         58.1
                                    ------     ------      ------     ------      ------      ------      ------      -------
Gross profit                          37.9       43.5        44.0       44.2        44.3        13.1        40.8         41.9
Operating expenses:
Product development
   and research                        8.0       11.5         8.4        9.9        11.4        15.3        13.9         15.7
Selling, general
   and administrative                 19.7       21.7        25.6       22.6        27.1        33.4        36.7         35.4
                                    ------     ------      ------     ------      ------      ------      ------      -------
Total operating expenses              27.7       33.2        34.0       32.5        38.5        48.7        50.6         51.1
                                    ------     ------      ------     ------      ------      ------      ------      -------
Operating income (loss)               10.2       10.3        10.0       11.7         5.8       (35.6)       (9.8)        (9.2)
Other income (expense)                 0.9       (9.5)        0.5       (0.9)        1.5          .8          .2           .4
                                    ------     ------      ------     ------      ------      ------      ------      -------
Income (loss) before income tax       11.1        0.8        10.5       10.8         7.3       (34.8)       (9.6)        (8.8)
Income tax expense (benefit)           1.9         --         1.3       (5.6)       (2.6)       (7.0)       (1.9)          --
                                    ------     ------      ------     ------      ------      ------      ------      -------
Net income (loss)                      9.2%       0.8%        9.2%      16.4%        9.9%      (27.8)%      (7.7)%       (8.8)%
                                    ======     ======      ======     ======      ======      ======      ======      =======

      Revenue declined on a quarter-to-quarter basis during the year, primarily as a result of worsening conditions in the business communications market in Japan. The principal factor affecting the decline from the third to the fourth quarter was the loss of licensing revenue from IEE; thus the decline in revenue from other sources between the two last quarters of the year was actually less severe than declines earlier in the year. Early indications are that revenue in the first quarter of 2002 will be at or slightly above fourth quarter levels, indicating a bottoming out in the current adverse business cycle. Our current business plan calls for profitable operations in the second half of 2002, based on numerous assumptions which include a reversal of the decline in sales of computerized presentation systems and increasing penetration of the e-transactions market.

Liquidity and Capital Resources

      Working capital at December 31, 2001 was $19.3 million versus $22.5 million at the end of 2000. The decrease is a result primarily of the operating loss for the year

      Operations generated a positive cash flow of $245,000 in 2001 as compared to an $85,000 negative cash flow in 2000. The improvement is due primarily to lower accounts receivable balances partially offset by a decrease in accounts payable.

      We spent $413,000 in 2001 and $640,000 in 2000 to purchase additional manufacturing equipment and computer equipment related to our internal computer network.

      Primarily from Japanese banks, we received proceeds from unsecured long-term bank loans of $4 million and $1.2 million in 2000 and 2001 respectively. We made payments on long-term debt of $1.0 million and $2.0 million in 2000 and 2001 respectively. Net proceeds for the exercise of stock options were $1.4 million and $1 million in 2000 and 2001 respectively.

      We believe we can fund operations for at least the next twelve months from our current cash and marketable security balances ($9.3 million). Secondly, we have a maximum amount available under our Japanese bank line of credit of $1.1 million, none of which was used as of December 31, 2001. Our U.S. line of credit was unused at December 31, 2001 and had $5 million of availability as of that date. We have a $1 million equipment lease line, $354,000 was used at December 31, 2001. At December 31, 2001 we were in violation of certain financial covenants related to our U.S. lines of credit; we received a waiver of those covenants from the bank. We anticipate we will be out of compliance with these covenants in early 2002 and as a result we are currently re-negotiating the agreements to remove these covenants. It is likely that the new agreements will require the lines of credit to be fully secured by cash deposited at that bank. The exercise of outstanding stock options is also a potential source of equity capital that may be available to us.

      Recent Accounting Pronouncements--In June 2001, the FASB issued two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provided guidance on the accounting for business combinations, require all future business combinations to be accounted for using the purchase method, discontinue amoritization of goodwill, define when and how intangible assets are amortized, and require an annual impairment test for goodwill. We will adopt these statements in 2002 and are currently reviewing these statements to determine their impact; however, we do not expect the adoption of these statements to have a material impact on our financial position or results of operations. The Financial Accounting Standards Board
(FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a material impact on the Company's financial position or operating results.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

      Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts.

These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. During 2001, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At December 31, 2001, the Company had foreign currency exchange contracts outstanding with a notional value of $3.8 million. During fiscal 2001, we recognized $750,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The information required by this item is included at pages F-1 to F-14 and as listed in Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to our directors will be included in our definitive proxy statement for our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference. Information with respect to our executive officers is included under Item 4(A) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation will be included in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management will be included in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to certain relationships and related transactions with management and affiliates will be included in the 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   1. Financial Statements

                                                                   Page in this
                                                                   ------------
                                                                        Report.
                                                                        -------
Index to Consolidated Financial Statements.............................      F-1
Report of Independent Public Accountants...............................      F-2
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 2001....................................................      F-3
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001..........................      F-4
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2001................      F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001..........................      F-6
Notes to Consolidated Financial Statements.............................      F-7

      2.    Exhibits

      The exhibits listed below are filed as part of this report.

Exhibit
 Number
 ------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000). 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant's Amendment No. 8 to

10.1 Registrant's Registration Statement on Form S-1 (Registration No. 333-60380) (the "Form S-1 Registration Statement")).

10.2    1996 Stock Incentive Plan, as amended (incorporated by reference to
        Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.3 Description of Registrant's Management Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.4 Lease Agreement, dated August 15, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10- K for the year ended December 31,
        1998).

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

10.10 Ink Technology Transfer Agreement between the Registrant and InvestAR S.a. r.l. dated December 11, 1992 (incorporated by reference to Exhibit
        10.23 of the Form S-1 Registration Statement). Financing Agreement between the Registrant and InvestAR S.a. r.l. in relation with the Ink Technology Transfer

10.11   Agreement dated December 11, 1992 (incorporated by reference to Exhibit
        10.24 of the Form S-1 Registration Statement).

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

10.14 Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated September 1, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000). +

21.1    Subsidiaries of the Registrant.

23.1    Consent of Arthur Andersen LLP.

24.1    Power of Attorney (see signature page).

99.1    Letter of Arthur Andersen LLP

----------

+ Exhibits for which Registrant has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on April 1, 2002.

                           INTERLINK ELECTRONICS, INC.
                            By:
                             /s/ E. MICHAEL THOBEN, III
                             ------------------------------------------
                                 E. Michael Thoben, III
                                 Chairman, Chief Executive Officer and President

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 1, 2002 on behalf of the Registrant and in the capacities indicated:

Signatures                               Title

/s/ E. MICHAEL THOBEN, III               President, Chief Executive Officer and
----------------------------             Chairman of the Board of Directors
E. Michael Thoben, III                   (Principal Executive Officer)

/s/ PAUL D. MEYER                        Chief Financial Officer and Secretary
----------------------------             (Principal Financial Officer and
Paul D. Meyer                            Principal Accounting Officer)

/s/ GEORGE GU                            Director
----------------------------
George Gu

/s/ EUGENE F. HOVANEC                    Director
----------------------------
Eugene F. Hovanec

/s/ MERRITT M. LUTZ                      Director
----------------------------
Merritt M. Lutz

/s/ JOHN A. BUCKETT, II                  Director
----------------------------
John A. Buckett, II

                           INTERLINK ELECTRONICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Index to Consolidated Financial Statements................................   F-1
Report of Independent Public Accountants..................................   F-2
Consolidated Balance Sheets...............................................   F-3
Consolidated Statements of Operations.....................................   F-4
Consolidated Statements of Stockholders' Equity...........................   F-5
Consolidated Statements of Cash Flows.....................................   F-6
Notes to Consolidated Financial Statements................................   F-7

                    Report of Independent Public Accountants

To Interlink Electronics, Inc.:

      We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
February 13, 2002

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
------------------------------------------------------------

Assets                                                          December 31,

Current assets:                                            2000            2001
                                                           ----            ----
  Cash and cash equivalents                               $10,506       $ 6,868
  Marketable securities                                        --         2,457
  Accounts receivable, less allowance for
    doubtful accounts of $722 and $914
     in 2000 and 2001, respectively                         8,613         5,493
  Inventories                                               9,435         8,502
  Prepaid expenses and other current assets                   661           426
                                                          -------       -------
    Total current assets                                   29,215        23,746
                                                          -------       -------
Property and equipment, net                                 1,632         1,393
Deferred tax asset                                            600         1,301
Patents and trademarks, less accumulated
     amortization of $860 and $981
      in 2000 and 2001, respectively                          235           114
Other assets                                                   92            87
                                                          -------       -------
       Total Assets                                       $31,774       $26,641
                                                          =======       =======

Liabilities And Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                         $ 2,079       $ 1,923
  Accounts payable                                          3,305         1,679
  Accrued payroll and related expenses                        936           609
  Other accrued expenses                                      367           202
                                                          -------       -------
    Total current liabilities                               6,687         4,413
                                                          -------       -------
Minority interest                                              56            68
Long-term debt, net of current portion                      2,547         1,855
Capital lease obligations, net of current portion              51            --
Commitments and contingencies                                  --            --
Stockholders' equity:
 Preferred stock, $5.00 par value
     (100 shares authorized, none issued and outstanding)      --            --
 Common stock $0.00001 par value
    (50,000 shares authorized, 9,249
       and 9,759 issued and outstanding
       at December 31, 2000 and 2001, respectively)        27,630        29,029
Due from stockholders                                         --           (838)
Accumulated other comprehensive income (loss)                (168)         (843)
  Accumulated deficit                                      (5,029)       (7,043)
                                                          -------       -------
      Total stockholders' equity                           22,433        20,305
                                                          -------       -------
         Total Liabilities and Stockholders' Equity       $31,774       $26,641
                                                          =======       =======


The accompanying notes are an integral part of these consolidated balance sheets.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

                                                             Years Ended December 31,
                                                             ------------------------
                                                          1999        2000        2001
                                                          ----        ----        ----
Revenues                                                $28,106     $33,870     $25,265
Cost of revenues                                         17,640      19,453      16,454
                                                        -------     -------     -------
Gross profit                                             10,466      14,417       8,811
Operating expenses:
   Product development and research                       2,225       3,222       3,518
   Selling, general and administrative                    5,799       7,612       8,278
                                                        -------     -------     -------
        Total operating expenses                          8,024      10,834      11,796
                                                        -------     -------     -------
Operating income (loss)                                   2,442       3,583      (2,985)
                                                        -------     -------     -------
Other income (expense):
    Minority interest                                       (31)        (25)        (12)
    Interest income, net                                     35          94         174
    Cost of cancelled equity offering                        --        (769)         --
    Other income (expense)                                  (86)        (49)         45
                                                        -------     -------     -------
      Total other income (expense)                          (82)       (749)        207
                                                        -------     -------     -------
Income (loss) before provision for income tax expense     2,360       2,834      (2,778)
Provision for income tax expense (benefit)                  252        (274)       (764)
                                                        -------     -------     -------
Net income (loss)                                       $ 2,108     $ 3,108     $(2,014)
                                                        -------     -------     -------

Earnings (loss) per share--basic                        $  0.26     $  0.35     $ (0.21)
Earnings (loss) per share--diluted                      $  0.21     $  0.28     $ (0.21)

Weighted average shares--basic                            8,016       8,892       9,645
Weighted average shares--diluted                         10,014      11,130       9,645

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)

                                                                                   Accumulated
                                                 Common Stock                         Other                      Total
                                              ------------------      Due From    Comprehensive  Accumulated  Stockholder's
                                              Shares      Amount    Stockholders  Income (Loss)    Deficit      Equity
                                              ------      ------    ------------- -------------    -------      ------

Balance, December 31, 1998                     7,824      $24,694        $--          $   216     $(10,245)     $14,665
  Comprehensive income:
    Net income                                                                                      2,108         2,108
    Foreign currency translation adjustment                                               (29)                      (29)
                                                                                                                -------
      Comprehensive income                                                                                        2,079
  Exercise of options                             729        1,503                                                1,503
                                                -----      -------       ----          -------    -------       -------
Balance, December 31, 1999                      8,553       26,197         --              187      (8,137)      18,247
 Comprehensive income:
    Net income                                                                                       3,108        3,108
    Foreign currency translation adjustment                                               (355)                   (355)
                                                                                                                -------
    Comprehensive income                                                                                          2,753
   Exercise of options                            696        1,433                                                1,433
                                                -----      -------       ----          -------     -------      -------
Balance, December 31, 2000                      9,249       27,630         --             (168)     (5,029)      22,433
  Comprehensive income (loss):
    Net loss                                                                                        (2,014)      (2,014)
    Foreign currency translation adjustment                                               (675)                    (675)
                                                                                                                -------
      Comprehensive income (loss)                                                                                (2,689)
    Amounts due under rule 16(b)                               369      (369)                                        --
    Loans to stockholders                                               (469)                                      (469)
   Exercise of employee stock options             510        1,030                                                1,030
                                                -----      -------      -----          -------      -------     -------
Balance, December 31, 2001                      9,759      $29,029     $(838)          $  (843)     $(7,043)    $20,305
                                                =====      =======      =====          =======      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                                1999         2000         2001
                                                                ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                                           $ 2,108      $ 3,108      $(2,014)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
    Provision for bad debts                                       183          133          320
    Depreciation and amortization                                 630          688          773
    Minority interest                                              31           25           12
    Deferred tax asset                                             --         (600)        (701)
    Changes in operating assets and liabilities:
      Accounts receivable                                        (481)      (1,764)       2,800
      Inventories                                              (1,132)      (1,507)         933
      Prepaid expenses and other current assets                     1         (488)         235
      Other assets                                               (106)         125            5
      Accounts payable                                            821          264       (1,626)
      Accrued payroll and related expenses                        807          (69)        (492)
                                                              -------      -------      -------
         Net cash provided by (used in)
            operating activities                                2,862          (85)         245
                                                              -------      -------      -------
Cash flows from investing activities:
   Purchase of marketable securities                               --           --       (2,457)
   Purchases of property and equipment                           (529)        (640)        (413)
   Costs of patents and trademarks                               (104)         (74)          --
                                                              -------      -------      -------
         Net cash used in investing activities                   (633)        (714)      (2,870)
                                                              -------      -------      -------
 Cash flows from financing activities:
    Payments on credit line                                      (132)          --           --
    Borrowings on long term debt                                  583        3,967        1,194
    Principal payments on long term debt                         (231)      (1,049)      (1,981)
    Principal payments on capital lease obligations              (331)        (183)        (112)
    Loans to stockholders                                          --           --         (469)
    Proceeds from exercise of options                           1,503        1,433        1,030
                                                              -------      -------      -------
       Net cash provided by (used in)
          financing activities                                  1,392        4,168         (338)
                                                              -------      -------      -------
Effect of exchange rate changes on cash
  and cash equivalents                                            (29)        (355)        (675)
                                                              -------      -------      -------
      Increase (decrease) in cash and cash equivalents          3,592        3,014       (3,638)
Cash and cash equivalents:
      Beginning of year                                         3,900        7,492       10,506
                                                              -------      -------      -------
      End of year                                             $ 7,492      $10,506      $ 6,868
                                                              =======      =======      =======

Supplemental disclosure of cash flow information:
   Interest paid                                              $    93      $   128      $   120
   Income taxes paid                                                2           --           33
Non-cash transactions:
   Capital contribution through issuance of notes                  --           --      $   369

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

1. Description of Business and Summary of Significant Accounting Policies

     Interlink Electronics, Inc. and its subsidiaries (the "Company", "We", "Our") is engaged in the development of intuitive interface technologies and solutions for a variety of business and home applications. Our products enable a user to control and communicate with various products such as computers, digital projection systems, digital televisions and other electronic products,by providing an intuitive device on which the user can remotely input a variety of commands. Our products incorporate patented sensor and wireless communication technologies and proprietary applications and ergonomic designs. Products include interactive remote controls, pen input pads, wireless keyboards and integrated mouse pointing devices. Force Sensing Resistors are a key component of the Company's products.

      Consolidation Policy--The consolidated financial statements include the accounts of the Company, its 80 percent owned Japanese subsidiary, and its 100 percent owned Hong Kong subsidiary. All material intercompany accounts and transactions have been eliminated.

      Revenue Recognition--The Company recognizes product revenue, net of allowances for returns and warranty, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company generally warrants its products against defects in materials and workmanship for one year. The estimated cost of warranty obligations is recognized at the time of revenue recognition. Royalty revenue is recorded when earned.

      Shipping and Handling--The Company accounts for shipping and handling costs in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires fees billed to customers to be included in revenue. During 1999, 2000 and 2001, related shipping and handling expenses of $97,000, $112,000 and $124,000, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

      401K Savings Plan--In 1995 the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. The Company expensed $10,000, $10,000 and $35,000 in 1999, 2000 and 2001, respectively, related to this plan.

     Recent Accounting Pronouncements--In June 2001, the FASB issued two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance on the accounting for business combinations, require all future business combinations to be accounted for using the purchase method, discontinue amoritization of goodwill, define when and how intangible assets are amortized, and require an annual impairment test for goodwill. We will adopt these statements in 2002 and are currently reviewing these statements to determine their impact; however, we do not expect the adoption of these statements to have a material impact on our financial position or results of operations. The Financial Accounting Standards Board
(FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a material impact on the Company's financial position or operating results.

      Foreign Currency Translation/Transactions--The accounts of the Company's Japanese subsidiary has been translated according to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 52, "Foreign Currency Translation."The books and records of the Hong Kong subsidary are maintained in the U.S. dollar. Management has determined that the functional currency of its Japan subsidiary is the Japanese yen and is the U.S. dollar for the Hong Kong subsidiary. Translation gains or losses for the Japanese subsidary are reflected as other comprehensive income in the consolidated statement of stockholders' equity. The Japanese subsidiary's balance sheets are translated into U.S. dollars using the period-end exchange rate except for stockholders' equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statements of operations for the period in which they occur.

      Cash Equivalents and Marketable Securities--The Company invests excess cash in highly liquid commercial paper. Investments of original maturities less than 90 days are classified as cash equivalents; those in excess of 90 days are classified as marketable securities. Maturities typically do not exceed six months. The Company's marketable securities are comprised of public corporate debt and are classified as held to maturity and are recorded at cost which approximates market. At December 31, 2001, the Company had $7.1 million at financial institutions in excess of federally insured limits.

      Financial Instruments--The carrying amounts of the Company's short-term trade receivables and payables, line of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2000 and 2001, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principle objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2001, the Company had foreign currency contracts outstanding with a notional value of $3.8 million. During fiscal 2000 and 2001, the Company recognized $601,000 of gains and $750,000 of gains, respectively, on foreign exchange contracts which are included in business communication revenue in the accompanying consolidated statements of operations.

      Inventories--Inventories are stated at the lower of cost or market and includes material, labor, and factory overhead. Cost is determined using the average cost method.

      Property and Equipment--Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed quarterly and/or when factors indicating an impairment are present. The Company recognizes impairment losses when the expected future cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated recoverable value.

      Patents and Trademarks--The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $99,000, $121,000 and $121,000,
respectively.

      Income Taxes--The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes". Under this statement, deferred tax assets and liabilities represent the tax effects, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

      Earnings Per Share--Earnings per share-basic is based upon the weighted average number of shares outstanding. Earnings per share-diluted is based on the weighted average shares outstanding including the dilutive effect of common stock equivalents. (See Note 9)

     Accounts Receivable--Increases to the allowance for doubtful accounts totaled $183,000, $133,000 and $320,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Write-offs against the allowance for doubtful accounts totaled $25,000, $31,000 and $128,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Additional provision was recorded in 2001 due to changes in certain customers' ability to pay arising after the original sales had been made.

      Use of Estimates--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United Sales requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Reclassifications--Certain prior year balances have been reclassified to conform to the current year presentation.

2. Inventories

      Inventories consisted of the following (in thousands):

                                                              December 31,
                                                              ------------
                                                           2000         2001
                                                           ----         ----
Raw material............................................. $3,345       $3,218
Work in process..........................................    582          351
Finished goods...........................................  5,508        4,933
                                                          ------       ------
Total inventories........................................ $9,435       $8,502
                                                          ======       =====-

   During the second quarter of fiscal 2001, as a result of a continued decline in revenue and customer demand, the Company provided additional reserves of $2 million for excess and obsolete inventory. The continued industry-wide reduction in spending and the resulting decrease in demand for the Company's products led to significant reductions in the Company's sales forecast. The Company's regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. As a result of the analysis based on second quarter sales forecast revisions, the company recorded a charge, which was included in the cost of revenues. Increases to the inventory reserve during the remainder of fiscal 2001 were not significant.

3. Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                              December 31,
                                                              ------------
                                                           2000          2001
                                                           ----          ----
Furniture, machinery and equipment...................... $ 5,090       $ 5,267
Leasehold improvements..................................     212           448
                                                         -------       -------
                                                           5,302         5,715
Less accumulated depreciation and amortization..........  (3,670)       (4,322)
                                                         -------       -------
Property and equipment, net............................. $ 1,632       $ 1,393
                                                         =======       =======

      Depreciation and amortization expense charged to operations amounted to $531,000, $567,000 and $652,000 for the years ended 1999, 2000, and 2001, respectively. Included in property and equipment are assets financed under capital leases with a net book value of $267,000 and $172,000 at December 31, 2000 and 2001 respectively.

4. Due From Stockholders

      During 2001, the Company loaned certain directors, officers and members of senior management a combined total of $469,000 for open market purchases of Company Common Stock. The loans have an interest rate of 5%, are due and payable on October 1, 2003 and are secured by the stock purchased. In April 2001, certain officers were required to remit to the Company $369,000 as required under section 16(b) of the Securities and Exchange Act of 1934 and in settlement of that obligation, the Company accepted promissory notes that accrue interest at 5% per year and are due and payable in three equal annual installments, starting in June 2002. These are included in stockholders' equity in the accompanying balance sheet.

5. Lines of Credit

      The Company maintains a $5,000,000 domestic revolving line of credit with Wells Fargo Bank (unused at December 31, 2001), at a fluctuating rate per annum equal to the prime rate in effect from time to time (4.75% at December 31, 2001) or at a fixed rate per annum determined by the bank to be 2.0% above LIBOR in effect on the first day of the applicable fixed rate term. This commitment will expire on June 1, 2003.

     The Company also has a $1 million non-revolving commitment from Wells Fargo Bank to be used to finance the Company's purchases of equipment. This line carries a fluctuating interest rate per annum equal to the prime rate in effect from time to time (4.75% at Decembet 31, 2001) or at a fixed rate per annum or at a fixed rate per annum determined by Wells Fargo to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. This commitment will expire on June 1, 2002. At December 31, 2001 the Company had drawn $354,000 against this line. Interest only payments to be made through June 1, 2002 and principal and interest payments to be made in 48 monthly installments beginning July 1, 2002. The amount outstanding is secured by certain fixed assets of the Company.

      In addition, our Japanese subsidiary has a $1.1 million line of credit, none of which was outstanding at December 31, 2001.

     At December 31, 2001, the Company was in violation of certain financial covenants related to the above U.S. agreements but has obtained a waiver of those covenants from the bank. We anticipate we will be out of compliance with these covenants in early 2002 and as a result we are currently renegotiating the agreements to remove the covenants. It is likely that the new agreements will require the lines of credit to be fully secured by cash deposited at the bank.

6. Long-Term Debt and Capital Leases

      Bank Loans--The Company's Japanese subsidiary, Interlink Electronics, KK, maintains unsecured loans with four banks. The loans have interest rates ranging from 1.75% to 3.4% and are payable in Japanese yen in monthly installments through the year 2007. The combined balance outstanding as of December 31, 2000 and 2001 was $4,515,000 and $3,373,000, respectively.

      Capital Lease Obligations--The Company has a lease financing agreement for the purchase of equipment which expires in 2002.

      At December 31, 2001, scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

                                                               Debt      Leases
                                                               ----      ------
2002......................................................   $1,976      $ 53
2003......................................................      682        --
2004......................................................      547        --
2005......................................................      410        --
2006......................................................      169        --
Thereafter................................................      138        --
                                                             ------      ----

                                                              3,922        53
Less amount representing interest.........................     (195)       (2)
                                                             ------      ----
Present value of minimum payments.........................    3,727        51
                                                             ------      ----
Less current portion......................................   (1,872)      (51)
                                                             ------      ----
Long term portion.........................................   $1,855      $ --
                                                             ======      ====

      During 1999, 2000 and 2001, the Company incurred $126,000, $106,00 and $110,000, respectively, in interest expense.

7. Stockholders' Equity

      Preferred Stock--The Company is authorized to issue up to 100,000 shares of Preferred Stock. As of December 31, 2000 and 2001, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

      Common Stock--The Company is authorized to issue 50,000,000 shares of Common Stock. On March 20, 2000, the Company effected a three-for-two stock split by means of a stock dividend to its stockholders. All share information in these financial statements give retroactive effect to the stock split.

      In second quarter 2001, certain officers were required to remit to the Company $369,000 under rule 16(b) of Securities and Exchange Act of 1934. These amounts were recorded to stockholders equity on the accompanying balance sheet.

8. Stock Options

      Under the terms of the Company's Option Plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and expire in five years. At December 31, 2001 there were 587,000 options available for grant.

      Information concerning stock options under the plans is summarized as follows (in thousands, except per share information):

                                                1999               2000               2001
                                          ----------------   -----------------  -----------------
                                                  Wtd. Avg.          Wtd. Avg.          Wtd. Avg.
                                                  Exercise           Exercise           Exercise
                                          Shares    Price    Shares    Price    Shares    Price
                                          ------    -----    ------    -----    ------    -----
Outstanding beginning of year.........    3,082     $1.83    2,881     $2.19    2,994     $8.81
Granted...............................      583      3.71      960     24.50    2,210      4.98
Exercised.............................     (729)     2.06     (696)     2.06     (510)     2.02
Forfeited and expired.................      (55)     2.21     (151)    14.98     (382)    14.99
                                          -----     -----    -----     -----    -----     -----
Outstanding end of year...............    2,881     $2.19    2,994     $8.81    4,312     $7.10
                                          -----     -----    -----     -----    -----     -----
Exercisable end of year                   1,817     $2.03    2,132     $4.52    2,293     $7.09
                                          =====     =====    =====     =====    =====     =====

      The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share information):

                                          Options Outstanding             Options Exercisable
                                          -------------------             -------------------
                                                   Wtd. Avg.
                                                   Remaining    Wtd. Avg.              Wtd. Avg.
                                                  Contractual   Exercise               Exercise
  Range of Exercise Prices              Number        Life       Price      Number       Price
  ------------------------              ------        ----       -----      ------       -----
$1.83.................................   1,191         1.8      $ 1.83       1,191      $ 1.83
2.40 - 3.67...........................     967         4.0        2.62         311        3.05
4.42 - 6.88...........................   1,482         4.3        6.09         380        6.49
15.75 - 20.00.........................     211         3.7       16.63         103       16.89
29.00.................................     461         3.1       29.00         308       29.00
                                         -----         ---      ------       -----      ------
                                         4,312         3.4      $ 7.10       2,293      $ 7.09
                                         -----         ---      ------       -----      ------

      The weighted average fair value at the date of grant for stock options granted during 1999, 2000 and 2001 was $1.91, $17.88 and $2.19 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                       1999      2000      2001
                                                       ----      ----      ----
Expected life (years)............................         4         4         4
Interest rate....................................      5.8%      6.2%      3.9%
Volatility.......................................       60%       95%       50%
Dividend yield...................................        0%        0%        0%

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

                                                          1999       2000         2001
                                                          ----       ----         ----
Net income (loss) - as reported......................... $2,108    $ 3,108     $ (2,014)
                    - pro forma.........................    294     (3,180)     (10,191)
Basic earnings (loss) per share - as reported........... $ 0.26    $  0.35     $  (0.21)
                                  - pro forma...........   0.04      (0.36)    $  (1.06)
Diluted earnings (loss) per share - as reported......... $ 0.21    $  0.28     $  (0.21)
                                    - pro forma.........   0.03      (0.36)       (1.06)

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

      The following table contains information necessary to calculate earnings per share (in thousands):

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                              1999        2000        2001
                                                              ----        ----        ----
Weighted average shares outstanding........................   8,016       8,892     9,645
Effect of diluted securities; options and warrants.........   1,998       2,238        --(1)
                                                             ------      ------     -----
Weighted average shares--diluted...........................  10,014      11,130     9,645

-----------

(1) Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used.

      During 1999 and 2000 no options were excluded in the calculation of weighted average shares-diluted as their exercise prices were below the average stock price for the year.

10. Commitments and Contingencies

      Operating Leases--The Company leases its facilities and certain equipment under operating leases expiring through 2004. Rent payments totaled approximately $357,000, $470,000 and $462,000 for 1999, 2000 and 2001,
respectively. Minimum lease commitments at December 31, 2001 are summarized as follows (in thousands):

2002.....................................................................  $418
2003.....................................................................   289
2004.....................................................................    68
                                                                           ----
                                                                           $775
                                                                           ====

      Legal Matters--From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company's financial position or results of operations.

11. Income Taxes

      As of December 31, 2001, the Company had federal and state income tax net operating loss carryforwards of approximately $10.3 million expiring through 2021.

      The Company has total net deferred tax assets as follows (in thousands):

                                                           2000        2001
                                                           ----        ----
Deferred tax assets:
  Net operating loss carryforward                       $ 10,064    $ 10,327
  Credits                                                    168         269
  Accruals                                                    39         124
  Reserves                                                   581       1,780
   Other                                                     373        (414)
                                                         -------     -------
    Total deferred tax assets                             11,225      12,086
   Valuation allowance                                   (10,625)    (10,785)
                                                         -------     -------
      Net deferred tax assets                           $    600    $  1,301
                                                         =======     =======

      A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

      The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands):

                                                    1999      2000       2001
                                                    ----      ----       ----
Current taxes:
Federal..........................................   $ --     $  48      $  --
State............................................     --        89         --
Foreign..........................................    252       189         --
                                                    ----     -----      -----
       Sub Total.................................    252       326         --
Deferred taxes:
Federal..........................................     --      (408)      (580)
State............................................     --      (192)      (134)
Foreign..........................................     --         --       (50)
                                                    ----     -----      -----
Provision (benefit) for income taxes.............   $252     $(274)     $(764)
                                                    ====     =====      =====

      Differences between the provision (benefit)for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands):


                                                                1999        2000     2001
                                                                ----        ----     ----
Income taxes at the statutory federal rate..................   $ 802     $   964    $(945)
State income taxes, net of federal income tax effect........     142         170     (167)
Foreign taxes at rates different than U.S. taxes............      12          14      (50)
Utilization of net operating losses.........................    (704)     (1,422)      --
Valuation Allowance.........................................      --          --      160
Other.......................................................      --          --      238
                                                               -----     -------    -----
          Total provision (benefit) for income taxes........   $ 252     $  (274)   $(764)
                                                               =====     =======    =====

12. Revenue Information

      Export Sales--The following table shows the breakdown of the Company's export sales as a percentage of consolidated revenues.

                                                      Year Ended December 31,
                                                    -------------------------
                                                    1999      2000       2001
                                                    ----      ----       ----
Japan..........................................      52%       49%        40%
Asia (other than Japan)........................      10%        8%        10%
Europe and other...............................       7%       15%        14%

      Major Customers-- In 1999, three customers constituted approximately 14%, 12% and 11%, of total revenues. In 2000 and 2001, no single customer exceeded 10% of total revenues. One customer accounted for 14% of the accounts receivable at December 31, 2001.

13. Segment Information

      The Company has four business segments: (i) business communications (ii) home entertainment, (iii) E-Transactions and (iv) specialty components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the years ended December 31, 1999, 2000 and 2001 is as follows (in thousands):


                                                                                             Specialty
                                          Business            Home                          Components
                                       Communications    Entertainment    E-Transactions     and Other       Total
                                       --------------    -------------    --------------     ---------       -----
1999
   Revenue...........................         $17,693         $1,451           $118            $ 8,844       $28,106
   Gross profit......................           6,139            725             59              3,543        10,466
2000
   Revenue...........................         $20,540         $2,866           $891            $ 9,573       $33,870
   Gross profit......................           6,171          1,433            445              6,368        14,417
2001
   Revenue...........................         $16,253         $1,964           $963            $ 6,085       $25,265
   Gross profit......................           4,961            982            482              2,386         8,811

                                  EXHIBIT INDEX

Exhibit
Number
------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.1 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant's Amendment No. 8 to Registrant's Registration Statement on Form S-1 (Registration No. 333-60380 (the "Form S-1 Registration Statement").

10.2    1996 Stock Incentive Plan, as amended (incorporated by reference to
        Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.3 Description of Registrant's Management Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31 1996).

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

10.14 Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated September 1, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000). +

21.1    Subsidiaries of the Registrant.

23.1    Consent of Arthur Andersen LLP.

24.1    Power of Attorney (see signature page).

99.1    Letter of Arthur Andersen LLP

-----------
+ Exhibits for which Registrant has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.