Form 10-Q
period 2002-03-31
INTERLINK ELECTRONICS INC
filed 2002-05-15
CIK 828146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

                                       or

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

         Yes X       No __
             -


Shares of Common Stock Outstanding, at April 23, 2002: 9,758,872

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUES)
---------------------------------------------------------------------------------------------------------------
                                                                                  December 31,      March 31,
                                                                                      2001            2002
                                                                                 --------------  --------------
Assets                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                       $   6,868        $   8,125
   Marketable securities                                                               2,457               --
   Accounts receivable, less allowance for doubtful accounts
     of $914 and $913 at December 31, 2001 and March 31, 2002, respectively            5,493            5,160
   Inventories                                                                         8,502            9,090
   Prepaid expenses and other current assets                                             426              463
                                                                                   ---------        ---------

     Total current assets                                                             23,746           22,838
                                                                                   ---------        ---------

Property and equipment, net                                                            1,393            1,252
Deferred tax asset                                                                     1,301            1,301
Patents and trademarks, less accumulated amortization
   of $981 and $1,010 at December 31, 2001 and March 31, 2002, respectively              114              100
Other assets                                                                              87              138
                                                                                   ---------        ---------

Total assets                                                                       $  26,641        $  25,629
                                                                                   =========        =========
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt and capital lease obligations              $   1,923        $   1,900
   Accounts payable                                                                    1,679            1,122
   Accrued payroll and related expenses                                                  609              649
   Other accrued expenses                                                                202              279
                                                                                   ---------        ---------
     Total current liabilities                                                         4,413            3,950
                                                                                   ---------        ---------

Long-term debt, net of current portion                                                 1,855            1,786
Minority interest                                                                         68               68
Commitments and contingencies                                                              -                -
Stockholders' equity:
  Preferred stock, $5.00 par value (100 shares authorized,
    none issued and outstanding)                                                           -                -
  Common stock, $0.00001 par value (50,000 shares authorized,
   9,759 and 9,759 shares outstanding at December 31, 2001 and
   March 31, 2002, respectively)                                                      29,029           29,029
   Due from stockholders                                                                (838)            (838)
 Accumulated other comprehensive income (loss)                                          (843)            (924)
 Accumulated deficit                                                                  (7,043)          (7,442)
                                                                                   ---------        ---------

     Total stockholders' equity                                                       20,305           19,825
                                                                                   ---------        ---------

Total liabilities and stockholders' equity                                         $  26,641        $  25,629
                                                                                   =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------
                                                                                       Three Month Period
                                                                                         Ended March 31,
                                                                                   --------------------------
                                                                                          (Unaudited)
                                                                                      2001             2002
                                                                                   ---------        ---------
Revenues                                                                           $   7,389        $   5,409
Cost of revenues                                                                       4,117            3,142
                                                                                   ---------        ---------
Gross profit                                                                           3,272            2,267

Operating expense:
   Product development and research                                                      844              865
   Selling, general and administrative                                                 1,999            1,841
                                                                                   ---------        ---------
     Total operating expense                                                           2,843            2,706
                                                                                   ---------        ---------

Operating income (loss)                                                                  429             (439)
                                                                                   ---------        ---------

Other income (expense):
   Minority interest                                                                     (12)               -
   Interest income, net                                                                   59               19
   Other income                                                                           63               21
                                                                                   ---------        ---------
     Total other income (expense)                                                        110               40
                                                                                   ---------        ---------

Income (loss) before provision (benefit) for income taxes                                539             (399)
                                                                                   ---------        ---------

Provision (benefit) for income taxes                                                    (194)               -
                                                                                   ---------        ---------

Net income (loss)                                                                  $     733        $    (399)
                                                                                   =========        ==========

Earnings (loss) per share - basic                                                  $    0.08        $   (0.04)
Earnings (loss) per share - diluted                                                $    0.07        $   (0.04)

Weighted average shares - basic                                                        9,409            9,759
Weighted average shares - diluted                                                     10,875            9,759

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                                       Three Month Period
                                                                                         Ended March 31,
                                                                                   --------------------------
                                                                                          (Unaudited)
Cash flows from operating activities:                                                 2001             2002
                                                                                   ---------        ---------
   Net income (loss)                                                               $     733        $    (399)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Provision for bad debt                                                             10                -
       Depreciation and amortization                                                     182              215
       Minority interest                                                                  12                -
       Deferred tax asset                                                               (300)               -
       Changes in operating assets and liabilities:
           Accounts receivable                                                           572              333
           Inventories                                                                    51             (588)
           Prepaid expenses and other current assets                                     281              (37)
           Other assets                                                                   17              (51)
           Accounts payable                                                             (876)            (557)
           Accrued payroll and expenses                                                 (167)             117
                                                                                   ---------        ---------
               Net cash provided by (used in) operating activities                       515             (967)
                                                                                   ---------        ---------

Cash flows from investing activities:
   Sales of marketable securities                                                          -            2,457
   Purchases of property and equipment                                                  (205)             (45)
   Costs of patents and trademarks                                                         -              (15)
                                                                                   ---------        ---------
           Net cash provided by (used in) investing activities                          (205)           2,397
                                                                                   ---------        ---------

Cash flows from financing activities:
   Principal payments on long-term debt                                                 (732)             (92)
   Principal payments on capital lease obligations                                       (35)               -
   Proceeds from issuance of common stock, net                                           699                -
                                                                                   ---------        ---------
               Net cash used in financing activities                                     (68)             (92)
                                                                                   ---------        ---------

Effect of exchange rate changes on cash                                                 (580)             (81)
                                                                                   ---------        ---------

Increase (decrease) in cash and cash equivalents                                        (338)           1,257
Cash and cash equivalents:
   Beginning of period                                                                10,506            6,868
                                                                                   ---------        ---------
   End of period                                                                   $  10,168        $   8,125
                                                                                   =========        =========

Supplemental disclosures of cash flow information:
   Interest paid                                                                   $      32        $      15
   Income taxes paid                                                               $       2        $       1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information as of March 31, 2002 and for the three month periods ended March 31, 2001 and 2002 included in this report is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income
(loss):

                                                                             (In Thousands)
                                                              ----------------------------------------
                                                              Accumulated Other
                                                                Comprehensive           Comprehensive
                                                                Income (Loss)            Income (Loss)
                                                                ------------             ------------
                  Balance at December 31, 2000                    $  (168)
                  Translation adjustment                             (580)                  $    (580)
                  Net income                                            -                         733
                                                                  -------                   ---------

                  Balance at March 31, 2001                       $  (748)                  $     153
                                                                  ========                  =========

                  Balance at December 31, 2001                    $  (843)
                  Translation adjustment                              (81)                  $     (81)
                  Net loss                                              -                        (399)
                                                                  -------                   ---------

                  Balance at March 31, 2002                       $  (924)                  $    (480)
                                                                  ========                  =========

3.   Segment Information

The Company has four business segments: (i) business communications (ii) home entertainment, (iii) e-transactions and (iv) specialty components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the three months ended March 31, 2001 and 2002 is as follows (in thousands):

                                                                                        Specialty
                                                                                        ---------
                                         Business              Home             E-     Components
                                         --------              ----             --     ----------
        Three Months Ended:        Communications     Entertainment   Transactions      and Other     Total
        -------------------        --------------     -------------   ------------      ---------     -----
        March 31, 2001
           Revenue ............            $5,129              $255           $150         $1,855    $7,389
           Gross profit .......             1,949               112             75          1,136     3,272
        March 31, 2002
           Revenue ............            $3,144              $898           $270         $1,097    $5,409
           Gross profit .......             1,136               404            175            552     2,267

4.   Earnings Per Share

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

         The following table contains information necessary to calculate earnings per share (in thousands):

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2001             2002
                                                                    --------         --------
Weighted average shares outstanding - basic ....................       9,409            9,759
Effect of dilutive securities; options and warrants ............       1,466/(1)/           -/(2)/
                                                                    --------         --------
Weighted average shares--diluted ...............................      10,875            9,759
                                                                    ========         =========

_____________

         (1) For the three months ended March 31, 2001, 672,000 options were excluded from the calculation of weighted average shares-diluted as their exercise prices were higher than the average stock price ($8.54) for the period.
         (2) Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used.

5.   Inventories

         Inventories consisted of the following (in thousands):

                                                   December 31,      March 31,
                                                       2001            2002
                                                   ------------      ---------
                  Raw material ................     $     3,218      $   3,682
                  Work in process .............             351            344

                  Finished goods ..............           4,933          5,065
                                                    -----------      ---------
                  Total inventories ...........     $     8,502      $   9,091
                                                    ===========      =========

6.   Lines of Credit

We renegotiated the terms of our $5,000,000 domestic revolving line of credit (unused at March 31, 2002) and our $1 million equipment purchases line of credit ($354,000 used at March 31, 2002). All financial covenants have been removed and any future borrowings will be secured by cash and investments held at the bank. The new agreements will expire on June 1, 2003.

7.   Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which among other things provide guidance in reporting gains and losses from extinguishments of debt and accounting for leases. We will adopt this statement in 2003 and are currently reviewing this statement to determine its impact, however we do not expect the adoption of this standard to have a material impact on our financial position and its result of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the heading "Forward-looking Statements", "Historical Factors Affecting Financial Performance" and "2001 Overview". Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Historical Factors Affecting Financial Performance

We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1992, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for use in electronic, musical, medical and other applications, which we now refer to as the specialty components market. In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device. The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market, which we refer to as the business communication market. In 1999, we introduced an electronic signature capture product, ePad, for sales to customers in the e-transactions market. In 2000, we first demonstrated IntuiTouch technology, which we intended to sell to customers in the home entertainment market.

Critical Accounting Policies

Material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable. We account receivables are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company continually monitors account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment history or age of the receivable and other factors related to the customers ability to pay.

Provision for Income Tax. We first achieved profitable operations in 1995. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. Management believes we will be able to utilize the deferred tax asset; however, if we do not return to quarterly profitability by the end of 2002, it is likely that we will eliminate this asset ($1.3 million) by recording a tax expense.

Inventory and Bad Debt Reserves. In response to the economic slowdown in mid-2001, we streamlined our operations and increased our inventory and bad debt reserves by $2 million and $300,000 respectively. We believe these estimates of potential losses are adequate at March 31, 2002. However, a further deterioration of the financial health of our customers either in the U.S. or Japan may prove those estimates to be inadequate.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 40% of our 2001 revenues came from Japanese customers. The primary end-user market for the business communications market is the U.S., however our Japanese customers are affected by the on-going recession in Japan. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue ($750,000 gain in the year 2001 and $385,000 gain in the first three months of 2002). These contracts typically have a six-month duration; thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. In addition, as our Japan subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which among other things provide guidance in reporting gains and losses from extinguishments of debt and accounting for leases. We will adopt this statement in 2003 and are currently reviewing this statement to determine its impact, however we do not expect the adoption of this standard to have a material impact on our financial position and our result of operations.

2001 and First Quarter 2002 Overview

2001 and first quarter, 2002 revenue by market segment is shown in the following table:

             --------------------------------- ----------------- ------------- -------------- --------------
                                                                               Three Months
                                                                                Ended March
                                                                                 31, 2002
                                                 2001 Revenue     Percent of      Revenue       Percent of
             Market Segment                       (millions)     Total Sales    (millions)      Total Sales
             --------------------------------- ----------------- ------------- -------------- --------------
             Business Communications                 $16.2            64%          $ 3.1            58%
             --------------------------------- ----------------- ------------- -------------- --------------
             Specialty Components                      6.1            24             1.1            20
             --------------------------------- ----------------- ------------- -------------- --------------
             Home Entertainment                        2.0             8             0.9            17
             --------------------------------- ----------------- ------------- -------------- --------------
             E-Transactions                            1.0             4             0.3             5
             --------------------------------- ----------------- ------------- -------------- --------------
             Total                                   $25.3           100%          $ 5.4           100%
             --------------------------------- ----------------- ------------- -------------- --------------

Our principal source of revenue continues to be our business communications market. Sales in that market declined as a result of general economic conditions and resulting adjustments to purchasing and inventory levels by our customers. However, our market position continues to be very strong and we should be in a position to benefit from any upturn in sales of presentation systems. In first quarter 2002, business communication revenues grew 2% over fourth quarter 2001.

Specialty components, the original market into which we sold our products, continues to be a strong contributor to revenue. In 2000 and the first three quarters of 2001, revenue generated by sales to customers in this market was positively affected by licensing revenue from IEE, which will not recur in 2002. We expect sales to customers in the specialty components market to continue to be a significant contributor to our revenue but do not anticipate significant growth in this market. In first quarter 2002, specialty components revenue decreased 3% from fourth quarter 2001.

Our e-transactions business was adversely affected during 2001 by a general slowdown in new equipment purchasing. Nonetheless, we completed significant transactions with two insurance companies and two companies in the financial services industry and continue to build our volume of sales to customers making smaller orders. At both large and small volumes, sales of e-transaction devices tend to result in "one-time" revenue and therefore sales levels in this segment can be more volatile than in other markets in which we operate. However, we believe that the increasing installed base of our e-transactions devices can have a positive effect on future sales by providing evidence of technological soundness and customer acceptance. E-transaction revenues in first quarter 2002 were flat as compared to fourth quarter 2001.

Revenue from sales to customers in the home entertainment sector results primarily from sales of an FSR-based component for use in the Microsoft Xbox game controller. We expect that these sales will continue in 2002 but that revenue from our IntuiTouch products will develop slowly as new technologies are introduced by our customers and development partners. At the date of this report, however, we do not expect meaningful revenues from IntuiTouch products until 2003. Home entertainment revenues in first quarter 2002 continued to be primarily driven by the Xbox program and the dollar amount of these sales increased 21% over fourth quarter 2001.

In 2001, we recorded our first annual decline in revenue in more than a decade and our first annual loss since 1994. We believe that these results were significantly affected by general economic conditions that adversely affected purchasing levels in our established business communications and specialty components markets and slowed the penetration of our products into the e-transactions and home entertainment markets. In the case of particular industries, such as the insurance industry that we have targeted for our e-transactions products, the events of September 11 further impacted our ability to achieve penetration levels that we had originally anticipated. While these factors may continue to affect our results in 2002, we believe that our basic market positioning is sound. We continue to enjoy a dominant share of the OEM business presentations controller market and are having some success in developing sales channels for branded aftermarket products. Our FSR based products and components continue to sell well in both the specialty components and home entertainment markets, our e-transactions business appears to be gaining traction and we believe that our technology, products and commercial relationships addressing interactive digital remote communication put us in a position to capitalize on any growth in this market sector.

Despite the downturn in revenues in 2001, we chose to maintain our commitment to research and development, spending slightly more in 2001 than in the prior year and also increased selling, general and administrative expense. During the second quarter of fiscal 2001, as a result of a continued decline in revenues and customer demand, the Company provided additional reserves of $2 million for excess and obsolete inventories. The continued industry-wide reduction in spending and the resulting decrease in demand for the Company's products led to significant reductions in the Company's sales forecast. The Company's regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. As a result of the analysis based on second quarter sales forecast revisions, we recorded a charge, which was included in the cost of revenues. Increases to the inventory reserve during the remainder of fiscal 2001 were not significant. In addition, we recorded a $300,000 increase in bad debt reserves in the third quarter of 2001 due to changes in certain customers' ability to pay arising after the original sales had been made. In the first quarter 2002, total operating expenses were flat as compared to fourth quarter 2001. No material modification to inventory and bad debt reserves were made.

The loss in 2001 and in first quarter 2002 resulted in modest reductions in working capital and stockholders' equity. However, liquidity remains relatively strong and we foresee no immediate need for additional capital or immediate risk of capital inadequacy.

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

                                                                         Three Months Ended
                                                                         ------------------
                                                                             (Unaudited)
                                                                March 31,    December 31,      March 31,
                                                                  2001           2001            2002
                                                                ---------    ------------      --------
                  Revenues                                          100.0%          100.0%        100.0%
                                                                ---------    ------------      --------
                  Gross profit                                       44.3            41.9          41.9
                  Operating expenses:
                     Product development and research                11.4            15.8          16.0
                     Selling, general and administrative             27.1            35.4          34.0
                                                                ---------     -----------      --------
                  Total operating expenses                           38.5            51.2          50.0
                                                                ---------     -----------      --------
                  Operating income (loss)                             5.8            (9.3)         (8.1)
                  Other income                                        1.5               5           0.7
                  Income tax expense (benefit)                       (2.6)            0.0           0.0
                                                                ---------    ------------      --------
                  Net income (loss)                                   9.9%           (8.8)%        (7.4)%
                                                                =========    ============      ========

Results of Operations - Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues declined 27% from $7.4 million in the three month period ended March 31, 2001 to $5.4 million in the three month period ended March 31, 2002. This revenue net decline resulted from the following factors:

     . Business communications segment revenues declined 39% as compared to the first quarter of 2001 due to the general slowdown in worldwide economies.

     . Specialty components segment revenues declined 41% as compared to first quarter 2001 due to the slowdown in worldwide economies coupled with the elimination of the approximately $500,000 per quarter licensing royalty from IEE.
     . Home entertainment segment revenues increased 252% as compared to first quarter 2001 due to the Microsoft Xbox program.
     . E-transactions segment revenues increased 80% over first quarter 2001 due to an increased customer base.

Gross profit decreased 31% from $3.3 million in the three month period ended March 31, 2001 to $2.3 million in the three month period ended March 31, 2002. The lower gross profit percentage in first quarter 2002 resulted from a lower mix of licensing revenues (related to IEE) versus product revenues.

Product development and research expense increased 2% from $844,000 in the three month period ended March 31, 2001 to $865,000 in the three month period ended March 31, 2002. As a percentage of revenues, product development and research expense increased from 11.4% in the three month period ended March 31, 2001 to 16.0% in the three month period ended March 31, 2002. These increases resulted primarily from continued investment in our IntuiTouch interface technology, which we market to companies in the Home Entertainment market, and our ePad technology, which we market to customers in the e-transactions market.

Selling, general and administrative expense decreased 8% from $2.0 million in the three month period ended March 31, 2001 to $1.8 million in the three month period ended March 31, 2002. As a percentage of revenue, selling, general and administrative expense increased from 27.1% in the three month period ended March 1, 2001 to 34.0% in the three month period ended March 31, 2002. The decrease in the dollar amount of SG&A is due to the streamlining of operating costs implemented in the second quarter of 2001.

Operating income decreased from $429,000 in the three month period ended March 31, 2001 to an operating loss of $439,000 in the three month period ended March 31, 2002. The decline in operating income is the result of the revenue decline.

We recorded a $194,000 income tax benefit in the three month period ended March 31, 2001 and a zero tax provision in the three month period ended March 31, 2002. No tax benefit was recorded in the 2002 period due to lack of sufficient probability that the potential benefit would actually be realized.

Net income decreased from $733,000 in the three month period ended March 31, 2001 to a loss of $399,000 in the three month period ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2002, working capital totaled $18.9 million as compared to $19.3 million at December 31, 2001. This decrease is a result of the negative operating results coupled with the purchase of capital equipment.

For the quarter ended March 31, 2002 operations used $1 million. This usage of cash is due to the buildup of inventories at our new logistics center in China, Interlink Electronics Asia Pacific (IEAP).

For the three month period ended March 31, 2002, investing activities consisted of the usage of $60,000 for the purchase of production and computer network equipment which was offset by the conversion to cash of marketable securities that matured during the period.

We believe we can fund operations for at least the next twelve months from existing cash balances. We renegotiated our U.S. bank lines of credit to eliminate the financial covenants; however, the agreements governing the lines of credit now require any future borrowings to be secured by cash and investments held at the bank. Negotiated lines of credit in Japan and the exercise of employee stock options are also potential sources of capital available to us. The Company requires liquidity to fund capital expenditures and for working capital and other general corporate purposes.

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

PART II:  OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K

          a.   Exhibits

               10.1 Amendment to Credit Agreement with Wells Fargo Bank, National Association and Registrant dated March 27,2002.

          b.   Reports on Form 8-K

               No Reports on Form 8-K were filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERLINK ELECTRONICS, INC.


DATE: May 14, 2002                           /s/ PAUL D. MEYER
                                             ---------------------
                                             Paul D. Meyer

                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)