Form 10-Q
period 2002-06-30
INTERLINK ELECTRONICS INC
filed 2002-08-14
CIK 828146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to ____


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

         Yes [X]             No __



Shares of Common Stock Outstanding, at July 31, 2002: 9,766,641

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUES)

-------------------------------------------------------------------------------------------------------
                                                                             December 31,     June 30,
                                                                                 2001           2002
                                                                             ------------  ------------
                                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                 $      6,868  $      8,679
   Marketable securities                                                            2,457            --
   Accounts receivable, less allowance for doubtful accounts
     of $914 and $944 at December 31, 2001 and June 30, 2002, respectively          5,493         4,791
   Inventories                                                                      8,502         9,283
   Prepaid expenses and other current assets                                          426           163
                                                                             ------------  ------------

     Total current assets                                                          23,746        22,916

Property and equipment, net                                                         1,393         1,208
Deferred tax asset                                                                  1,301         1,301
Patents and trademarks, less accumulated amortization
   of $981 and $1,040 at December 31, 2001 and June 30, 2002, respectively            114            69
Other assets                                                                           87             6
                                                                             ------------  ------------

Total assets                                                                 $     26,641  $     25,500
                                                                             ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt and capital lease obligations        $      1,923  $      1,511
   Accounts payable                                                                 1,679         1,463
   Accrued payroll and related expenses                                               609           846
    Other accrued expenses                                                            202           237
                                                                             ------------  ------------
     Total current liabilities                                                      4,413         4,057
                                                                             ------------  ------------

Long-term debt, net of current portion                                              1,855         1,720
Minority interest                                                                      68            57
Commitments and contingencies                                                          --            --
Stockholders' equity:
  Preferred stock, $5.00 par value (100 shares authorized,
       none issued and outstanding)                                                    --            --
  Common stock, $0.00001 par value (50,000 shares authorized,
      9,759 and 9,763 shares issued and outstanding at December 31, 2001 and
      June 30, 2002, respectively)                                                 29,029        29,052
     Due from stockholders                                                           (838)         (798)
 Accumulated other comprehensive loss                                                (843)         (813)
 Accumulated deficit                                                               (7,043)       (7,775)
                                                                             ------------  ------------

     Total stockholders' equity                                                    20,305        19,666
                                                                             ------------  ------------

Total liabilities and stockholders' equity                                   $     26,641  $     25,500
                                                                             ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------
                                          Three Month Period       Six Month Period
                                            Ended June 30,          Ended June 30,
                                         --------------------    --------------------
                                           2001        2002        2001         2002
                                         --------    --------    --------    --------
Revenues                                 $  6,539    $  6,027    $ 13,928    $ 11,436
Cost of revenues                            5,685       3,553       9,802       6,695
                                         --------    --------    --------    --------
Gross profit                                  854       2,474       4,126       4,741

Operating expense:
   Product development and research         1,001         868       1,845       1,733
   Selling, general and administrative      2,183       1,889       4,182       3,730
                                         --------    --------    --------    --------
     Total operating expense                3,184       2,757       6,027       5,463
                                         --------    --------    --------    --------
Operating loss                             (2,330)       (283)     (1,901)       (722)
                                         --------    --------    --------    --------
Other income (expense):
   Interest income (expense), net              56          (3)        115          16
   Minority interest                           --          11         (12)         11
   Other income (expense)                      1         (58)         64         (37)
                                         --------    --------    --------    --------
     Total other income (expense)              57         (50)        167         (10)
                                         --------    --------    --------    --------
Loss before provision for
   income taxes                            (2,273)       (333)     (1,734)       (732)
                                         --------    --------    --------    --------
Provision for income tax benefit             (455)         --        (649)         --
                                         --------    --------    --------    --------
Net loss                                 $ (1,818)   $   (333)   $ (1,085)   $   (732)
                                         ========    ========    ========    ========
Loss per share - basic                   $   (.19)   $   (.03)   $   (.11)   $   (.07)
Loss per share - diluted                 $   (.19)   $   (.03)   $   (.11)   $   (.07)

Weighted average shares - basic             9,640       9,763       9,525       9,761
Weighted average shares - diluted           9,640       9,763       9,525       9,761

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------------
                                                                    Six Month Period
                                                                     Ended June 30,
                                                                 --------------------
                                                                  2001          2002
                                                                 --------    --------
Cash flows from operating activities:
     Net loss                                                    $ (1,085)   $   (732)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Provision for bad debts                                       49          35
         Depreciation and amortization                                352         495
         Minority interest                                             12         (11)
         Deferred tax asset                                          (701)         --
         Changes in operating assets and liabilities:
           Accounts receivable                                        763         667
           Inventories                                              1,141        (781)
           Prepaid expenses and other current assets                  165         263
           Other assets                                               (41)         81
           Accounts payable                                            17        (216)
           Accrued payroll and related expenses                       (59)        272
                                                                 --------    --------
              Net cash provided by operating activities               613          73

Cash flows from investing activities:
     Sales of marketable securities                                    --       2,457
     Purchases of property and equipment                             (397)       (251)
     Costs of patents and trademarks                                   --         (14)
                                                                 --------    --------
           Net cash provided by (used in) investing activities       (397)      2,192

Cash flows from financing activities:
     Principal payments on long term debt                          (1,007)       (500)
     Principal payments on capital lease obligations                  (67)        (47)
     Proceeds from issuance of common stock, net                      961          23
     Due from stockholder                                            (403)         40
                                                                 --------    --------
              Net cash used in financing activities                  (516)       (484)
                                                                 --------    --------

Effect of exchange rate changes on cash                              (502)         30
                                                                 --------    --------

Increase (decrease) in cash and cash equivalents                     (802)      1,811
Cash and cash equivalents:
       Beginning of period                                         10,506       6,868
                                                                 --------    --------
       End of period                                             $  9,704    $  8,679
                                                                 ========    ========

Supplemental disclosures of cash flow information:
       Interest paid                                             $     70    $     45
       Income taxes paid                                         $     29    $      1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
---------------------------------------------------------------

1.   Basis of Presentation of Interim Financial Data

The financial information as of June 30, 2002 and for the three month and six month periods ended June 30, 2001 and 2002 included in this report is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Comprehensive Loss

The following table provides the data required to calculate comprehensive loss:

                                                          (In thousands)
                                               ------------------------------------
                                               Accumulated Other
                                                 Comprehensive     Comprehensive
                                                      Loss               Loss
                                                ---------------    ----------------
            Balance at December 31, 2000        $          (168)
            Translation adjustment                         (502)   $           (502)
            Net loss                                         --              (1,085)
                                                ---------------    ----------------

            Balance at June 30, 2001            $          (670)   $         (1,587)
                                                ===============    ================

            Balance at December 31, 2001        $          (843)
            Translation adjustment                           30    $             30
            Net loss                                         --                (732)
                                                ---------------    ----------------

            Balance at June 30, 2002            $          (813)   $           (702)
                                                ===============    ================

3. Segment Information

The Company has four business segments: (i) business communications (ii) home entertainment, (iii) e-transactions and (iv) specialty components. The accounting policies of the segments are the same as those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies." However, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the six months ended June 30, 2001 and 2002 is as follows (in thousands):

                                                                         Specialty
                            Business             Home             E-    Components
Six Months Ended:     Communications    Entertainment   Transactions     and Other     Total
----------------      --------------    -------------   ------------    ----------    -------
June 30, 2001
   Revenue                    $9,470             $567           $523        $3,368    $13,928
   Gross profit                2,039              272            261         1,554      4,126
June 30, 2002
   Revenue                    $7,008           $1,350           $788        $2,290    $11,436
   Gross profit                2,592              608            470         1,071      4,741

4. Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", issued by the Financial Accounting Standards Board (FASB). The computation of earnings per share--basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share--diluted also includes the effect of common shares contingently issuable from options and warrants in periods which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using a yearly average market price.

The following table contains information necessary to calculate earnings per share (in thousands):

                                                       Three Months          Six Months
                                                      Ended June 30,       Ended June 30,
                                                     ----------------     ---------------
                                                       2001     2002      2001      2002
                                                      -----     -----     -----     -----
Weighted average shares outstanding - basic           9,640     9,763     9,525     9,761
Effect of dilutive securities; options and warrants       -(1)      -(1)      -(1)      -(1)
                                                      -----     -----     -----     -----
Weighted average shares--diluted                      9,640     9,763     9,525     9,761
                                                      =====     =====     =====     =====

-----------

     (1) Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 1,795 and 1,698 for the three months and six months ended June 30, 2002, respectively, and 1,907 for the three months and six months ended June 30, 2001, respectively, were not included in the diluted calculations because they were anti-dilutive.

5. Inventories

Inventories consisted of the following (in thousands):

                                December 31,      June 30,
                                   2001             2002
                                ------------      -------
            Raw material        $      3,218      $ 3,336
            Work in process              351          668
            Finished goods             4,933        5,279
                                ------------      -------
            Total inventories   $      8,502      $ 9,283
                                ============      =======


6. Lines of Credit

We renegotiated the terms of our $5,000,000 domestic revolving line of credit (unused at June 30, 2002). All financial covenants have been removed and any future borrowings will be secured by cash and investments held at the bank. The new agreement will expire on June 1, 2004.

We converted our previous equipment purchases line of credit with an outstanding balance of $354,000 to a long term note. The revised loan is payable in equal installments for 48 months at an interest of LIBOR plus 2.25%.

We entered into a new equipment purchases line of credit agreement for a maximum of $500,000. The line of credit bears interest at LIBOR plus 2.5% and is secured by cash and investments held at the bank. This line matures on July 1, 2003, at which time, any outstanding balance will be converted to a 48 month note.

7. Recent Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which among other things provide guidance in reporting gains and losses from extinguishments of debt and accounting for leases. We will adopt this statement in 2003 and are currently reviewing this statement to determine its impact, however we do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customers ability to pay.

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

Inventory and Bad Debt Reserves. In response to the economic slowdown in mid-2001, we reduced our staff size, implemented other operating cost reduction programs and increased our inventory by $2 million in the second quarter 2001 and bad debt reserves by $300,000 in the third quarter 2001. We believe these estimates of potential losses are adequate at June 30, 2002. However, a further deterioration of the financial health of our customers either in the U.S. or Japan may prove those estimates to be inadequate.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 40% of our 2001 revenues came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue ($750,000 gain in the year 2001 and $262,000 gain in the first six months of 2002). These contracts typically have a six-month duration; thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. In addition, as our Japan subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which among other things provide guidance in reporting gains and losses from extinguishments of debt and accounting for leases. We will adopt this statement in 2003 and are currently reviewing this statement to determine its impact, however we do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

On July 30, 2002, the FASB issue SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

Overview

We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1992, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for use in electronic, musical, medical and other applications, which we now refer to as the specialty components market. In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device. The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market, which we refer to as the business communication market. In 1999, we introduced an electronic signature capture product, ePad, for sales to customers in the e-transactions market. In 2000, we first demonstrated IntuiTouch technology, which we are marketing to customers in the home entertainment market.

Revenue by market segment for the first and second halves of 2001 and the first half of 2002 revenue by market segment is shown in the following table:

------------------------------------------------------------------------------------------------------------
                                 First                        Second                          First
                                  Half                         Half                           Half
                                  2001                         2001                           2002
------------------------------------------------------------------------------------------------------------
                         Revenue                       Revenue                      Revenue
Market Segment          (Millions)      % Sales      (Millions)      % Sales       (Millions)     % Sales
------------------------------------------------------------------------------------------------------------
Business                  $9.4           68%           $6.8             60%           $7.0            61%
Communications
------------------------------------------------------------------------------------------------------------
Specialty Components       3.4           24%            2.7           24%              2.3            20%
------------------------------------------------------------------------------------------------------------
Home Entertainment         0.6            4%            1.4           12%              1.3            12%
------------------------------------------------------------------------------------------------------------
E-Transactions             0.5            4%            0.5            4%              0.8             7%
------------------------------------------------------------------------------------------------------------
Total                    $13.9          100%          $11.4           100%           $11.4           100%
------------------------------------------------------------------------------------------------------------


Our principal source of revenue continues to be our business communications business. Sales in that market declined in 2001 as a result of general economic conditions and resulting adjustments to purchasing and inventory levels by our customers. As the presentation market has begun to recover, we achieved a 3% increase in business communication revenues in the first half of 2002 as compared to the second half of 2001.

Specialty components, the original market into which we sold our products, continues to be a strong contributor to revenue. In 2000 and the first three quarters of 2001, revenue generated by sales to customers in this market was positively affected by licensing revenue from International Electronics and Engineering, or IEE, which will not recur in 2002. This was the primary reason revenues in this market declined from $3.4 million in the first half of 2001 to $2.3 million in the same period of the current fiscal year. We expect sales to customers in the specialty components market to continue to be a significant contributor to our revenue but do not anticipate significant growth in this market.

Revenue from sales to customers in the home entertainment sector results primarily from sales of an FSR-based component for use in the Microsoft Xbox game controller. We expect that these sales will continue in 2002 but that revenue from our IntuiTouch products will develop slowly as new technologies are introduced by our customers and development partners. At the date of this report, however, we do not expect meaningful revenues from IntuiTouch products until 2003. Home entertainment revenues in the last half of 2001 and the first half of 2002 continued to be primarily driven by the Xbox program.

Our e-transactions business was adversely affected during 2001 by a general slowdown in new equipment purchasing. Nonetheless, we completed significant transactions with two insurance companies and two companies in the financial services industry and continued to build our volume of sales to customers making smaller orders. At both large and small volumes, sales of e-transaction devices tend to result in "one-time" revenue and therefore sales levels in this segment can be more volatile than in other markets in which we operate. However, we believe that the increasing installed base of our e-transactions devices can have a positive effect on future sales by providing evidence of technological soundness and customer acceptance. As we build our customer base and reference accounts, we have achieved a 60% increase in E-Transaction revenues in the first half of 2002 as compared to the second half of 2001.

In 2001, we recorded our first annual decline in revenue in more than a decade and our first annual loss since 1994. We believe that these results were significantly affected by general economic conditions that adversely affected purchasing levels in our established business communications and specialty components markets and slowed the penetration of our products into the e-transactions and home entertainment markets. In the case of particular industries, such as the insurance industry that we have targeted for our e-transactions products, the events of September 11 further impacted our ability to achieve penetration levels that we had originally anticipated. While these factors continued to affect our results in 2002, we believe that our basic market positioning is sound. We continue to enjoy a dominant share of the OEM business presentations controller market and are having some success in developing sales channels for branded aftermarket products. Our FSR-based products and components continue to sell well in both the specialty components and home entertainment markets, our e-transactions business appears to be gaining traction and we believe that our technology, products and commercial relationships addressing interactive digital remote communication put us in a position to capitalize on any growth in this market sector.

Despite the downturn in revenues in 2001, we chose to maintain our commitment to research and development, spending slightly more in 2001 than in the prior year and also increased selling, general and administrative expense. During the second quarter of fiscal 2001, as a result of a continued decline in revenues and customer demand, we provided additional reserves of $2 million for excess and obsolete inventories. The continued industry-wide reduction in capital spending and the resulting decrease in demand for our products led to significant reductions in our sales forecast. Our regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. As a result of the analysis based on second quarter 2001 sales forecast revisions, we recorded a charge, which was included in the cost of revenues. Increases to the inventory reserve during the remainder of fiscal 2001 and the first half of 2002 were not significant. In addition, we recorded a $300,000 increase in bad debt reserves in the third quarter of 2001 due to changes in certain customers' ability to pay arising after the original sales had been made. Since third quarter 2001, no material modification to inventory and bad debt reserves were made. Excluding the bad debt adjustment, total quarterly operating expenses have remained relatively constant in the $2.7 - $2.8 million range since third quarter 2001.

The loss in 2001 and in first half 2002 resulted in modest reductions in working capital and stockholders' equity. However, liquidity remains relatively strong and we foresee no immediate need for additional capital or immediate risk of capital inadequacy.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

                                                              Six Months Ended
                                                              ----------------
                                                                 (Unaudited)
                                                     June 30,  December 31,      June 30,
                                                      2001         2001          2002
                                                     -------   ------------      -------
            Revenues                                   100.0%         100.0%       100.0%
                                                     -------   ------------      -------
            Gross profit                                29.6           41.3         41.5
            Operating expenses:
               Product development and research         13.2           15.1         15.2
               Selling, general and administrative      30.0           35.8         32.6
                                                     -------   ------------      -------
            Total operating expenses                    43.2           50.9         47.8
                                                     -------   ------------      -------
            Operating loss                             (13.6)          (9.6)        (6.3)
            Other income (expense)                       1.2              4         (0.1)
            Income tax benefit                           4.7            1.0           --
                                                     -------   ------------      -------
            Net loss                                    (7.8)%         (8.2)%       (6.4)%
                                                     =======   ============      ========


Results of Operations - Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001

Revenues declined 8% from $6.5 million in the three month period ended June 30, 2001 to $6.0 million in the three month period ended June 30, 2002. For the first half of the year, revenues declined 18% from $13.9 million in 2001 to $11.4 million in 2002. This revenue net decline resulted from the following factors:

     - Business communications segment revenues declined 11% when comparing second quarter 2001 to second quarter 2002 and declined 26% in the six month comparison due to the general slowdown in worldwide economies.

     - Specialty components segment revenues declined 21% when comparing second quarter 2001 to second quarter 2002 and 32% when comparing the six month periods due to the slowdown in worldwide economies coupled with the elimination of approximately $500,000 per quarter in licensing royalties we had been receiving from IEE.

     - Home entertainment segment revenues increased 45% when comparing second quarter 2001 to second quarter 2002 and 138% when comparing the six month periods due to sales of our Force Sensing Resistors for use in the Microsoft Xbox program.

     - E-transactions segment revenues increased 39% when comparing second quarter 2001 to second quarter 2002 and 51% when comparing the six month periods due to sales to more customers.

Gross profit increased 190% from $854,000 in the three month period ended June 30, 2001 to $2.5 million in the three month period ended June 30, 2002 and increased 15% from $4.1 million in the six month period ended June 30, 2001 to $4.7 million in the six month period ended June 30, 2002. The increases were due to the inventory reserve adjustment of $2 million recorded in second quarter 2001 which was recorded in cost of revenues.

Product development and research expense decreased 13% from $1 million in the three month period ended June 30, 2001 to $868,000 in the three month period ended June 30, 2002 and decreased 6% from $1.8 million in the six month period ended June 30, 2001 to $1.7 million for the six month period ended June 30, 2002. As a percentage of revenues, product development and research expense decreased from 15.3% in the three month period ended June 30, 2001 to 14.4% in the three month period ended June 30, 2002 and increased from 13.2% in the six month period ended June 30, 2001 to 15.2% for the six month period ended June 30, 2002. The decrease in the dollar amount primarily resulted from our decreased use of outside design services. The increase on a percentage basis reflects our commitment to maintain our R&D efforts despite the 18% decrease in six month revenues.

Selling, general and administrative expense decreased 13% from $2.2 million in the three month period ended June 30, 2001 to $1.9 million in the three month period ended June 30, 2002 and decreased 11% from $4.2 million in the six month period ended June 30, 2001 to $3.7 million for the six month period ended June 30, 2002. As a percentage of revenue, selling, general and administrative expense decreased from 33.4% in the three month period ended June 30, 2001 to 31.3% in the three month period ended June 30, 2002 and increased from 30.0% in the six month period ended June 30, 2001 to 32.6% in the six month period ended June 30, 2002. The decrease in the dollar amount of SG&A is due to the reduction of staff and implementation of operating cost reduction programs implemented in the second quarter of 2001.

Loss from operations decreased from $2.3 million in the three month period ended June 30, 2001 to $283,000 in the three month period ended June 30, 2002 and from $1.9 million in the six months ended June 30, 2001 to $722,000 in the six months ended June 30, 2002. Key factors contributing to the operating losses were the $2.0 million additional reserve to inventory recorded in second quarter 2001 and a partially off-setting 18% revenue decline incurred in the first half of 2002 as compared to the first half of 2001.

We recorded a $649,000 income tax benefit in the six month period ended June 30, 2001 and a zero tax provision in the six month period ended June 30, 2002. No tax benefit was recorded in the 2002 period due to lack of sufficient probability that any additional potential benefit would actually be realized.

Our net loss decreased from a $1.8 million loss in the three months ended June 30, 2001 to a loss of $333,000 for the same period in 2002 and the net loss decreased from $1.1 million for the six months ended June 30, 2001 to a loss of $732,000 for the same period in 2002 for the reasons described above.

Liquidity and Capital Resources

At June 30, 2002, working capital totaled $18.9 million as compared to $19.3 million at December 31, 2001. This decrease is a result of the negative operating results coupled with the purchase of capital equipment.

For the six months ended June 30, 2002 operations generated $73,000. This result is due to the negative operating results offset by non-cash adjustments and a reduction in accounts receivable of $667,000.

For the six month period ended June 30, 2002, investing activities consisted primarily of the usage of $251,000 to purchase production and computer network equipment which was offset by the conversion to cash of marketable securities that matured during the period.

We believe we can fund operations for at least the next twelve months from existing cash balances. We renegotiated our U.S. bank lines of credit to eliminate the financial covenants; however, the agreements governing the lines of credit now require any future borrowings to be secured by cash and investments held at the bank. Negotiated lines of credit in Japan and the exercise of employee stock options are also potential sources of capital available to us. We require liquidity to fund capital expenditures and for working capital and other general corporate purposes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use six-month foreign exchange forward contracts to hedge certain revenue exposures against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure and consequently we would not expect a sudden or significant change in foreign exchange rates to have a material impact on future net income or cash flows. However, a foreign exchange movement with a duration of over six months could materially impact financial performance.

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 11, 2002 at our Annual Meeting of Stockholders, the holders of our outstanding common stock took the actions described below. At April 17, 2002, the record date, 9,758,872 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

     1.   By the vote indicated below, the stockholders re-elected George Gu and
          E. Michael Thoben to the Company's Board of Directors to serve for a three-year term:

                  For George Gu:

                           9,083,281                 Shares in favor
                                   0                 Shares against
                              41,828                 Shares withheld

                  For E. Michael Thoben

                           9,083,341                 Shares in favor
                                   0                 Shares against
                              41,768                 Shares witheld

Item 5.  Other Information.

On July 9, 2002, we filed a Schedule TO-I with the Securities and Exchange Commission and distributed an offer to exchange to holders of our options with an exercise price per share equal to or greater than $15, all of which were outstanding under our 1996 Stock Incentive Plan. The offer gives those option holders the opportunity to exchange their eligible options for a promise from us to issue to them new options to purchase shares of our common stock, also to be granted under the 1996 Stock Incentive Plan. Our offer expired at 5:00 p.m., Pacific time, on Wednesday, August 7, 2002. Options representing approximately 99.7% of the shares of our common stock underlying eligible options were tendered. We cancelled those options on August 8, 2002 and, under the terms and conditions of our offer to exchange, on our about February 10, 2003, we will grant new options to purchase the same number of shares of common stock as the number of shares subject to the options accepted for exchange with an exercise price per share equal to the fair market value of a share of our stock on that date.

On July 23, 2002, we filed a Current Report on Form 8-K under Item 4., "Changes in Registrant's Certifying Accountants", announcing that we had engaged KPMG LLP as our principal independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

     10.1 Credit Agreement with Wells Fargo Bank, National Association, and Registrant dated June 1, 2002.

     99.1 Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K under Item 4. "Changes in Registrant's Certifying Accountants" on June 28, 2002 announcing our dismissal of Arthur Andersen LLP as our principal accountant effective June 24, 2002. A letter from Arthur Andersen LLP addressed to the Securities and Exchange Commission confirming statements made by us in the report was attached as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERLINK ELECTRONICS, INC.



DATE: August 14, 2002                                /s/ E. Michael Thoben
                                                     ---------------------------
                                                     E. Michael Thoben
                                                     Chairman, CEO and President

                                  EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit
Number    Description
-------   -----------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.1 Credit Agreement with Wells Fargo Bank, National Association, and Registrant dated June 1, 2002.

99.1 Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.