Form 10-Q
period 2002-09-30
INTERLINK ELECTRONICS INC
filed 2002-11-14
CIK 828146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File No. 0-21858 INTERLINK ELECTRONICS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0056625 (I.R.S. Employer Identification Number)

546 Flynn Road Camarillo, California (Address of principal executive offices)	93012 (Zip Code)

(805) 484-8855
(Registrant’s telephone number, including area code)

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

        Yes |X|     No |   |

Shares of Common Stock Outstanding, at November 6, 2002: 9,771,073

PART I - FINANCIAL INFORMATION Item 1. Financial Statements

INTERLINK ELECTRONICS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PAR VALUE)
	December 31, 2001	September 30, 2002
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$ 6,868	$ 8,222
Marketable securities	2,457	—
Accounts receivable, less allowance for doubtful accounts
of $914 and $938 at 2001 and 2002, respectively	5,493	5,390
Inventories	8,502	9,872
Prepaid expenses and other current assets	426	149

Total current assets	23,746	23,633

Property and equipment, net	1,393	1,169
Deferred tax asset	1,301	1,301
Patents and trademarks, less accumulated amortization
of $981 and $1,070 at 2001 and 2002, respectively	114	39
Other assets	87	65

Total assets	$ 26,641	$ 26,207

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ 1,923	$ 892
Accounts payable	1,679	2,911
Accrued payroll and related expenses	609	894
Other accrued expenses	202	177

Total current liabilities	4,413	4,874

Long-term debt, net of current portion	1,855	1,637
Minority interest	68	61
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized,
none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized,
9,759 and 9,772 shares issued and outstanding at
2001 and 2002, respectively)	29,029	29,062
Due from stockholders	(838)	(798)
Accumulated other comprehensive loss	(843)	(894)
Accumulated deficit	(7,043)	(7,735)

Total stockholders’ equity	20,305	19,635

Total liabilities and stockholders’ equity	$ 26,641	$ 26,207

The accompanying notes are an integral part of these consolidated financial statements. 2

INTERLINK ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2002	2001	2002
Revenues	$ 6,036	$ 6,629	$ 19,964	$ 18,065
Cost of revenues	3,572	3,928	13,374	10,623

Gross profit	2,464	2,701	6,590	7,442

Operating expense:
Product development and research	839	748	2,684	2,481
Selling, general and administrative	2,218	1,923	6,400	5,653

Total operating expense	3,057	2,671	9,084	8,134

Operating income (loss)	(593)	30	(2,494)	(692)

Other income (expense):
Interest income (expense), net	35	(7)	150	8
Minority interest	—	4	—	(7)
Other income (expense)	(19)	13	33	(1)

Total other income (expense)	16	10	183	—

Income (loss) before provision for
income taxes	(577)	40	(2,311)	(692)

Provision for income tax expense (benefit)	(115)	—	(764)	—

Net income (loss)	$ (462)	$ 40	$(1,547)	$ (692)

Earnings (loss) per share – basic	$ (.05)	$ —	$ (.16)	$ (.07)
Earnings (loss) per share – diluted	$ (.05)	$ —	$ (.16)	$ (.07)

Weighted average shares – basic	9,744	9,770	9,606	9,764
Weighted average shares – diluted	9,744	10,435	9,606	9,764

The accompanying notes are an integral part of these consolidated financial statements. 3

INTERLINK ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
	Nine Month Period Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(1,547)	$ (692)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Provision for bad debts	218	35
Depreciation and amortization	560	600
Minority interest	12	(7)
Deferred tax asset	(701)	—
Changes in operating assets and liabilities:
Accounts receivable	1,362	68
Inventories	902	(1,370)
Prepaid expenses and other current assets	35	277
Other assets	36	22
Accounts payable	(85)	1,232
Accrued payroll and related expenses	(182)	260

Net cash provided by operating activities	610	425

Cash flows from investing activities:
Sales of marketable securities	—	2,457
Purchases of property and equipment	(486)	(286)
Costs of patents and trademarks	—	(15)

Net cash provided by (used in) investing activities	(486)	2,156

Cash flows from financing activities:
Borrowings on notes payable to bank	833	—
Principal payments on debt	(1,232)	(1,198)
Principal payments on capital lease obligations	(89)	(51)
Proceeds from issuance of common stock, net	995	33
Due from stockholder	(468)	40

Net cash provided by (used in) financing activities	39	(1,176)

Effect of exchange rate changes on cash	(309)	(51)

Increase (decrease) in cash and cash equivalents	(146)	1,354

Cash and cash equivalents:
Beginning of period	10,506	6,868

End of period	$ 10,360	$ 8,222

Supplemental disclosures of cash flow information:
Interest paid	$ 89	$ 79
Income taxes paid	$ 1	$ 1

The accompanying notes are an integral part of these consolidated financial statements. 4

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2002 and for the three month and nine month periods ended September 30, 2001 and 2002 included in this report is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Loss

The following table provides the data required to calculate comprehensive loss:

	(In thousands)
	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2000	$(168)
Translation adjustment	(309)	$ (309)
Net loss	—	(1,547)

Balance at September 30, 2001	$(477)	$(1,856)

Balance at December 31, 2001	$(843)
Translation adjustment	(51)	$ (51)
Net loss	—	(692)

Balance at September 30, 2002	$(894)	$ (743)

3. Segment Information

The Company has four business segments: (i) business communications (ii) home entertainment, (iii) e-transactions and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” However, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the nine months ended September 30, 2001 and 2002 is as follows (in thousands):

Nine Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
September 30, 2001
Revenue	$13,156	$1,224	$ 630	$4,954	$19,964
Gross profit	3,221	601	320	2,448	6,590
September 30, 2002
Revenue	$11,191	$1,759	$1,371	$3,744	$18,065
Gross profit	4,183	788	666	1,805	7,442

5

4. Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, issued by the Financial Accounting Standards Board (FASB). The computation of earnings per share—basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share—diluted also includes the effect of common shares contingently issuable from options and warrants in periods which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using a yearly average market price.

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2001		2002	2001		2002
Weighted average shares outstanding — basic	9,744		9,770	9,606		9,764
Effect of dilutive securities (options)	—	(1)	665	—	(1)	—	(1)

Weighted average shares—diluted	9,744		10,435	9,606		9,764

(1)	Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 1,052 for the nine months ended September 30, 2002, and 1,212 and 1,542 for the three months and nine months ended September 30, 2001, respectively, were not included in the diluted calculations because they were anti-dilutive.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2001	Sept. 30, 2002
Raw material	$3,218	$4,460
Work in process	351	883
Finished goods	4,933	4,529

Total inventories	$8,502	$9,872

6. Lines of Credit

In June 2002, we renegotiated the terms of our $5,000,000 domestic revolving line of credit which remained unused at September 30, 2002. All financial covenants have been removed and any future borrowings will be secured by cash and investments held at the bank. The new agreement will expire on June 1, 2004.

In June 2002, we converted our previous equipment purchases line of credit with an outstanding balance of $347,000 to a long term note. The revised loan is payable in equal installments for 48 months at an interest rate of LIBOR plus 2.25%.

In June 2002, we entered into a new equipment purchases line of credit agreement for an aggregate maximum of $500,000. The line of credit bears interest at LIBOR plus 2.5% and is secured by cash and investments held at the bank. This line matures on July 1, 2003, at which time, any outstanding balance will be converted to a 48 month note.

7. Recent Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which, among other things, provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. We will adopt this statement in 2003 and are currently reviewing this statement to determine its impact, however, we do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the heading “Forward-looking Statements”, “Historical Factors Affecting Financial Performance” and “2001 Overview”. Forward-Looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. From 1985 to 1992, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for use in electronic, musical, medical and other applications, which we now refer to as the specialty components market. In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device, RemotePoint. RemotePoint established Interlink as a leading supplier of both branded and OEM remote controls and other products for the computerized presentation system market, which we refer to as the business communication market. In 1999, we introduced an electronic signature-capture product, ePad, for sales to customers in the e-transactions market. In 2000, we first demonstrated IntuiTouch Technology, which we are marketing to customers in the home entertainment market.

Revenue by market segment for the first nine months of 2001 and 2002 is shown in the following table:

	Nine Months Ended September 30, 2001		Nine Months Ended September 30, 2002
Market Segment	Revenue (Millions)	% Sales	Revenue (Millions)	% Sales
Business Communications	$13.2	66%	$11.2	62%

Specialty Components	5.0	25%	3.7	20%

Home Entertainment	1.2	6%	1.8	10%

E-Transactions	0.6	3%	1.4	8%

Total	$20.0	100%	$18.1	100%

Our principal source of revenue continues to come from our business communications business. Sales in that market recorded quarterly sequential declines in 2001 as a result of general economic conditions and resulting adjustments to purchasing and inventory levels by our customers. In 2002, our presentation market volumes have begun to recover. Thus, while business communication revenues for the nine months ended September 30, 2002 are down as compared to the same period in 2001, for the third quarter comparison, 2002 revenues are up.

Specialty components, the original market into which we sold our products, continues to be a strong contributor to revenue. The primary reason our revenues in this market declined by 26% in the first nine months of 2002 compared to that same period last year is that licensing revenues received from International Electronics and Engineering (IEE), did not recur this year due to the expiration of the license term. We expect sales to customers in the specialty components market to continue to be a significant contributor to our revenue but do not anticipate significant growth in this market.

Revenue from sales to customers in the home entertainment sector are derived primarily from sales of an FSR-based component for use in the Microsoft Xbox game controller. We expect that these sales will continue for the remainder of 2002, but we believe revenue from our IntuiTouch products will develop slowly as new technologies are introduced by our customers and development partners. At the date of this report, we do not expect meaningful revenues from IntuiTouch products until 2003. Home entertainment revenues in the first nine months of 2001 and 2002 continued to be primarily driven by the Xbox program.

Our e-transactions business was adversely affected during 2001 by a general slowdown in new equipment purchasing. Nonetheless, we completed significant transactions with two insurance companies and two financial services companies and continued to build our sales volume to customers making smaller orders. At both large and small volumes, sales of e-transaction devices tend to result in “one-time” revenue and therefore sales levels in this segment can be more volatile than in other markets in which we operate. However, we believe that the increasing installed base of our e-transactions devices can have a positive effect on future sales by providing evidence of technological soundness and customer acceptance. As we build our customer base and reference accounts, we have achieved a 118% increase in e-transaction revenues in the first nine months of 2002 as compared to the first nine months of 2001.

In 2001, we recorded our first annual decline in revenue in more than a decade and our first annual loss since 1994. We believe that these results were significantly affected by general economic conditions that adversely affected purchasing levels in our established business communications and specialty components markets and slowed the penetration of our products into the e-transactions and home entertainment markets. In the case of the particular industries that we have targeted for our e-transactions products, such as the insurance industry, the events of September 11 further impacted our ability to achieve penetration levels that we had originally anticipated. While these factors continued to affect our results in 2002, we believe that our basic market positioning is sound. We continue to enjoy a dominant share of the OEM business presentations controller market and are having success in developing sales channels for branded aftermarket products. Our FSR-based products and components continue to sell well in both the specialty components and home entertainment markets, our e-transactions business appears to be gaining acceptance with customers and we believe that our technology, products and commercial relationships addressing interactive digital remote communication put us in a position to capitalize on any growth in the home entertainment market sector.

During the second quarter of fiscal 2001, as a result of a continued decline in revenues and customer demand, we provided additional reserves of $2 million for excess and obsolete inventories. The continued industry-wide reduction in capital spending and the resulting decrease in demand for our products led to significant reductions in our sales forecast. Our regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. As a result of the analysis based on second quarter 2001 sales forecast revisions, we recorded a $2.0 million charge, which was included in the cost of revenues. Increases to the inventory reserve during the remainder of fiscal 2001 and the first nine months of 2002 were not significant. In addition, we recorded a $300,000 increase in bad debt reserves in the third quarter of 2001 due to changes in certain customers’ ability to pay arising after the original sales had been made. Since third quarter 2001, no material modification to inventory and bad debt reserves were made. Excluding the bad debt adjustment, total quarterly operating expenses have remained relatively constant in the $2.7 to $2.8 million range.

The loss in 2001 and the first nine months of 2002 resulted in modest reductions in working capital and stockholders’ equity. However, liquidity remains relatively strong and we foresee no immediate need for additional capital or immediate risk of capital inadequacy.

Critical Accounting Policies

Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay.

Inventory Reserve. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax. We first achieved profitable operations in 1995. Because of net operating loss carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. Management believes we will be able to utilize the deferred tax asset; however, if we do not return to sustainable quarterly profitability by the end of 2002, it is likely that we will eliminate this asset ($1.3 million) by recording a tax expense.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 40% and 30% of our 2001 and 2002 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue ($29,000 and $40,000 gain for the three months ended September 30, 2001 and 2002, respectively; and, $713,000 and $302,000 gain in the first nine months of 2001 and 2002, respectively). These contracts typically have a six-month duration; thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002
Revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	40.8	40.7	33.0	41.2
Operating expenses:
Product development and research	13.9	11.3	13.4	13.7
Selling, general and administrative	36.7	29.0	32.1	31.3

Total operating expenses	50.6	40.3	45.5	45.0

Operating income (loss)	(9.8)	0.4	(12.5)	(3.8)
Other income	0.3	0.2	0.9	—
Income tax benefit	1.9	—	3.9	—

Net income (loss)	(7.6)%	0.6%	(7.7)%	(3.8)%

Results of Operations – Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001

For the third quarter, revenues increased 9.8% from $6.0 million in the three month period ended September 30, 2001 to $6.6 million in the same period of 2002. This net increase resulted from the following factors:

•	Business communications segment revenues increased 13.5% due to a recovery in our OEM business.

•	Specialty components segment revenues declined 8.3% due to the elimination of approximately $500,000 per quarter in licensing royalties we had been receiving from IEE.

•	Home entertainment segment revenues decreased 37.7% due to a reduction in sales of our Force Sensing Resistors for use in the Microsoft Xbox program.

•	E-transactions segment revenues increased 445% due to sales to more customers.

For the nine months, revenues decreased 10.5% from $20.0 million in 2001 to $18.1 million in 2002. This net decrease is due to the following factors:

•	Business communication revenues declined 14.9% due to the general economic slowdown.

•	Exclusive of the $1.5 million in IEE licensing recorded in the 2001 period, specialty components would have increased 8.4%.

•	Home entertainment revenues increased 43.7% due to the success of the Microsoft Xbox program.

•	E-transactions revenues increased 117.6% due to sales to a greater number of customers.

For the quarter, gross profit increased 9.6% from $2.5 million (40.8% of sales) in the three month period ended September 30, 2001 to $2.7 million (40.7% of sales) in the three month period ended September 30, 2002 due to the revenue growth discussed above.

For the nine month period, gross profit increased 12.9% from $6.6 million (33% of revenues) in the nine months ended September 30, 2001 to $7.4 million (41.2% of revenue) for the same period of 2002. Gross profit for the 2001 period was negatively impacted by a $2 million inventory reserve adjustment recorded in cost of sales in second quarter 2001.

Product development and research expense decreased 10.8% from $839,000 (13.9% of sales) in the three month period ended September 30, 2001 to $748,000 (11.3% of revenues) in the three month period ended September 30, 2002 and decreased 7.6% from $2.7 million (13.4% of revenues) in the nine month period ended September 30, 2001 to $2.5 million (13.7% of revenues) for the nine month period ended September 30, 2002. The decrease in the dollar amount primarily resulted from our decreased use of outside design services coupled with the re-allocation of some engineering costs to cost of revenues related to engineering service revenues.

Selling, general and administrative expense (SG&A) decreased 13.3% from $2.2 million (36.7% of revenues) in the three month period ended September 30, 2001 to $1.9 million (29.0% of revenues) in the three month period ended September 30, 2002 and decreased 11.7% from $6.4 million (32.1% of revenues) in the nine month period ended September 30, 2001 to $5.7 million (31.3% of revenues) for the nine month period ended September 30, 2002. The decrease in the dollar amount of SG&A is due to the reduction of staff and implementation of operating cost reduction programs implemented in the second quarter of 2001 and due to the $300,000 bad debt reserve adjustment recorded in the third quarter 2001.

Operating results improved from a $593,000 loss in the three month period ended September 30, 2001 to an operating profit of $30,000 in the three month period ended September 30, 2002 and from a $2.5 million loss in the nine months ended September 30, 2001 to a $692,000 loss in the nine months ended September 30, 2002. Key factors contributing to the operating improvements were: i) an improving quarterly revenue trend in 2002; ii) the positive effect of organizational downsizing implemented in mid-2001; and iii) the negative impact of adjustments to inventory and bad debt reserves which occurred in the second and third quarters of 2001, respectively.

We recorded a $764,000 income tax benefit in the nine month period ended September 30, 2001 and a zero tax provision in the nine month period ended September 30, 2002. No tax benefit was recorded in the 2002 period due to lack of sufficient probability that any additional potential benefit would actually be realized.

Our net results improved from a $462,000 net loss in the three months ended September 30, 2001 to net income of $40,000 for the same period in 2002 and a net loss of $1.5 million for the nine months ended September 30, 2001 to a net loss of $692,000 for the same period in 2002, for the reasons described above.

Liquidity and Capital Resources

At September 30, 2002, working capital totaled $18.8 million as compared to $19.3 million at December 31, 2001. This decrease is a result the usage of cash to purchase fixed assets and to reduce long-term debt.

For the nine months ended September 30, 2002 operations generated $425,000 in positive cash flow. This result is due to the negative year-to-date operating results offset by non-cash adjustments and a net improvement in operating assets and liabilities.

For the nine month period ended September 30, 2002, investing activities consisted primarily of our purchase of production and computer network equipment for $286,000 which was offset by the conversion to cash of marketable securities of $2.5 million that matured during the period.

We believe we can fund operations for at least the next twelve months from existing cash balances. We renegotiated our U.S. bank lines of credit to eliminate the financial covenants; however, the agreements governing the lines of credit now require any future borrowings to be secured by cash and investments held at the bank. To date, we have not borrowed under these facilities. Negotiated lines of credit in Japan and the exercise of employee stock options are also potential sources of capital available to us. We require liquidity to fund capital expenditures and for working capital and other general corporate purposes.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer designed our disclosure controls and procedures with the participation and assistance of our management and outside advisors to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect the internal controls after the date of the most recent evaluation of our Chief Executive Officer and Chief Financial Officer, described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

99.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 23, 2002, we filed a Current Report on Form 8-K under Item 4. “Changes in Registrant’s Certifying Accountant.” We announced the engagement of KPMG LLP as our new principal accountants to replace Arthur Andersen LLP, which we had dismissed on June 24, 2002.

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: November 13, 2002	/s/ Paul D. Meyer Paul D. Meyer Chief Financial Officer

15

I, E. Michael Thoben, III, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Interlink Electronics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations an cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ E. Michael Thoben, III E. Michael Thoben, III Chairman, President and Chief Executive Officer

16

I, Paul D. Meyer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Interlink Electronics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations an cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul D. Meyer Paul D. Meyer Chief Financial Officer

17

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

99.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

18