Form 10-K
period 2002-12-31
INTERLINK ELECTRONICS INC
filed 2003-03-31
CIK 828146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-21858

INTERLINK ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0056625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

546 Flynn Road Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 484-8855

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          On June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $42,737,941 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of common stock held by officers and directors of the registrant are not included in the computations, however, the registrant made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

          As of March 20, 2003 the number of shares of the registrant’s Common Stock outstanding was 9,778,593.

INTERLINK ELECTRONICS, INC.

Documents incorporated by reference:
          Portions of Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.	BUSINESS

Overview

          We are a leader in the development of intuitive interface devices for a variety of home and business applications. Our products enable a user to control and communicate with various audio-visual products such as  business presentation projectors, digital televisions (directly or through set-top boxes) and other information display systems by providing an intuitive device on which the user can remotely input a variety of commands. Our patented touchpad technologies capture electronic signature and character input for digital recognition for e-commerce and other digital communication applications. Our products incorporate patented sensor and wireless communication technologies, proprietary applications and ergonomic designs. Our traditional business has been in the business presentation market where we are the leading supplier of intuitive interface devices to most of the manufacturers of business presentation systems and to leading resellers of business communication products.  Based on our suite of intuitive interface technologies, in recent years, we entered two new markets: home entertainment and electronic transactions. By building partnerships with providers of complementary software and hardware technologies, we market our products for use with information display systems as digital interface technology is incorporated into them.  We also manufacture and sell a variety of electronic components, such as touchpads, specialty mice and rugged input devices for computer, automotive and medical applications.

          We are a leading supplier of intuitive interface devices and components for the business presentation market, where we sell both to original equipment manufacturers (OEMs) and directly to consumers through reseller channels. Our OEM customers include presentation system manufacturers, such as InFocus Corporation, NEC Corporation, Sony Corporation, Compaq Computer Corporation, Dell Computer Corporation and Toshiba Corporation.

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

          In 2000, we began marketing IntuiTouch technology that enables users to easily control the various applications emerging in the home entertainment market, such as interactive television. We sell a sensor component to Microsoft for their Xbox home entertainment system.

Market Background

          Business Communications Market.  We are the dominant supplier of remote input devices to the business communications market, supplying the majority of all remote input devices used to control presentation projectors.  This market consists of electronic presentation devices that enable mixed-media presentations using PowerPoint or other commonly available presentation software, including both locally contained presentations and video-conferencing presentations distributed to multiple locations. As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the mechanisms to control the presentation process have undergone a similar evolution.  Similarly, the advent of broadband communication technologies has enabled developments in video-conferencing that permit sophisticated, interactive presentations to be made at multiple locations and to be controlled from a single location.  Today, it is possible for a presenter to control various characteristics of a sophisticated audio-visual presentation using a small, remote device.  Unlike slide presentations, which cannot be edited, or overhead presentations that can be edited only by standing over the projector and writing with a pen or grease pencil, the modern, computer-driven presentation can be controlled, edited, amplified, distributed and otherwise manipulated electronically.  This demands a wireless device that can transmit a wide variety of commands and support complex control functions in an intuitive manner. For the presenter and audiences benefit, it is important that the control process not detract from the presentation. Our OEM customers have recently introduced business communications hardware that will significantly reduce the size and weight and increase the resolution and brightness of presentation devices such as projectors and the processing power of computers that support them. Increased portability will enable many users to travel with a complete presentation system capable of fitting in a standard briefcase.

          Home Entertainment Market.   The use of remote devices to control household entertainment systems has been growing for at least the last quarter century.  Two recent developments, however, have dramatically increased the complexity of the processes that these devices must control.  These developments are the advent of digital cable and satellite delivery systems and the introduction and widespread use of the Internet.  Early remotes used to control broadcast, and later analog cable, television were relatively simple devices that permitted the viewer to turn the set on or off, change channels and adjust volume.  Today’s television viewer may wish to control a variety of information or entertainment systems, including cable or satellite input, VCR’s, DVD players and audio systems or to participate in the increasing number of interactive options being presented by content providers.  The recent advent of digital cable and satellite networks creates substantial new opportunities for interaction for the viewer.  Digital cable and satellite networks offer or can offer consumers electronic program guides, voice telephony, e-mail, e-commerce and other services through the television. For example, a television viewer may, after viewing a movie, wish to order a copy on DVD, or the viewer of a news program or television commercial may wish to obtain additional information by visiting a related website. These new applications are creating a need for interactive capability in the home entertainment markets.

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

          We believe that the home entertainment market offers a new, large market opportunity for multi-functional, intuitive interface devices. The advent of advanced television viewing devices (such as, flat panel displays), digital cable, satellite TV and similar broadband delivery systems is increasing programming choices. It is widely anticipated that computer and television technologies will continue to converge and that the consumer will be able, through a single electronic system, to view television programming, control other entertainment components, access the Internet, participate in on-line commerce, send and receive e-mail and participate in audio and video telephone calls.

          We believe the market for intuitive interface devices will develop as advanced television viewing devices proliferate and subscribers have increased access to digital set-top boxes. We believe that, as digital set-top boxes are deployed and broadband services such as Internet access become available, consumers will seek new control devices that are more sophisticated, flexible, and intuitive than traditional television remotes or the combination of a remote and wireless keyboard.

          E-transactions Market.  The rapid growth of the electronic document management and business-to-business e-commerce markets has created a need for electronic document and approval authentication methods that can serve as an electronic substitute for the signature on paper documents. For the recipient of an electronic document to have confidence that the document was approved in the form in which it appears on his or her computer screen, it is necessary to have a reliable mechanism that captures a signature, binds the signature to the document, and verifies the identity of the approving person and the integrity of the document in the form in which it was approved. We believe there will be a sizeable market for an electronic signature capture product in electronic document management applications, especially in consumer “turnstile” environments such as retail point-of-sale, financial and insurance services.

          Specialty Components Market.  Using our original FSR technology, we sell sensors that permit control of various processes based on the amount of force applied to an input device.  We continue to market these devices, both as stand-alone products and as components sold to OEMs for use in their products.  We believe that this market is stable and do not expect significant change in the scope of our specialty products business.

          For a description of revenue and gross profit by market segment, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Interlink Solution

          We use our suite of proprietary intuitive interface technologies to create devices that enable users to operate and control computers, televisions, projectors and other complex electronic systems. By enabling interactivity between interface devices and the systems they control, we allow users to interact directly with menu-driven application programs resident in the controlled system through an on-screen display. Our devices enable the use of high bandwidth applications such as telephony and provide an intuitive interface for applications encompassing the functions typically associated with computers, such as browsing the Internet and sending and receiving e-mail. For instance, our new interface device for next generation digital set-top boxes integrates cursorless navigation, text entry, freehand writing and drawing and voice transmission capabilities within a single lightweight, hand-held platform. The device enables total control of various home entertainment options available yet retain a highly intuitive user interface and a sleek ergonomic design.

          Our interface devices offer a number of benefits not available using traditional technologies:

          Easy-to-Use Sensor Technology.  The vast majority of our products include our patented FSR technology. The FSR, or Force Sensing Resistor, combined with other Interlink Electronics technologies, creates a pointing device that responds to pressure and can accept input from a finger or a pen. It also consumes minimal power, making it ideal for use in a battery powered interface device. In conjunction with patent-pending pad-to-screen mapping and gestures technology, our FSR touchpads provide an intuitive means of communicating with a wide array of applications and systems. The FSR is also ideally suited for capturing high resolution electronic signatures.

          Innovative Software Applications.  Our pad-to-screen, or PTS mapping technology, for which we have a patent, allows a user to touch a point on an FSR touchpad to activate a button or menu item in a corresponding on-screen location. This capability eliminates the need to click or cursor through various intervening menu items. Using PTS mapping, a user can easily and quickly perform a number of complex functions without looking at the remote device, including the operation of a virtual keyboard activated through the touchpad but appearing on the monitor.

          Our “gesture” technology, for which we have issued and pending patents, allows the user to input or write commands on a screen by touching and moving a finger or pen on a touchpad. For example, a channel can be changed by tracing the channel number on the touchpad or, if a higher or lower channel is desired, by swiping to the right or left, as applicable, and continuing to touch the touchpad to scroll through the channel numbers. Other commands, such as play, record or pause are accomplished by making gestures that mimic the standard symbols for those functions appearing on VCRs, DVD players and other playback and recording devices.

          Enhanced Wireless Communications Technology.  In addition to our patented wireless protocol, RemoteLink, we have developed expertise in industry wireless protocol standards, such as IR, radio frequency (RF) and Bluetooth.  Our patented RemoteLink wireless communications technology retains the IR technology necessary to communicate with most of today’s information and entertainment systems and combines it with RF technology to overcome most of the shortcomings of traditional IR technology.

          Widely Accepted Functional and Ergonomic Designs.  Our intuitive interface devices reflect our strong focus on functionality and ergonomics. We maintain an active product design effort and devote considerable attention to issues related to ease of use of our products. An example of the results of these efforts is our patented ClickTrigger button incorporated in a number of our products, which enables the user to click on an icon on a monitor by squeezing a button with his or her index finger in a motion similar to pulling a trigger.

The Interlink Strategy

          We intend to use our suite of technologies to become the leading provider of intuitive interface devices for the home and business markets through the implementation of the following strategies:

          We Will Work With Home Entertainment Industry Innovators To Develop Intuitive Interface Devices For Interactive Applications. We will foster adoption of our intuitive interface devices for the home entertainment market by building technology partnerships with a variety of technology providers, such as manufacturers of digital set-top boxes, front and rear projectors and plasma displays and developers of software applications. Because many of our OEM customers in the business communications market are also participants in the market for home entertainment systems, we expect to use our relationships with them to facilitate the widespread adoption of our intuitive interface devices in the home entertainment market. Additionally, we will continue to support the usage of our FSR technology in the Microsoft Xbox program and any related products.

          We Will Aggressively Market Our ePad Product Line to the E-transactions Market.  We will foster adoption of our ePad product line in the e-transactions market by expanding distribution channels and building strategic relationships with key software and systems integrators to develop turnkey solutions for deployment in large corporate settings. To foster adoption of the ePad in the electronic document management market, we are working with electronic signature software companies like Silanis Technology, Inc., Valyd, Inc. and Communication Intelligence Corporation.

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

          We sell interface devices in the business communication market principally to OEMs and as branded products through a variety of distributors and value added resellers. Our current OEM customers include some of the largest presentation system manufacturers, including; InFocus Corporation, NEC Corporation, Sony Corporation and Toshiba Corporation. Although most business presentation devices are made by Japanese companies, the United States represents the largest market for these products. Accordingly, our OEM sales are concentrated in Japan and managed by our Japanese subsidiary while our branded sales are primarily U.S.-based.

          In 2002, our business communication products accounted for 64% of our sales. Our dominant market share of the OEM market causes our sales of business communication products to mirror trends in the presentation industry.  This was the case in 2001, when inventory adjustments and generally poor economic conditions resulted in reduced demand for new business presentation systems.  However, our relationships with our principal customers in these markets remains strong and, in some cases, is strengthening.  In 2002, our business communication revenues began to recover as we added new OEM customers and expanded our Interlink branded product business.

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

          Economic conditions in 2001 and 2002 resulted in substantial reductions in the rate of deployment of new broadband systems.  Accordingly, our home entertainment development efforts have been focused on the design of interface devices that will be needed to support the advanced viewing devices that will be offered to consumers over the next few years, such as front and rear projectors, HDTV and plasma displays.  We are working both directly with the manufacturers of these devices and, at the chip level, with innovators of new projection and television technologies in an effort to integrate our interactive communication devices with their products and technologies.   A number of the companies expected to have significant offerings in the digital home entertainment market are our customers in our business communications segment.  We believe that our strong relationship with these customers affords us an opportunity to work with them as they expand into this new market and we are actively pursuing these opportunities.

          We also make an important component of Microsoft’s Xbox game controller.  This sensor is based on our patented FSR technology and is included in our home entertainment segment because of its application.  In 2002, the majority of our revenue from home entertainment came from sales of the Xbox component.

          E-transactions Products.  Our standard ePad product consists of an FSR touchpad mounted in a plastic case and connected by a serial or U.S.B. cable to a computer. Like all of our touchpads, it is actuated using a finger, electronic pen or any other device capable of exerting pressure at a given point on the sensor. In 2002, we introduced ePad-Ink, an LCD-based signature capture product. The ePad products capture and bind signatures to electronic documents. We work with major electronic signature software application developers to provide turnkey solutions to end-users. Depending on the software used with it, the ePad device can perform a variety of document authentication functions, such as alerting a reader if any change has been made to a document since it was transmitted by the sender or verifying the authenticity of the signature.

          Since our introduction of the ePad product, we have devoted considerable resources to marketing to the financial services and insurance industries, where we believe there is an obvious opportunity based on cost savings and efficiency.  The sales cycle for larger customers is 18 to 24 months; usually involving an extensive trial and evaluation period.  The poor economic climate for information technology spending in 2001 and 2002 has severely impacted the industry’s ability to gain momentum.

          Specialty Components.  Our specialty components business consists primarily of two product lines. We sell integrated pointing solutions to manufacturers of notebook computers and industrial computers. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches.   This business has been relatively stable for several years, varying only with general economic conditions.  In 2000 and the first three quarters of 2001, we received significant royalty revenue from the license of some of our technology to a former affiliate.  The payments ended in the third quarter of 2001 and we do not anticipate significant licensing revenue in the future.

Technologies

          Force Sensing Resistors.  Our products incorporate one or more FSRs. A basic FSR sensor can detect and accurately measure a force applied to it, thereby enabling precise control of the process applying the force. A more complex sensor, known as a “four zone” sensor, has four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. By toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. An FSR sensor can also serve as a touchpad by incorporating a two-dimensional grid capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. In contrast to most standard touchpads, FSR touchpads can also measure the amount of pressure applied at any point on the grid, thereby creating a three-dimensional characterization of input along X, Y, and P axes. This type of device is useful for functions such as handwriting input, where not only the outline of the signature but the pressure applied in writing it can be measured, or computer cursor control, where variable cursor speed is desirable.

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

          RemoteLink.  Our RemoteLink technology uses a proprietary optical carrier design to provide a relatively high speed, multi-channel, digital or analog, optical communications link that does not interfere with, or become contaminated by, signals from IR remote controls. RemoteLink can be configured to support multiple users and simultaneous channels operating over a number of carrier frequency spectrums, including the 1 to 6 megahertz range. RemoteLink’s bandwidth supports wireless data transmissions of up to 100 kilobits per second and a 6 kilohertz bandwidth analog transmission at distances of up to 10 meters. RemoteLink technology can simultaneously transmit data, voice and legacy IR codes. RemoteLink technology’s ability to transmit legacy IR codes makes it compatible with existing remote controls.

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

          For branded products, we use public relations, third-party product reviews, trade shows and direct advertising to generate customer awareness. Direct sales calls are made to potential distributors and specialty resellers. Once a customer relationship is established, we support these customers with co-op advertising, sales “spiffs,” end-user rebates and other promotions.

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

          We anticipate using our relationships with our existing business communication OEM customers to facilitate the introduction of our products in the home entertainment market. We also are forming relationships with software and graphic display microcontroller developers to enhance that market’s acceptance of our products and technologies. We anticipate using similar sales and marketing techniques as those described above once we become established in this market.

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

Competition

          We face competition from larger, more established companies that can produce lower cost products using more mature technologies. Many of these companies have greater financial, engineering and manufacturing resources than we do and have long-standing customer relationships with key potential customers. While we believe our technologies are superior, these competitors may develop or acquire enhanced technologies sufficient to maintain or improve their market share. Moreover, competitive pricing pressures on our OEM customers’ products may force them to choose lower cost, less sophisticated solutions from our competitors.

          In the business communications market, our competitors include Hoshiden Corporation and SMK Corporation. In the home entertainment and e-transactions markets, we face competition from Koninklijke Philips Electronics N.V., Wacom Technology Co. and other smaller companies.

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

          We employ 33 people in our product design, engineering support and advanced technology departments in the US and in Japan. As appropriate, we engage outside software development firms to facilitate the integration of our products into our customers’ products.

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

          Aspects of our technology are protected by more than 65 patents issued or pending in the United States and abroad, as well as by trade secrets and proprietary knowledge. Products incorporating our force sensing technologies are sold under trademarks issued or pending in the United States and various other countries.  U.S. patents covering various materials and processes used in our current generation of products, as well as new devices for angle and displacement sensing, were granted during 1995 and our ClickTrigger design was afforded patent protection in 1997. We have also received U.S. patents and continue to prosecute filed U.S. and foreign patent applications regarding the design, and several key operating features, of our RemoteLink technology.

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

Employees

          We had 108 full-time employees in the United States as of December 31, 2002; 100 at our corporate offices and manufacturing facilities in California, and eight at our regional sales offices. Our Japanese subsidiary had 30 employees and 12 employees were located in Hong Kong at our Chinese subsidiary on that date.

Available Information

          We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information.  The SEC’s Internet address is http://www.sec.gov.

          We also make available free of charge through our Internet website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8K and, if applicable, amendments to those reports as soon as reasonably practical after we file such materials with the SEC (http://www.interlinkelectronics.com).

ITEM 2.	PROPERTIES

          Our corporate offices and principal manufacturing facilities are located in a 35,333 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until August 2003 (which we intend to renew) and provides for an average monthly rent payment of $20,681. We believe that a facility of this size will be adequate to meet our requirements for at least the next 12 months. Our two regional sales offices operate out of leased facilities. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo.  Our Hong Kong subsidiary leases office and warehouse space in Hong Kong and mainland China.

ITEM 3.	LEGAL PROCEEDINGS

          We are not engaged in any litigation that we expect will have a material adverse effect on our business, financial condition or results of operation. From time to time, we are involved in various legal actions which arise in the ordinary course of business. We do not believe that losses incurred, if any, will have a significant impact on the Company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

ITEM 4(A).	EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table contains information as of March 9, 2003 with respect to each person who is an executive officer of Interlink:

Name	Age	Position

E. Michael Thoben, III	49	President, Chief Executive Officer and Chairman of the Board
Paul D. Meyer	43	Chief Financial Officer and Secretary
Tamio Mori	56	President and General Manager, Interlink Electronics K.K.
Michael W. Ambrose	43	Sr. Vice President, Technology & Product Development

          E. Michael Thoben, III has served as Interlink’s president, chief executive officer and chairman of the board of directors since 1994. From 1990 to 1994, he served as Interlink’s president and a director. Prior to joining Interlink in 1990, Mr. Thoben was employed by Polaroid Corporation for 11 years, as the manager of one of Polaroid’s seven strategic business units on a worldwide basis. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and The Wharton School of Business.

          Paul D. Meyer has served as Interlink’s chief financial officer since December 1996. From 1994 to 1996, he served as vice president—finance, and from 1989 to 1994 he served as controller. From May 1988 to December 1989, Mr. Meyer served as controller for Dix-See Sales Company. From September 1985 to May 1988, he served as corporate accounting manager for Bell Industries. Mr. Meyer was employed at Price Waterhouse from 1983 to 1985. Mr. Meyer is a Certified Public Accountant and

holds a B.A. degree in economics from the University of California, Los Angeles.

          Tamio Mori has served as the president and general manager of Interlink Electronics K.K., Interlink’s 80% owned Japanese subsidiary, since 1993. Prior to Interlink, Mr. Mori served in increasingly senior positions for 22 years with Mitsubishi Petrochemical Corporation, most recently as Assistant General Manager of New Business Development.  He has a M.S. in Chemical Engineering and a B.S. in Organic Chemistry from Waseda University.

          Michael W. Ambrose has served as Interlink’s vice president—engineering since June 1999. Between March 1998 and June 1999, he was director of engineering. From August 1995 to February 1998, he served as the director of marketing of Communication Intelligence Corp., a computer software company specializing in software for mobile computing, e-signatures and computer security. Prior to August 1995, he was employed by Logitech Inc., a computer peripherals company, as the general manager of its Gazelle Business Unit and as vice president of product marketing for Gazelle Graphic Systems. Mr. Ambrose holds a B.S. degree in electrical engineering from Washington State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades on the Nasdaq National Market under the symbol “LINK.” The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the quarters indicated. These prices do not include retail markups, markdowns or commissions. The prices reflect a three-for-two stock split effected as a stock dividend on shares of our common stock outstanding on March 20, 2000.

	Low	High

Year ending December 31, 2001
First Quarter	$2.00	$15.68
Second Quarter	2.88	11.37
Third Quarter	2.04	8.35
Fourth Quarter	2.10	4.91
Year ended December 31, 2002
First Quarter	$2.75	$6.20
Second Quarter	4.00	7.06
Third Quarter	2.50	4.55
Fourth Quarter	2.65	4.70
Year ending December 31, 2003
First Quarter (through March 5, 2003)	$2.70	$3.84

          On March 20, 2003, the closing price of the common stock on the Nasdaq National Market was $2.65. As of March 20, 2003 there were approximately 1,500 shareholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink’s outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 20, 2003 there were 9,778,593 shares outstanding.

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

          The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per-share data)
Statement of Operations Data:
Revenues	$22,095	$28,106	$33,870	$25,265	$25,043
Cost of revenues	13,954	17,640	19,453	16,454	17,127

Gross profit	8,141	10,466	14,417	8,811	7,916
Operating expenses:
Product development and research	1,416	2,225	3,222	3,518	3,337
Selling, general and administrative	5,837	5,799	7,612	8,278	7,456

Total operating expenses	7,253	8,024	10,834	11,796	10,793

Operating income (loss)	888	2,442	3,583	(2,985)	(2,877)

Other income (expense):
Minority interest	—	(31)	(25)	(12)	68
Interest income (expense), net	(127)	35	94	174	(132)
Cost of cancelled equity offering	—	—	(769)	—	—
Other	(359)	(86)	(49)	45	(22)

Total other income (expense)	(486)	(82)	(749)	207	(86)

Income (loss) before provision for income tax expense	402	2,360	2,834	(2,778)	(2,963)
Provision for income tax expense (benefit)	—	252	(274)	(764)	1,301

Net income (loss)	$402	$2,108	$3,108	$(2,014)	$(4,264)

Earnings (loss) per share—basic(1)	$0.05	$0.26	$0.35	$(0.21)	$(0.44)
Earnings (loss) per share—diluted(1)	$0.05	$0.21	$0.28	$(0.21)	$(0.44)
Weighted Average Shares - basic(1)	7,818	8,016	8,892	9,645	9,766
Weighted Average Shares - diluted(1)	7,818	10,014	11,130	9,645	9,766

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Working capital	$14,139	$17,644	$22,528	$19,333	16,247
Total assets	19,577	24,707	31,774	26,641	21,766
Short term debt	630	518	2,079	1,923	933
Long term debt	1,423	1,424	2,598	1,855	1,401
Stockholders’ equity	14,665	18,247	22,433	20,305	16,133

(1) As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B.  SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return.  Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

Provision for Income Tax.  We first achieved profitable operations in 1995.  Because of net operating loss  (NOL) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999.  In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In fourth quarter, 2002, we recorded a valuation allowance against the deferred tax asset balance as it appears more likely than not that we would be unable to realize it in future periods.

Foreign Exchange Exposure.  We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 40% and 30% of our 2001 and 2002 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands):

	2000	2001	2002

Effect of foreign currency fluctuation on revenues	$(887)	$(770)	$534
Hedging gains	601	750	284

Net revenue impact	$(286)	$(20)	$818

Historical Factors Affecting Financial Performance

          We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. Our stock was first listed on the Nasdaq National Market in June, 1993.

          From the inception of the Company, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for electronic, musical, medical, industrial and other applications, which we now refer to as the specialty components market. This business segment is characterized by customers who have long design cycles and, once a technology is designed, retain that technology for a relatively long period of time. We expect this segment to experience only limited growth  due to the limited resources we can allocate to it.

          In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device.  The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market. This business segment has been a greatest growth driver over the last five years and, in 2002, constituted 64% of our overall sales. Within the OEM element of this segment, we have key customers both in the US and in Japan and thus we have been affected by the performance of each of these economies. Despite our dominant OEM market share, no one customer constitutes 10% or more of our consolidated 2002 sales. Beginning in 2001, we began a renewed effort to expand our branded products product line and our branded products distribution channel.

          In 1999, we introduced the electronic signature capture product, ePad, for our e-transactions market. Since then, we introduced ePad-Point of Sale and ePad-Ink. To date, much of the success in this segment has occurred with large corporate accounts in financial services, insurance and medical industries. Typically these accounts buy 3,000 to 5,000 units and purchase them all at the initial deployment; consequently revenues in this segment have been relatively variable from quarter to quarter.

          In 2000, we first demonstrated IntuiTouch technology for the home entertainment market.  Due to the general economic decline, the home entertainment market suffered a downturn beginning in 2001. In mid-2001, we scaled back our efforts related to interactive television. In 2001 and 2002, the Microsoft Xbox program constituted a high percentage of our home entertainment revenues.

          Prior to 1999, operations was a net user of cash that we funded through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million. In 2000, 2001 and 2002, operations was essentially cash flow break-even to marginally positive.

          In response to the economic slowdown in mid-2001, we restructured our operations and increased our inventory and bad debt reserves by $2 million and $300,000 respectively.  In 2002, we wrote-off $2.3 million in obsolete and excess inventories related to our Japanese subsidiary.

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

Fiscal Year Ended December 31, 2002 Compared with Fiscal Year Ended December 31, 2001

Business Segment Overview – Fiscal 2002 Compared to Fiscal 2001

          Fiscal 2002 and 2001 revenue and gross profit by market segment are shown in the following table:

	2001		2002

Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales

Business Communications:
-Revenue	$16,253	64%	$16,002	64%
-Gross Profit	4,961		3,597
-Gross Profit % of Segment Revenue	31%		22%
Home Entertainment:
-Revenue	$1,964	8%	$2,478	10%
-Gross Profit	982		1,080
-Gross Profit % of Segment Revenue	50%		44%
E-Transactions:
-Revenue	$963	4%	$1,731	7%
-Gross Profit	482		866
-Gross Profit % of Segment Revenue	50%		50%
Specialty Components:
-Revenue	$6,085	24%	$4,832	19%
-Gross Profit	2,386		2,373
-Gross Profit % of Segment Revenue	39%		49%
All Segments:
-Revenue	$25,265	100%	$25,043	100%
-Gross Profit	8,811		7,916
-Gross Profit % of Segment Revenue	35%		32%

Business Communications

          Our principal source of revenue continues to be our business communications market.  Sales in this segment recorded a net decline of 2% in fiscal 2002 as compared to fiscal 2001. However, the quarterly sales decline due to overall economic conditions that began in first quarter 2001, reversed direction in first quarter 2002 and recorded a sequential quarterly improvement throughout 2002. This improvement was led by increased revenue in our U.S.-based OEM business, which increased 43% over 2001 due the addition of new customers.  Our Japan-based OEM business declined 28% compared to 2001 due to lower unit sales with existing customers.  Our OEM business comprised 65% of total business communications revenues in 2002 as compared to 74% 2001. Our branded business also improved 37% over 2001 with the expansion of our branded product line and increased number of distribution and reseller customers.

          Fiscal 2002 gross profit margins for the business communications segment declined as compared to fiscal 2001 due to the $2.3 million write-off of obsolete inventories in fourth quarter 2002 related to our Japanese subsidiary partially offset by the improving product mix of branded products.

Home Entertainment

          Revenues in the home entertainment segment for fiscal 2002 increased by 26% over fiscal 2001 due to the success of the Microsoft Xbox program. The Xbox program accounted for 92% and 75% of total home entertainment revenues in 2002 and 2001, respectively.

          Home entertainment gross profit margin percentage declined in 2002 as compared to 2001 due to the shift of the product mix to higher volume-lower profit margin programs (e.g. the Xbox program) and away from lower volume-higher profit margin programs.

E-Transactions

          E-transactions segment revenues increased 80% in 2002 as compared to 2001 due to an increase in the number of larger volume customers and a slight improvement in the general economic climate for corporate capital expenditures for information technology products.  Also, in late 2002, we introduced an addition to the ePad product line, ePad-Ink.

          Gross profit margins for e-transactions for 2002 remained consistent with 2001.

Specialty Components

          Specialty components revenues declined in 2002 as compared to 2001 due to the termination in third quarter 2001 of the licensing agreement with IEE. 2001 revenues associated with the IEE program totaled $1.5 million. No further payments are due under this agreement.

          Gross profit margins as a percentage of sales for the specialty components segment improved in 2002 over 2001 due to the allocation to this segment of a portion of the $2 million write-off of obsolete inventory recorded in second quarter, 2001.

Results of Operations – Fiscal 2002 Compared to Fiscal 2001

          The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Year Ended December 31,

	2001	2002

Revenues	100%	100%

Gross profit	35	32
Operating expenses:
Product development and research	14	13
Selling, general and administrative	33	30

Total operating expenses	47	43

Operating loss	(12)	(11)
Other income (expense)	1	(1)
Income tax expense (benefit)	(3)	5

Net loss	(8)%	(17)%

          Consolidated revenues decreased 1% from $25.3 million in 2001 to $25.0 million in 2002 due to the reasons described in the business segment analysis above.

          Gross profit as a percentage of sales declined to 32% in 2002 from 35% in 2001 due to the reasons described in the business segment analysis above.

          Product development and research expense decreased 5% from $3.5 million in 2001 to $3.3 million, in 2002. This decrease is a result of a 20% reduction in the usage of outside development firms and a 5% lower headcount as part of the cost reduction plan initiated in mid-2001.

          Selling, general and administrative expense decreased 10% from $8.3 million in 2001 to $7.5 million in 2002. This decrease is a result of the cost reduction programs initiated in mid-2001 and maintained throughout 2002. The key factors of the cost reduction plan were a 5% reduction in personnel across all departments, a hiring and salary freeze and a reduction in outside marketing costs.

          Other income in 2001 reversed to a net expense in 2002 due to the lower interest rates achievable on cash investments. In 2001, we recorded an additional deferred tax asset of $701,000 related to our federal net operating loss carryforwards.  Due to a lack of quarterly profitability, we suspended further additions to the deferred tax asset in the fourth quarter of 2001 and in the fourth quarter of 2002 we recorded a valuation allowance against the remaining balance ($1.3 million) by recording a tax expense.

          Net loss increased from a loss of $2.0 million in 2001 to a loss of $4.3 in 2002 due to the reasons above.

Fiscal Year Ended December 31, 2001 Compared with Fiscal Year Ended December 31, 2000

Business Segment Overview – Fiscal 2001 Compared to Fiscal 2000

          Fiscal 2001 and 2000 revenue and gross profit by market segment are shown in the following table:

	2000		2001

Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales

Business Communications:
-Revenue	$20,540	61%	$16,253	64%
-Gross Profit	6,171		4,961
-Gross Profit % of Segment Revenue	30%		31%
Home Entertainment:
-Revenue	$2,866	8%	$1,964	8%
-Gross Profit	1,433		982
-Gross Profit % of Segment Revenue	50%		50%
E-Transactions:
-Revenue	$891	3%	$963	4%
-Gross Profit	445		482
-Gross Profit % of Segment Revenue	50%		50%
Specialty Components:
-Revenue	$9,573	28%	$6,085	24%
-Gross Profit	6,368		2,386
-Gross Profit % of Segment Revenue	67%		39%
All Segments:
-Revenue	$33,870	100%	$25,265	100%
-Gross Profit	14,417		8,811
-Gross Profit % of Segment Revenue	43%		35%

Business Communications

          Sales in the business communications segment recorded a decline of 21% in fiscal 2001 as compared to fiscal 2000. The decline is due to the general overall decline in worldwide economies, but specifically as it impacts corporate spending on technology in the US as well as in Japan.

          Fiscal 2001 gross profit margins for the business communications segment showed a net improvement as compared to fiscal 2000 due to the improving product mix of branded products partially offset by the impact of the $2.0 million inventory reserve adjustment recorded in the second quarter of 2001.

Home Entertainment

          Revenues in the home entertainment segment for fiscal 2001 decreased by 31% over fiscal 2000 due to the slowdown in the interactive television market.

          Home entertainment gross profit margin percentage for 2001 remained consistent with 2000.

E-Transactions

          E-transactions segment revenues increased 8% in 2001 as compared to 2000 due to sales success with a greater number of larger accounts as compared to 2000.

          Gross profit margins for e-transactions for 2001 remained consistent with 2000.

Specialty Components

          Specialty components revenues declined 36% in 2001 as compared to 2000 due to lower licensing revenues for the IEE royalty agreement  ($1.5 million in 2001 as compared to $2.5 million in 2000) coupled with lower sales of notebook computer touchpads.

          Gross profit margins for the specialty components segment declined in 2001 as compared to 2000 due to the allocation to this segment of a portion of the $2 million write-off of obsolete inventory recorded in the second quarter of 2001.

Results of Operations – Fiscal 2001 Compared to Fiscal 2000

          The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Year Ended December 31,

	2000	2001

Revenues	100%	100%

Gross profit	42	35
Operating expenses:
Product development and research	10	14
Selling, general and administrative	22	33

Total operating expenses	32	47

Operating income (loss)	10	(12)
Other income (expense)	(2)	1
Income tax expense (benefit)	(1)	(3)

Net income (loss)	9%	(8)%

          Consolidated revenues decreased 25% from $33.9 million in 2000 to $25.3 million in 2001 due to the reasons described above.

          Gross profit as a percentage of sales declined to 35% in 2001 from 42% in 2000 due to the reasons described above.

          Product development and research expense increased 9% from $3.2 million in 2000 to

$3.5 million in 2001. This increase is a result of our product development investment in both the home entertainment and e-transaction segments.

          Selling, general and administrative (SG&A) expense increased 9% from $7.6 million in 2000 to $8.3 million in 2001. The higher dollar amount in 2001 reflects a full year expense for employees hired in 2000 for the e-transactions and home entertainment segments, coupled with the $300,000 increase to bad debt reserves in the third quarter of 2001.

          The downturn in sales coupled with the inventory and bad debt adjustments yielded a 2001 operating loss of $3.0 million as compared to an operating income of $3.6 million in 2000.

          In 2001, we recorded an additional deferred tax asset of $701,000 related to our federal net operating loss carryforwards.  Due to a lack of quarterly profitability, we suspended further additions to the deferred tax asset in the fourth quarter of 2001.

          Net income decreased from $3.1 million in 2000 to a net loss of $2.0 million in 2001, primarily for the reasons described above.

Quarterly Results of Operations

          The following table presents unaudited consolidated statement of operations data for each of the eight quarters ended December 31, 2002, as well as such data expressed as a percentage of revenue. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with the consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended (unaudited)

	(in thousands)

	March 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001	March 31, 2002	June 30, 2002	Sept 30, 2002	DEC 31, 2002

Revenues	$7,389	$6,539	$6,036	$5,301	$5,409	$6,027	$6,629	$6,978
Cost of revenues	4,117	5,685	3,572	3,080	3,142	3,553	3,928	6,504

Gross profit	3,272	854	2,464	2,221	2,267	2,474	2,701	474
Operating expenses:
Product development and research	844	1,001	839	834	865	868	748	856
Selling, general
and administrative	1,999	2,183	2,218	1,878	1,841	1,889	1,923	1,803

Total operating expenses	2,843	3,184	3,057	2,712	2,706	2,757	2,671	2,659

Operating income (loss)	429	(2,330)	(593)	(491)	(439)	(283)	30	(2,185)
Other income (expense)	110	57	16	24	40	(50)	10	(86)

Income (loss) before income tax	539	(2,273)	(577)	(467)	(399)	(333)	40	(2,271)
Income tax expense (benefit)	(194)	(455)	(115)	—	—	—	—	1,301

Net income (loss)	$733	$(1,818)	$(462)	$(467)	$(399)	$(333)	$40	$(3,572)

	March 31, 2001	June 30, 2001	Sept 30, 2001	DEC 31, 2001	March 31, 2002	June 30, 2002	Sept 30, 2002	DEC 31, 2002

Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	55.7	86.9	59.2	58.1	58	59	59	93

Gross profit	44.3	13.1	40.8	41.9	42	41	41	7
Operating expenses:
Product development & research	11.4	15.3	13.9	15.7	16	14	11	12
Selling, general and administrative	27.1	33.4	36.7	35.4	34	31	29	26

Total operating expenses	38.5	48.7	50.6	51.1	50	46	40	38

Operating income (loss)	5.8	(35.6)	(9.8)	(9.2)	(8)	(5)	0	(31)
Other income (expense)	1.5	.8	.2	.4	1	(1)	0	(1)

Income (loss) before income tax	7.3	(34.8)	(9.6)	(8.8)	(7)	(6)	1	(32)
Income tax expense (benefit)	(2.6)	(7.0)	(1.9)	—	—	—	—	19

Net income (loss)	9.9%	(27.8)%	(7.7)%	(8.8)%	(7)%	(6)%	1%	(51)%

          Consolidated revenue improved consistently quarter-to-quarter throughout the 2002 year due to new OEM customers and new branded products in the business communications segment. The revenue success, along with cost containment measures, resulted in quarterly operating profit in the third quarter of 2002.  Cost of revenues increased significantly in the fourth quarter of 2002 due to the obsolete inventory write-off of $2.3 million associated with our Japanese subsidiary that was recorded at the time.

Liquidity and Capital Resources

          Working capital at December 31, 2002 was $16.2 million versus $19.3 million at the end of 2001. The decrease is a result primarily of the operating loss for the year.

          Operations generated a positive cash flow of $451,000 in 2002 as compared to a positive cash flow of $245,000 in 2001. The improvement is due primarily to improved accounts receivable collections coupled with the favorable timing of payments of accounts payable and accrued liabilities.

          We spent $504,000 in 2002 and $413,000 in 2001 to purchase additional manufacturing equipment and computer equipment related to our internal computer network. We expect to spend a similar amount for capital expenditures in 2003.

          Primarily from Japanese banks, we received proceeds from unsecured long-term bank loans of $1.2 million and $188,000 in 2001 and 2002, respectively.  We made payments on long-term debt of $2.0 million and $1.5 million in 2001 and 2002, respectively.  Net proceeds for the exercise of stock options were $1.0 million and $45,000 in 2001 and 2002, respectively.

          We believe we can fund operations for at least the next 12 months from our current cash and cash equivalent balances ($7.9 million). We renegotiated our U.S. bank lines of credit to eliminate the financial covenants; however, the agreements governing the lines of credit now require any future borrowings to be secured by cash and investments held at the bank.  To date, we have not borrowed under these facilities. Negotiated lines of credit in Japan and the exercise of employee stock options are also potential sources of capital available to us. We require liquidity to fund capital expenditures and for working capital and other general corporate purposes.

Table of Contractual Obligations (000’s)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$2,468	$865	$1,193	$410	$—
Operating lease obligations	457	368	80	9	—

Total	$2,925	$1,233	$1,272	$420	$—

Disclosure Regarding Forward-Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the heading “Forward-looking Statements”, “Historical Factors Affecting Financial Performance”, “Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001” and “Fiscal Year Ended December 31, 2001 Compared to Fiscal Year

Ended December 31, 2000”. Forward-Looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

          Recent Accounting Pronouncements— In June 2001, the Financial Accounting Standards Board (FASB) issued two statements: Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which provided guidance on the accounting for business combinations, require all future business combinations to be accounted for using the purchase method, discontinue amortization of goodwill and certain intangible assets, define when and how intangible assets are amortized, and require an annual impairment test for goodwill.  The adoption of these statements in 2002 did not have a material impact on our financial position or results of operations.

          On August 16, 2001, the FASB issued No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company’s results from operations.

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. specific to discontinued operations. SFAS No. 144 classifies long lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on its financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Interlink does not believe that any such changes have taken place.

          In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company will adopt this statement in 2003. The Company does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Interlink will adopt this statement in 2003 and does not expect that its adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

          In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently reviewing the provisions of FIN 45, but does not expect that the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an amendment of FASB No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements shall be effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. Interlink adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration.  Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. During 2002, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At December 31, 2002, the Company had foreign currency exchange contracts outstanding with a notional value of $1.7 million. During fiscal 2002, we recognized $284,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations.

          Based on the Company’s overall exposure for foreign currency at December 31, 2002, a hypothetical 10% change in foreign currency rates would have no material impact on earnings or cash flows, over a one-year period.

          Interest Rate Exposure – Based on our overall interest rate exposure at December 31, 2002, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2002, would have no material impact on earnings or cash flows, over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          The information required by this item is included at pages F-1 to F-19 and as listed in Item 15 of Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On June 24, 2002, the Board of Directors, with the approval of its Audit Committee, approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP’s reports on our financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, June 24, 2002, there have not been any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

          On July 23, 2002, the Board of Directors, with the approval of its Audit Committee, engaged the firm of KPMG LLP to be our independent public accountants. We did not consult KPMG LLP at any time prior to July 23, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

          We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal years ended December 31, 2001 and December 31, 2000 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance under Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP’s consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to our directors will be included in our definitive proxy statement for our 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) and is incorporated herein by reference.  Information with respect to our executive officers is included under Item 4(A) of Part I of this Report.  Information with respect to compliance with Section 16(a) of the Securities Exchange Act of

1934 will be included in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

          Information with respect to executive compensation will be included in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information with respect to security ownership of certain beneficial owners and management will be included in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information with respect to certain relationships and related transactions with management and affiliates will be included in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	1.	Financial Statements

2.	Exhibits

The exhibits listed below are filed as part of this report.

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1

1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant’s Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-60380) (the “Form S-1 Registration Statement”)).

10.2	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	Description of Registrant’s Management Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.4	Lease Agreement, dated August 15, 1998 (incorporated by reference to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 1998).
10.5	License Agreement between the Registrant and Toshiba Silicone Co., Ltd. dated March 10, 1989 (incorporated by reference to Exhibit 10.14 of the Form S-1 Registration Statement).
10.6

Restructuring Agreement, entered into and effective as of September 7, 1994, by and between InvestAR S.a.r.l., Interlink Electronics Europe, S.a.r.l., and IEE Finance, S.a.r.l. (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7

Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe S.a.r.l., Amended and Restated as of September 7, 1994 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.14

Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP
24.1	Power of Attorney (see signature)
99.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 28, 2003.

INTERLINK ELECTRONICS, INC.
By:
E. MICHAEL THOBEN, III

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 28, 2003 on behalf of the Registrant and in the capacities indicated:

Signatures	Title

E. MICHAEL THOBEN, III	President, Chief Executive Officer and
Chairman of the Board of Directors
E. Michael Thoben, III	(Principal Executive Officer)

PAUL D. MEYER	Chief Financial Officer and Secretary
(Principal Financial Officer and
Paul D. Meyer	Principal Accounting Officer)

GEORGE GU	Director

George Gu

EUGENE F. HOVANEC	Director

Eugene F. Hovanec

MERRITT M. LUTZ	Director

Merritt M. Lutz

JOHN A. BUCKETT, II	Director

John A. Buckett, II

Certifications

I, E. Michael Thoben, III, certify that:

1. I have reviewed this annual report on Form 10-K of Interlink Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ E. MICHAEL THOBEN, III

E. Michael Thoben, III, Chief Executive Officer

I, Paul D. Meyer, certify that:

1. I have reviewed this annual report on Form 10-K of Interlink Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ PAUL D. MEYER

Paul D. Meyer, Chief Financial Officer

INTERLINK ELECTRONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants’

The Board of Directors and Stockholders of Interlink Electronics, Inc.:

We have audited the accompanying consolidated financial statements of Interlink Electronics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The 2001 and 2000 consolidated financial statements of Interlink Electronics, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

February 4, 2003

Report of Independent Public Accountants

To Interlink Electronics, Inc.:

          We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Los Angeles, California
February 13, 2002

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	December 31,

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$6,868	$7,906
Marketable securities	2,457	—
Accounts receivable, less allowance for doubtful accounts of $914 and $497 in 2001 and 2002, respectively	5,493	5,308
Inventories	8,502	7,006
Prepaid expenses and other current assets	426	259

Total current assets	23,746	20,479

Property and equipment, net	1,393	1,211
Deferred tax asset	1,301	—
Patents and trademarks, less accumulated amortization of $981 and $1,100 in 2001 and 2002, respectively	114	9
Other assets	87	67

Total Assets	$26,641	$21,766

Liabilities And Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,923	$933
Accounts payable	1,679	2,201
Accrued payroll and related expenses	609	922
Other accrued expenses	202	176

Total current liabilities	4,413	4,232

Minority interest	68	—
Long-term debt, net of current portion	1,855	1,401
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock $0.00001 par value (50,000 shares authorized, 9,759 and 9,778 issued and outstanding at December 31, 2001 and 2002, respectively)	29,029	29,074
Due from stockholders	(838)	(797)
Accumulated other comprehensive income (loss)	(843)	(837)
Accumulated deficit	(7,043)	(11,307)

Total stockholders’ equity	20,305	16,133

Total Liabilities and Stockholders’ Equity	$26,641	$21,766

The accompanying notes are an integral part of these consolidated balance sheets.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended December 31,

	2000	2001	2002

Revenues	$33,870	$25,265	$25,043
Cost of revenues	19,453	16,454	17,127

Gross profit	14,417	8,811	7,916
Operating expenses:
Product development and research	3,222	3,518	3,337
Selling, general and administrative	7,612	8,278	7,456

Total operating expenses	10,834	11,796	10,793

Operating income (loss)	3,583	(2,985)	(2,877)

Other income (expense):
Minority interest	(25)	(12)	68
Interest income (expense), net	94	174	(132)
Cost of cancelled equity offering	(769)	—	—
Other income (expense)	(49)	45	(22)

Total other income (expense)	(749)	207	(86)

Income (loss) before provision for income tax expense	2,834	(2,778)	(2,963)
Provision for income tax expense (benefit)	(274)	(764)	1,301

Net income (loss)	$3,108	$(2,014)	$(4,264)

Earnings (loss) per share—basic	$0.35	$(0.21)	$(0.44)
Earnings (loss) per share—diluted	$0.28	$(0.21)	$(0.44)
Weighted average shares—basic	8,892	9,645	9,766
Weighted average shares—diluted	11,130	9,645	9,766

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)

	Common Stock		Due From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity

	Shares	Amount

Balance, December 31, 1999	8,553	$26,197	—	$187	$(8,137)	$18,247
Comprehensive income:
Net income					3,108	3,108
Foreign currency translation adjustment				(355)		(355)

Comprehensive income						2,753
Exercise of options	696	1,433				1,433

Balance, December 31, 2000	9,249	27,630	—	(168)	(5,029)	22,433

Comprehensive income (loss):
Net loss					(2,014)	(2,014)
Foreign currency translation adjustment				(675)		(675)

Comprehensive income (loss)						(2,689)
Amounts due under rule 16(b)		369	(369)			—
Loans from stockholders			(469)			(469)
Exercise of employee stock options	510	1,030				1,030

Balance, December 31, 2001	9,759	29,029	(838)	(843)	(7,043)	20,305

Comprehensive income:
Net loss					(4,264)	(4,264)
Foreign currency translation adjustment				6		6

Comprehensive income (loss)						(4,258)
Loan payments from stockholders			41			41
Exercise of options	19	45				45

Balance, December 31, 2002	9,778	$29,074	$(797)	$(837)	$(11,307)	$16,133

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$3,108	$(2,014)	$(4,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) bad debts	133	320	(76)
Depreciation and amortization	688	773	805
Minority interest	25	12	(68)
Deferred tax asset	(600)	(701)	1,301
Changes in operating assets and liabilities:
Accounts receivable	(1,764)	2,800	261
Inventories	(1,507)	933	1,496
Prepaid expenses and other current assets	(488)	235	167
Other assets	125	5	20
Accounts payable	264	(1,626)	522
Accrued payroll and other accrued expenses	(69)	(492)	287

Net cash provided by (used in) operating activities	(85)	245	451

Cash flows from investing activities:
Sale (purchase) of marketable securities	—	(2,457)	2,457
Purchases of property and equipment	(640)	(413)	(504)
Costs of patents and trademarks	(74)	—	(14)

Net cash provided by (used in) investing activities	(714)	(2,870)	1,939

Cash flows from financing activities:
Borrowings on long term debt	3,967	1,194	188
Principal payments on long term debt	(1,049)	(1,981)	(1,537)
Principal payments on capital lease obligations	(183)	(112)	(95)
Payments from (loans to) stockholders	—	(469)	41
Proceeds from exercise of options	1,433	1,030	45

Net cash provided by (used in) financing activities	4,168	(338)	(1,358)

Effect of exchange rate changes on cash and cash equivalents	(355)	(675)	6

Increase (decrease) in cash and cash equivalents	3,014	(3,638)	1,038
Cash and cash equivalents:
Beginning of year	7,492	10,506	6,868

End of year	$10,506	$6,868	$7,906

Supplemental disclosure of cash flow information:
Interest paid	$128	$120	$243
Income taxes paid	—	33	1
Non-cash transactions:
Capital contribution through issuance of notes	—	$369	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

1. Description of Business and Summary of Significant Accounting Policies

          Interlink Electronics, Inc. and its subsidiaries (the “Company”, “We”, “Our”) is engaged in the development of intuitive interface technologies and solutions for a variety of business and home applications. Our products enable a user to control and communicate with various products such as computers, digital projection systems, digital televisions and other electronic products, by providing an intuitive device on which the user can remotely input a variety of commands. Our products incorporate patented sensor and wireless communication technologies and proprietary applications and ergonomic designs. Products include interactive remote controls, pen input pads, wireless keyboards and integrated mouse pointing devices. Force Sensing Resistors are a key component of the Company’s products. We categorize our business in four segments: business communications (remote controls and other business communication products); home entertainment (sensors for the Microsoft Xbox program and remote controls for home entertainment devices); e-transactions (electronic signature capture products); and specialty components (various custom and industrial components).

Critical Accounting Policies

          Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

          Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B.  SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) Input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return.  Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

          Provision for Income Tax.  We first achieved profitable operations in 1995.  Because of net operating loss  (NOL) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999.  In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In fourth quarter, 2002, we recorded a valuation allowance against the deferred tax asset balance as it appears more likely than not that we would be unable to realize it in future periods.

          Foreign Exchange Exposure.  We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 40% and 30% of our 2001 and 2002 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands):

	2000	2001	2002

Effect of foreign currency fluctuation on revenues	$(887)	$(770)	$534
Hedging gains	601	750	284

Net revenue impact	$(286)	$(20)	$818

          Consolidation Policy — The consolidated financial statements include the accounts of the Company, its 80 percent owned Japanese subsidiary, and its 100 percent owned Hong Kong subsidiary. All material intercompany accounts and transactions have been eliminated.

          Shipping and Handling — The Company accounts for shipping and handling costs in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires fees billed to customers to be included in revenue.  During 2000, 2001 and 2002 related shipping and handling expenses of $112,000, $124,000 and $166,000,  respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

          Recent Accounting Pronouncements— In June 2001, the Financial Accounting Standards Board (FASB) issued two statements: Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which provided guidance on the accounting for business combinations, require all future business combinations to be accounted for using the purchase method, discontinue amortization of goodwill and certain intangible assets, define when and how intangible assets are amortized, and require an annual impairment test for goodwill.  The adoption of these statements in 2002 did not have a material impact on our financial position or results of operations.

          On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company’s results from operations.

          The Company accounts for long-lived assets in accordance with the provisions of  SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supercedes SFAS No. 121 and certain sections of APB Opinion No. 30. specific to discontinued operations. SFAS No. 144 classifies long lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale. This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The Company has adopted this statement, which has not had a material impact on its financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Interlink does not believe that any such changes have taken place.

          In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company will adopt this statement in 2003. The Company does not expect the adoption of this standard to have a material impact on its financial position or its results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Interlink will adopt this statement in 2003 and does not expect that its adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

          In November 2002, the issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently reviewing the provisions of FIN 45, but does not expect that the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an amendment of FASB No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements shall be effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. Interlink adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002.

          Foreign Currency Translation/Transactions—The accounts of the Company’s Japanese subsidiary has been translated according to the provisions of SFAS No. 52, “Foreign Currency Translation.” The books and records of the Hong Kong subsidiary are maintained in the U.S. dollar. Management has determined that the functional currency of its Japan subsidiary is the Japanese yen and is the U.S. dollar for the Hong Kong subsidiary. Translation gains or losses for the Japanese subsidiary are reflected as other comprehensive income in the consolidated statement of stockholders’ equity. The Japanese subsidiary’s balance sheets are translated into U.S. dollars using the period-end exchange rate except for stockholders’ equity accounts, which are translated at rates in effect when these balances were originally recorded. Revenues and expenses are translated at average rates during the year. Any gain or loss resulting from foreign currency transactions are reflected in the consolidated statements of operations for the period in which they occur.

          Cash Equivalents and Marketable Securities—The Company invests excess cash in highly liquid commercial paper.  Investments of original maturities less than 90 days are classified as cash equivalents; those in excess of 90 days are classified as marketable securities.  Maturities typically do not exceed six months.  The Company’s marketable securities are comprised of public corporate debt and are classified as held to maturity and are recorded at cost which approximates market.  At December 31, 2001, the Company had $6.9 million in cash and cash equivalents and $2.5 million in marketable securities. Due to equity market conditions, the Company chose to maintain all cash investments at December 31, 2002 ($7.9 million) in cash and cash equivalents. At December 31, 2002, the Company had $7.8 million at financial institutions in excess of federally insured limits.

          Financial Instruments—The carrying amounts of the Company’s short-term trade receivables and payables, line of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2001 and 2002, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principle objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2002, the Company had foreign currency contracts outstanding with a notional value of $1.7 million. During fiscal 2001 and 2002, the Company recognized $750,000 and $284,000 of gains, respectively, on foreign exchange contracts which are included in business communication revenue in the accompanying consolidated statements of operations.

          Inventories—Inventories are stated at the lower of cost or market and includes material, labor, and factory overhead. Cost is determined using the average cost method.

          Property and Equipment—Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed quarterly and/or when factors indicating an impairment are present.  The Company recognizes impairment losses when the expected future cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated recoverable value.

          Patents and Trademarks—The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 2000, 2001 and 2002 was $121,000, $121,000 and $120,000, respectively.

          Income Taxes — The Company accounts for taxes under SFAS No. 109, “Accounting for Income Taxes”. Under this statement, deferred tax assets and liabilities represent the tax effects, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

          Accounts Receivable—Increases to the allowance for doubtful accounts totaled $133,000, $320,000 and a decrease to the allowance of $76,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Write-offs against the allowance for doubtful accounts totaled $31,000, $128,000 and $341,000 for the years ended December 31, 2000, 2001 and 2002, respectively.  Additional provision was recorded in 2001, due to changes in certain customers’ ability to pay arising after the original sales had been made.

          Research and Development — Research and development costs are expensed as incurred.

          Stock-Based Compensation— Interlink has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, Interlink has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

          Interlink accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB No. 25,” and Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services,” whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No.148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Interlink adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002.

          Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Reclassifications—Certain prior year balances have been reclassified to conform to the current year presentation.

2. Inventories

          Inventories consisted of the following (in thousands):

	December 31,

	2001	2002

Raw material	$3,218	$3,661
Work in process	351	809
Finished goods	4,933	2,536

Total inventories	$8,502	$7,006

          The Company’s regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels.  As a result of the analysis based on second quarter, 2001 sales forecasts, the Company recorded a $2 million charge for excess and obsolete inventories, which was included in the cost of revenues for that period.  Based on the Company’s reserve analysis for fourth quarter, 2002 for its Japanese subsidiary, a $2.3 million charge for excess and obsolete inventories was recorded in that period

3. Property and Equipment

          Property and equipment consisted of the following (in thousands):

	December 31,

	2001	2002

Furniture, machinery and equipment	$5,267	$5,751
Leasehold improvements	448	468

	5,715	6,219
Less accumulated depreciation and amortization	(4,322)	(5,008)

Property and equipment, net	$1,393	$1,211

          Depreciation and amortization expense charged to operations amounted to $567,000, $652,000 and $686,000 for the years ended 2000, 2001, and 2002, respectively. Included in property and equipment are assets financed under capital leases with a net book value of $172,000 and $0 at December 31, 2001 and 2002, respectively.

4. Due From Stockholders

          During 2001, the Company loaned certain directors, officers and members of senior management a combined total of $469,000 for open market purchases of Company Common Stock.  The loans have an interest rate of 5%, and are secured by the stock purchased.  In April 2001, certain officers were required to remit to the Company $369,000 as required under section 16(b) of the Securities and Exchange Act of 1934 and in settlement of that obligation, the Company accepted promissory notes that accrue interest at 5% per year and are due and payable in three equal annual installments.  In June 2002, the Board of Directors approved the extension of both the stock purchase loans and the officer loans to require the first payment to be due in 2006.  These are included in stockholders’ equity in the accompanying balance sheet.

5. Lines of Credit

          In June 2002 the Company renewed its  $5 million domestic revolving line of credit with Wells Fargo Bank, which remained unused at December 31, 2002. All previously required financial covenants were eliminated with the new agreement. Any future borrowings will be secured by cash and investments held at the bank.  This agreement will expire on June 1, 2004.

          The Company also has a $500,000 non-revolving commitment from Wells Fargo Bank (unused at December 31, 2002) to be used to finance the Company’s purchases of equipment.  This line carries a fluctuating interest rate per annum equal to the prime rate in effect from time to time (4.25% at December 31, 2002) or at a fixed rate per annum determined by Wells Fargo to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. The line matures on July 1, 2003.  At which time, any outstanding balance will be converted to a 48 month note.

6. Long-Term Debt

          Bank Loans—The Company’s Japanese subsidiary, Interlink Electronics, KK, maintains unsecured loans with four banks. The loans have interest rates ranging from 1.875% to 3.4% and are payable in Japanese yen in monthly installments through the year 2007. The combined balance outstanding as of December 31, 2001 and 2002 was $3.4 million and $2.0 million, respectively.

          In June 2002, we converted our previous equipment purchase line of credit with an outstanding balance of $347,000 to a long term note.  The revised loan is payable in equal installments for 48 months at an interest rate of LIBOR plus 2.25%.  The balance of this note at December 31, 2002 was $310,000.

          At December 31, 2002, scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows (in thousands):

Debt

2003	$865
2004	652
2005	541
2006	255
2007	155

2,468
Less amount representing interest	(134)

Present value of minimum payments	2,334

Less current portion	(933)

Long term portion	$1,401

          During 2000, 2001 and 2002, the Company incurred $106,000, $110,000 and $243,000, respectively, in interest expense.

7. Stockholders’ Equity

          Preferred Stock—The Company is authorized to issue up to 100,000 shares of Preferred Stock. As of December 31, 2001 and 2002, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

          Common Stock—The Company is authorized to issue 50,000,000 shares of Common Stock.  On March 20, 2000, the Company effected a three-for-two stock split by means of a stock dividend to its stockholders. All share information in these financial statements give retroactive effect to the stock split.

          In the second quarter of 2001, certain officers were required to remit to the Company $369,000 under section 16(b) of Securities and Exchange Act of 1934.  These amounts were recorded to stockholders’ equity on the accompanying balance sheet.

8. Stock Options

          Under the terms of the Company’s Option Plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and expire in five years. At December 31, 2002 there were 1,210,000 options available for grant.

          Information concerning stock options under the plans is summarized as follows (in thousands, except per share information):

	2000		2001		2002

	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

Outstanding beginning of year	2,881	$2.19	2,994	$8.81	4,312	$7.10
Granted	960	24.50	2,210	4.98	99	3.33
Exercised	(696)	2.06	(510)	2.02	(19)	2.37
Forfeited and expired	(151)	14.98	(382)	14.99	(775)	22.60

Outstanding end of year	2,994	$8.81	4,312	$7.10	3,617	$3.72

Exercisable end of year	2,132	$4.52	2,293	$7.09	2,482	$3.42

          The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except per share information):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price

$1.83	1,180	2.0	$1.83	1,180	$1.83
2.40 -3.67	1,021	3.4	2.65	531	2.80
4.30 – 6.88	1,416	3.4	6.05	771	6.29

	3,617	2.9	$3.72	2,482	$3.42

          The weighted average fair value at the date of grant for stock options granted during 2000, 2001 and 2002 was $17.11, $2.17 and $1.87 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2000	2001	2002

Expected life (years)	4	4	4
Interest rate	6.2%	3.9%	1.5%
Volatility	95%	50%	75%
Dividend yield	0%	0%	0%

          The Company applies APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company would have recorded stock-based compensation expense as follows (in thousands except per share information):

	2000	2001	2002

Net income (loss) – as reported	$3,108	$(2,014)	$(4,264)
– pro forma	(2,897)	(8,359)	(9,869)
Basic earnings (loss) per share – as reported	$0.35	$(0.21)	$(0.44)
– pro forma	(0.33)	(0.87)	(1.01)
Diluted earnings (loss) per share – as reported	$0.28	$(0.21)	$(0.44)
– pro forma	(0.26)	(0.87)	(1.01)

9. Earnings Per Share

          For all periods presented, per share information was computed pursuant to provisions of SFAS No. 128 “Earnings Per Share.” The computation of earnings per share—basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share—diluted also includes the effect of common shares contingently issuable from options and warrants (in periods which they have a dilutive effect).

          Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares, using a yearly average market price.

          The following table contains information necessary to calculate earnings per share (in thousands):

	Year Ended December 31,

	2000	2001		2002

Weighted average shares outstanding	8,892	9,645		9,766
Effect of dilutive securities; options and warrants	2,238	—	(1)	—	(1)

Weighted average shares—diluted	11,130	9,645		9,766

(1)

Due to the net loss, the diluted share calculation result was anti-dilutive.  Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 1.1 million shares and 1.5 million shares for 2002 and 2001, respectively, were excluded from the diluted share calculation because they were anti-dilutive.

10. Commitments and Contingencies

          Operating Leases—The Company leases its facilities and certain equipment under operating leases expiring through 2007. Rent payments totaled approximately $470,000, $462,000 and $489,000 for 2000, 2001 and 2002, respectively. Minimum lease commitments at December 31, 2002 are summarized as follows (in thousands):

2003	$368
2004	73
2005	7
2006	7
2007	2

$457

          Legal Matters—From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company’s financial position or results of operations.

11. Income Taxes

          The provision (benefit) for income taxes for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

	2000	2001	2002

Current taxes:
Federal	$48	$—	$—
State	89	—	—
Foreign	189	—	—

Sub Total	326	—	—
Deferred taxes:
Federal	(408)	(580)	1,146
State	(192)	(134)	155
Foreign	—	(50)	—

Sub Total	(600)	(764)	1,301

Provision (benefit) for income taxes	$(274)	$(764)	$1,301

Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

	2000	2001	2002

Income taxes at the statutory federal rate	$964	$(945)	$(1,008)
State income taxes, net of federal income tax effect	170	(167)	(10)
Foreign taxes at rates different than U.S. taxes	14	(50)	(206)
Utilization of net operating losses	(1,422)	—	—
Valuation Allowance	—	160	2,512
Other	—	238	13

Total provision (benefit) for income taxes	$(274)	$(764)	$1,301

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$10,504	$11,788
Credits	269	253
Accruals	124	176
Reserves	1,780	1,458
Other	(630)	(417)

Total deferred tax assets	12,047	13,258
Valuation allowance	(10,746)	(13,258)

Net deferred tax assets	$1,301	$—

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets Accordingly, the company has recorded a valuation allowance against its entire net deferred tax asset during the year ended December 31, 2002

Consolidated U. S. income (loss) before taxes was $(177,000), $(2,131,000), and $(2,602,000)  for the years ended December 31, 2002, 2001, and 2000, respectively. The corresponding income (loss) before taxes for non U. S. based operations was $(2,786,000), $(647,000), and $232,000 for the years ended December 31, 2002, 2001, and 2000, respectively

The Company has not provided withholding and US federal income taxes on undistributed earnings of its foreign subsidiaries because the company intends to reinvest those earnings indefinitely or will be offset by the by approximate credits for foreign taxes paid. It is not practical to determine the US federal Tax liability, if any, that would be payable if such earnings were not invested indefinitely.

As of December 31, 2002, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $28,225,000, $9,557,000, and $3,205,000  respectively, which are available to offset future taxable income in those jurisdictions through 2022.

12. Revenue Information

          Export Sales—The following table shows the breakdown of the Company’s export sales as a percentage of consolidated revenues.

	Year Ended December 31,

	2000	2001	2002

Japan	49%	40%	30%
Asia (other than Japan)	8%	10%	21%
Europe and other	15%	14%	8%

          Major Customers— In 2000, 2001 and 2002, no single customer exceeded 10% of total revenues.  One customer accounted for 14% of the accounts receivable at December 31, 2001 and 10% at December 31, 2002.

13. Segment Information

          The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) E-Transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the years ended December 31, 2000, 2001 and 2002 is as follows (in thousands):

	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total

2000
Revenue	$20,540	$2,866	$891	$9,573	$33,870
Gross profit	6,171	1,433	445	6,368	14,417
2001
Revenue	$16,253	$1,964	$963	$6,085	$25,265
Gross profit	4,961	982	482	2,386	8,811
2002
Revenue	$16,002	$2,478	$1,731	$4,832	$25,043
Gross profit	3,597	1,080	866	2,373	7,916

14. 401K Savings Plan

          In 1995 the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. The Company expensed $10,000, $35,000 and $38,000 in 2000, 2001 and 2002 respectively, related to this plan.

EXHIBIT INDEX

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.1

1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant’s Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-60380 (the “Form S-1 Registration Statement”).

10.2	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	Description of Registrant’s Management Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31 1996).
10.4	Lease Agreement dated August 15, 1998 (incorporated by reference to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 1998).
10.5	License Agreement between the Registrant and Toshiba Silicone Co., Ltd. dated March 10, 1989 (incorporated by reference to Exhibit 10.14 of the Form S-1 Registration Statement).
10.6

Restructuring Agreement, entered into and effective as of September 7, 1994, by and between InvestAR S.a.r.l., Interlink Electronics Europe, S.a.r.l., and IEE Finance, S.a.r.l. (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7

Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe S.a.r.l., Amended and Restated as of September 7, 1994 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

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

1

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

10.14

Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June  1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (see signature page).
99.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2