Form 10-Q
period 2003-03-31
INTERLINK ELECTRONICS INC
filed 2003-05-14
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-21858

INTERLINK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0056625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

546 Flynn Road Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(805) 484-8855

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock Outstanding, at May 8, 2003: 9,791,176

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31, 2002	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,906	$6,602
Accounts receivable, less allowance for doubtful accounts of $497 and $503 at 2002 and 2003, respectively	5,308	6,775
Inventories	7,006	7,160
Prepaid expenses and other current assets	259	306

Total current assets	20,479	20,843

Property and equipment, net	1,211	1,118
Patents and trademarks, less accumulated amortization of $1,100 and $1,109 at 2002 and 2003, respectively	9	—
Other assets	67	57

Total assets	$21,766	$22,018

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$933	$748
Accounts payable	2,201	2,418
Accrued payroll and related expenses	922	928
Other accrued expenses	176	132

Total current liabilities	4,232	4,226

Long-term debt, net of current portion	1,401	1,418
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized,
none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 9,778 and 9,780 shares issued and outstanding at 2002 and 2003, respectively)	29,074	29,076
Due from stockholders	(797)	(797)
Accumulated other comprehensive loss	(837)	(837)
Accumulated deficit	(11,307)	(11,068)

Total stockholders’ equity	16,133	16,374

Total liabilities and stockholders’ equity	$21,766	$22,018

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended March 31,
	2002	2003
Revenues	$5,409	$7,002
Cost of revenues	3,142	4,072

Gross profit	2,267	2,930
Operating expense:
Product development and research	865	919
Selling, general and administrative	1,841	1,952

Total operating expense	2,706	2,871

Operating income (loss)	(439)	59

Other income (expense):
Interest income (expense), net	19	(3)
Other income	21	190

Total other income (expense)	40	187

Income (loss) before provision for income taxes	(399)	246

Provision for income tax expense	—	6

Net income (loss)	$(399)	$240

Earnings (loss) per share—basic	$(.04)	$.02
Earnings (loss) per share—diluted	$(.04)	$.02

Weighted average shares—basic	9,759	9,779
Weighted average shares—diluted	9,759	10,485

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three Month Period Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(399)	$240
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	—	6
Depreciation and amortization	215	163
Changes in operating assets and liabilities:
Accounts receivable	333	(1,473)
Inventories	(588)	(154)
Prepaid expenses and other current assets	(37)	(47)
Other assets	(51)	10
Accounts payable	(557)	217
Accrued payroll and related expenses	117	(38)

Net cash used in operating activities	(967)	(1,076)

Cash flows from investing activities:
Sales of marketable securities	2,457	—
Purchases of property and equipment	(45)	(61)
Costs of patents and trademarks	(15)	—

Net cash provided by (used in) investing activities	2,397	(61)

Cash flows from financing activities:
Principal payments on debt	(92)	(168)
Proceeds from issuance of common stock, net	—	1

Net cash used in financing activities	(92)	(167)

Effect of exchange rate changes on cash	(81)	—

Increase (decrease) in cash and cash equivalents	1,257	(1,304)

Cash and cash equivalents:
Beginning of period	6,868	7,906

End of period	$8,125	$6,602

Supplemental disclosures of cash flow information:
Interest paid	$15	$16
Income taxes paid	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED March 31, 2003 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of March 31, 2003 and for the three month periods ended March 31, 2002 and 2003 included in this report is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Income (loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (loss)
Balance at December 31, 2001	$(843)
Translation adjustment	(81)	$(81)
Net loss	—	(399)

Balance at March 31, 2002	$(924)	$(480)

Balance at December 31, 2002	$(837)
Net income	—	$240

Balance at March 31, 2003	$(837)	$240

3. Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” However, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the three months ended March 31, 2002 and 2003 is as follows (in thousands):

Three Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
March 31, 2002
Revenue	$3,144	$898	$270	$1,097	$5,409
Gross profit	1,136	404	175	552	2,267
March 31, 2003
Revenue	$5,178	$149	$538	$1,137	$7,002
Gross profit	1,863	67	278	722	2,930

4. Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, issued by the Financial Accounting Standards Board (FASB). The computation of earnings per share—basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share—diluted also includes the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using a yearly average market price.

The following table contains information necessary to calculate earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2002		2003
Weighted average shares outstanding—basic	9,759		9,779
Effect of dilutive securities (options)	—	(1)	706

Weighted average shares—diluted	9,759		10,485

(1)	Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 672,000 for the three months ended March 31, 2002, and 1.4 million for the three months ended March 31, 2003, were not included in the diluted calculations because they were anti-dilutive.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Raw material	$3,661	$4,963
Work in process	809	406
Finished goods	2,536	1,791

Total inventories	$7,006	$7,160

6. Stock Options

Under the terms of the Company’s stock option plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five-year term but terminate earlier if employment is terminated. As of March 31, 2003 there were 562,000 options available for grant.

First quarter 2003 activity under the stock option plans is summarized as follows (in thousands, except per share information):

	Options	Wgt. avg. Exercise Price
Outstanding beginning of period	3,617	$3.72
Granted	668	2.93
Exercised	(1)	2.07
Forfeited and expired	(20)	22.60

Outstanding end of period	4,264	3.58

Exercisable end of period	3,370	3.45

The following table summarizes information about stock options outstanding as of March 31, 2003 (in thousands, except per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$1.83	1,179	6	1,179	0
2.40	680	40	359	321
2.70	45	60	3	42
2.94	611	59	600	11
3.04	75	54	17	58
3.08	206	11	206	0
3.30	12	59	1	11
3.54	4	47	2	2
3.67	53	13	53	0
4.30	21	57	3	18
4.42	368	45	174	194
5.50	64	18	64	0
5.51	80	37	56	24
6.87	866	35	653	213

Total	4,264		3,370	894

The weighted average fair value at the date of grant for stock options granted during the three months ended March 31, 2002 and 2003 was $1.87 and $1.64 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2002	2003
Expected life (years)	4	4
Interest rate	1.5%	1.5%
Volatility	75%	75%
Dividend yield	0%	0%

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company would have recorded stock-based compensation expense as follows (in thousands except per share information):

	Three Months Ended March 31,
	2002	2003
Net income (loss)—as reported	$(399)	$240
—pro forma	(1,800)	(1,154)
Basic earnings (loss) per share—as reported	$(.04)	$.02
—pro forma	(.18)	(.12)
Diluted earnings (loss) per share—as reported	$(.04)	$.02
—pro forma	(.18)	(.11)

7. Recent Pronouncements

On August 16, 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS No. 143 in the first quarter of 2003 and it did not have a material impact on the Company’s results from operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which, among other things, provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company adopted this statement in the first quarter of 2003 and it did not have a material impact on the Company’s financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred;

that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company’s adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in the first quarter of 2003 and it did not have a material impact on its financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The Company’s adoption of this interpretation in the first quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This EITF Issue did not have a material impact on the Company’s financial position or results of operations in the first quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under our arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

Provision for Income Tax. We first achieved profitable operations in 1995. Because of net operating loss (NOL) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In the fourth quarter of 2002, we recorded a full valuation allowance against the deferred tax asset balance as it appeared more likely than not that we would be unable to realize it in future periods.

Foreign Exchange Exposure. We have established relationships with most of the major original equipment manufacturers (OEMs) in the business communications market. Many of these OEM’s are based in Japan and for the first quarter of 2002 and 2003, respectively, approximately 32% and 22% of revenues came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands):

	Three Months Ended March 31,
	2002	2003
Effect of foreign currency fluctuation on revenues	$(3)	$4
Hedging gains (losses)	385	(2)

Net revenue impact	$382	$2

Historical Factors Affecting Financial Performance

We were incorporated in California in February 1985 and reincorporated in Delaware in July 1996. Our stock was first listed on the Nasdaq National Market in June 1993.

From the inception of the Company, we developed and refined our Force Sensing Resistor, or FSR, technology and sold it to customers for electronic, musical, medical, industrial and other applications, which we now refer to as the specialty components market. This business segment is characterized by customers who have long design cycles and who, once a technology is designed-in, retain that technology for a relatively long period of time. We expect this segment of our business to experience only limited growth due to the limited resources we can allocate to it.

In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device. The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market. This business segment has been our primary growth driver over the last five years and, in the first quarter of 2003, constituted 74% of our overall sales. Within the OEM element of this segment, we have key customers both in the US and in Japan and thus we have been affected by the performance of each of these economies. Despite our sizable OEM market share, no one customer constitutes 10% or more of our consolidated sales in the first quarter of 2003. Beginning in 2001, we began a renewed effort to expand our branded products product line and our branded products distribution channel.

In 1999, we introduced the electronic signature capture product, ePad, for our customers in the e-transactions market. Since then, we introduced ePad-Point of Sale and ePad-Ink. To date, much of the success in this segment has occurred with large corporate accounts in financial services, insurance and medical industries. Typically these accounts buy 3,000 to 5,000 units and purchase them all at the initial deployment; consequently revenues in this segment have been relatively variable from quarter to quarter.

In 2000, we first demonstrated IntuiTouch technology for the home entertainment market. Due to the general economic decline, the home entertainment market suffered a downturn beginning in 2001. In mid-2001, we scaled back our efforts related to interactive television. In 2001and 2002, the Microsoft Xbox program constituted a high percentage of our home entertainment revenues.

Prior to 1999, operations was a net user of cash that we funded through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million. In 2000, 2001 and 2002, operations was essentially cash flow break-even to marginally positive. In the first quarter of 2003, operations recorded a $1.1 million negative cash flow due to the further penetration into the business communications-branded channel and the related working capital investment.

In response to the economic slowdown that began in mid-2001, we restructured our operations and increased our inventory and bad debt reserves by $2 million and $300,000 respectively. In the fourth quarter of 2002, we wrote-off $2.3 million in obsolete and excess inventories related to our Japanese subsidiary.

In March, 2000 we licensed certain technology related to the production of FSR sensors to International Electronics and Engineering (IEE), a former affiliate based in Luxembourg, for use in connection with sales of sensors to the automotive industry. We received significant payments under this license agreement commencing in 2000 ($2.5 million) and continuing through the third quarter of 2001 ($1.5 million). No further payments are due under this agreement. We have occasionally licensed other aspects of our technology in connection with the settlement of intellectual property disputes and expect to continue to do so in the future. However, there are no current contingencies under which we would earn significant licensing revenue.

Business Segment Overview—First Quarter 2002 Compared To First Quarter 2003

First quarter 2002 and 2003 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2003
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
—Revenue	$3,144	58%	$5,178	74%
—Gross Profit	1,136		1,863
—Gross Profit % of Segment Revenue	36%		36%

Home Entertainment:
—Revenue	$898	17%	$149	2%
—Gross Profit	404		67
—Gross Profit % of Segment Revenue	45%		45%

E-Transactions:
—Revenue	$270	5%	$538	8%
—Gross Profit	175		278
—Gross Profit % of Segment Revenue	65%		52%

Specialty Components:
—Revenue	$1,097	20%	$1,137	16%
—Gross Profit	552		722
—Gross Profit % of Segment Revenue	50%		64%

All Segments:
—Revenue	$5,409	100%	$7,002	100%
—Gross Profit	2,267		2,930
—Gross Profit % of Segment Revenue	42%		42%

Business Communications

Business communications revenue grew 65% from the first quarter of 2002 compared to the first quarter of 2003. This growth is due to an increase in our U.S.-OEM revenues combined with an 84% increase in our branded products revenues. The U.S.-OEM business has improved due to a greater number of customers and the branded business increased due to both product line and channel expansion.

First quarter 2003 gross profit margins for the business communications segment stayed consistent with the first quarter of 2002 due to a similar ratio of OEM sales versus branded in each of the quarters.

Home Entertainment

Revenues in the home entertainment segment for the first quarter of 2003 decreased by 83% as compared to the first quarter of 2002 due to a decline in orders related to the Microsoft Xbox program. The order decline resulted from a Microsoft supplier transition related to the Xbox console.

Home entertainment gross profit margin percentage remained unchanged at 45% in both the first quarter of 2003 and the first quarter of 2002.

E-Transactions

E-transactions segment revenues increased 99% in the first quarter of 2003 as compared to the first quarter of 2002 due to an increase in the number of larger volume customers and a slight improvement in the general economic climate for corporate capital expenditures for information technology products.

Gross profit margins declined to 52% in the first quarter of 2003 from 65% in the first quarter of 2002 due to a greater proportion of sales of U.S.-manufactured products versus China-manufactured products in the 2003 period.

Specialty Components

Specialty components revenues improved 4% in the first quarter of 2003 as compared to the first quarter of 2002 due to sales to a greater number of customers.

Gross profit margins as a percentage of sales for the specialty components segment improved to 64% in the first quarter of 2003 as compared to 50% in the first quarter of 2002 primarily due to a greater proportion of sales of higher margin computer input application as compared with sales of lower margin custom applications.

Results of Operations—First Quarter 2002 Compared to First Quarter 2003

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended March 31,
	2002	2003
Revenues	100%	100%

Gross profit	42	42
Operating expenses:
Product development and research	16	13
Selling, general and administrative	34	28

Total operating expenses	50	41

Operating income (loss)	(8)	1
Other income	1	2
Income tax expense (benefit)	—	—

Net income (loss)	(7)%	3%

Consolidated revenues increased 30% from $5.4 million in the first quarter of 2002 to $7.0 million in the first quarter of 2003 due to the reasons described in the business segment analysis above.

Gross profit as a percentage of sales remained unchanged at 42% in comparing the first quarter of 2003 to the first quarter of 2002. Offsetting changes in the revenue mix as described in the business segment analysis above resulted in the consistent margin rate.

Product development and research expense increased 6% from $865,000 in the first quarter of 2002 to $919,000 in the first quarter of 2003. This increase is a result of development costs associated with our new products, RemotePoint Navigator and RemotePoint Communicator (Business Communications segment products) and other products not yet announced.

Selling, general and administrative expense (SG&A) increased 6% from $1.8 million in the first quarter of 2002 to $1.9 million in the first quarter of 2003, yet declined as a percentage of revenues. The dollar increase is the result of the marketing support related to the new products and the percentage decrease is the result of leveraging of fixed SG&A over a larger sales base.

Other income in the first quarter of 2003 included a $180,000 gain associated with the settlement of a lawsuit with one of our former component suppliers in Japan.

Due to net operating loss (NOL) carryforwards, no tax provision was necessary in the first quarter of 2003. In the first quarter of 2002, a tax benefit was recorded related to potential NOL’s. However, in the fourth quarter of 2002, previously recorded tax benefits were effectively reversed with the recording of a valuation allowance as it was more likely than not that we would be unable to realize these future tax benefits.

Due to sales growth, successful cost containment measures and other income described above, net income improved to $240,000 for the first quarter of 2003 as compared to a net loss of $399,000 in the first quarter of 2002.

Liquidity and Capital Resources

Working capital at March 31, 2003 was $16.6 million versus $16.2 million at the end of 2002. The increase is a result primarily of the improvement in net income for the first quarter of 2003.

Operations used $1.1 million in cash in the first quarter of 2003 primarily due to investments in working capital designed to facilitate our further penetration into the business communications-branded channel. This compares to cash used in operations of $1.0 million in the first quarter of 2002 which primarily resulted from our investment in our Interlink Electronics Asia Pacific logistics center.

We spent $61,000 in the first quarter of 2003 and $45,000 in the first quarter of 2002 to purchase additional manufacturing equipment and computer equipment related to our internal computer network.

We made payments on long-term debt of $168,000 in the first quarter of 2003 and $92,000 in the first quarter of 2002. Net proceeds from the exercise of stock options and shareholder loan payments were $1,000 in the first quarter of 2003 and none in the first quarter of 2002.

We believe we can fund operations for at least the next 12 months from our current cash and cash equivalent balances ($6.6 million as of March 31, 2003). In 2002, we renegotiated our U.S. bank lines of credit ($5.5 million maximum) to eliminate any financial covenants; however, the agreements governing the lines of credit now require any future borrowings to be secured by cash and investments held at the bank. To date, we have not borrowed under these facilities. Negotiated lines of credit in Japan and the exercise of employee stock options are also potential sources of capital available to us. We require liquidity to fund capital expenditures and for working capital and other general corporate purposes.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the heading “Forward-looking Statements”, “Historical Factors Affecting Financial Performance” and “Business Segment Overview—First Quarter 2002 Compared to First Quarter 2003.”

Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company adopted SFAS No. 143 in the first quarter of 2003 and it did not have a material impact on the Company’s results from operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. The Company adopted this statement in the first quarter of 2003 and it did not have a material impact on the Company’s financial position or its results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company’s adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on the Company’s financial position or results from operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in the first quarter of 2003 and it did not have a material impact on its financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The Company’s adoption of this interpretation in the first quarter of 2003 did not have a material impact on the Company’s financial position or results of operations.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This EITF Issue did not have a material impact on the Company’s financial position or results of operations in the first quarter of 2003.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

99.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 24, 2003, we filed a current report on Form 8-K under Item 9, “Regulation FD Disclosure,” pursuant to Item 12, “Results of Operations and Financial Conditions,” concerning the issuance of a press release and a conference call, each regarding the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: May 14, 2003	PAUL D. MEYER
Paul D. Meyer Chief Financial Officer

I, E. Michael Thoben, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interlink Electronics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:    May 14, 2003

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

Date:  May 14, 2003

PAUL D. MEYER
Paul D. Meyer Chief Financial Officer

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