Form 10-Q
period 2003-06-30
INTERLINK ELECTRONICS INC
filed 2003-08-14
CIK 828146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock Outstanding, at August 1, 2003: 10,866,241

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31, 2002	June 30, 2003

Assets
Current assets:
Cash and cash equivalents	$7,906	$5,775
Accounts receivable, less allowance for doubtful accounts of $497 and $534 at 2002 and 2003, respectively	5,308	7,232
Inventories	7,006	8,734
Prepaid expenses and other current assets	259	330

Total current assets	20,479	22,071
Property and equipment, net	1,211	1,035
Patents and trademarks, less accumulated amortization of $1,100 and $1,109 at 2002 and 2003, respectively	9	—
Other assets	67	66

Total assets	$21,766	$23,172

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$933	$694
Accounts payable	2,201	3,586
Accrued payroll and related expenses	922	746
Other accrued expenses	176	176

Total current liabilities	4,232	5,202

Long-term debt, net of current portion	1,401	1,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 9,778 and 9,853 shares issued and outstanding at 2002 and 2003, respectively)	29,074	29,285
Due from stockholders	(797)	(797)
Accumulated other comprehensive loss	(837)	(824)
Accumulated deficit	(11,307)	(10,886)

Total stockholders’ equity	16,133	16,778

Total liabilities and stockholders’ equity	$21,766	$23,172

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,

	2002	2003	2002	2003

Revenues	$6,027	$7,476	$11,436	$14,478
Cost of revenues	3,553	4,350	6,695	8,422

Gross profit	2,474	3,126	4,741	6,056
Operating expense:
Product development and research	868	817	1,733	1,736
Selling, general and administrative	1,889	2,112	3,730	4,064

Total operating expense	2,757	2,929	5,463	5,800

Operating income (loss)	(283)	197	(722)	256

Other income (expense):
Interest income (expense), net	(3)	(9)	16	(12)
Minority interest	11	—	11	—
Other income (expense)	(58)	5	(37)	195

Total other income (expense)	(50)	(4)	(10)	183

Income (loss) before provision for income taxes	(333)	193	(732)	439

Provision for income tax expense	—	12	—	18

Net income (loss)	$(333)	$181	$(732)	$421

Earnings (loss) per share – basic	$(.03)	$.02	$(.07)	$.04
Earnings (loss) per share – diluted	$(.03)	$.02	$(.07)	$.04
Weighted average shares – basic	9,763	9,807	9,761	9,793
Weighted average shares – diluted	9,763	11,108	9,761	10,797

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Month Period Ended June 30,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(732)	$421
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	35	33
Depreciation and amortization	495	311
Minority Interest	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	667	(1,957)
Inventories	(781)	(1,728)
Prepaid expenses and other current assets	263	(71)
Other assets	81	1
Accounts payable	(216)	1,385
Accrued payroll and related expenses	272	(176)

Net cash used in operating activities	73	(1,781)
Cash flows from investing activities:
Sales of marketable securities	2,457	—
Purchases of property and equipment	(251)	(126)
Costs of patents and trademarks	(14)	—

Net cash provided by (used in) investing activities	2,192	(126)
Cash flows from financing activities:
Principal payments on debt	(500)	(448)
Principal payments on capital lease obligation	(47)	—
Due from stockholders	40	—
Proceeds from issuance of common stock, net	23	211

Net cash used in financing activities	(484)	(237)

Effect of exchange rate changes on cash	30	13

Increase (decrease) in cash and cash equivalents	1,811	(2,131)
Cash and cash equivalents:
Beginning of period	6,868	7,906

End of period	$8,679	$5,775

Supplemental disclosures of cash flow information:
Interest paid	$45	$25
Income taxes paid	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND SIX MONTHS ENDED June 30, 2003 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of June 30, 2003 and for the three month and six month periods ended June 30, 2002 and 2003 included in this report is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The following table contains information necessary to calculate earnings (loss) per share (in thousands):

	Three Months Ended June 30,			Six Months Ended June

	2002		2003	2002		2003

Weighted average shares outstanding – basic	9,763		9,807	9,761		9,793
Effect of dilutive securities (options)	—	(1)	1,301	—	(1)	1,004

Weighted average shares– diluted	9,763		11,108	9,761		10,797

______________

(1)	Due to the net loss in 2002, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 1.8 million and 672,000 for the three months ended June 30, 2002 and 2003, respectively and 1.7 million and 1.0 million for the six months ended June 30, 2002 and 2003, respectively, were not included in the diluted calculations because they were anti-dilutive.

3.	Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)

Balance at December 31, 2001	$(843)
Translation adjustment	30	$30
Net loss	—	(732)

Balance at June 30, 2002	$(813)	$(702)

Balance at December 31, 2002	$(837)
Translation adjustment	13	13
Net income	—	$421

Balance at June 30, 2003	$(824)	$434

4.	Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.” However, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the six months ended June 30, 2002 and 2003 is as follows (in thousands):

Six Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total

June 30, 2002
Revenue	$7,008	$1,350	$788	$2,290	$11,436
Gross profit	2,592	608	470	1,071	4,741
June 30, 2003
Revenue	$9,551	$970	$1,554	$2,403	$14,478
Gross profit	3,173	449	856	1,578	6,056

5.	Inventories

Inventories consisted of the following (in thousands):

	December 31, 2002	June 30, 2003

Raw material	$3,661	$4,061
Work in process	809	865
Finished goods	2,536	3,808

Total inventories	$7,006	$8,734

6.	Stock Options

Under the terms of the Company’s stock option plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five-year term but terminate earlier if employment is terminated. As of June 30, 2003 there were 591,000 options available for grant.

First half 2003 activity under the stock option plans is summarized as follows (in thousands, except per share information):

	Options	Wgt. avg. Exercise Price

Outstanding beginning of period	3,617	$3.72
Granted	691	2.92
Exercised	(74)	2.82
Forfeited or expired	(20)	22.60

Outstanding end of period	4,214	3.61

Exercisable end of period	3,354	3.48

The following table summarizes information about stock options outstanding as of June 30, 2003 (in thousands, except per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un- exercisable

$ 1.83	1,169	3	1,169	0
2.40	673	37	369	304
2.70	45	57	4	41
2.94	565	56	558	7
3.04	74	81	18	56
3.08	202	8	202	0
3.30	12	56	1	11
3.54	4	44	2	2
3.67	53	10	53	0
4.30	21	54	3	18
4.42	363	42	179	184
5.50	64	15	64	0
5.51	80	34	58	22
5.65	23	60	0	23
6.87	866	32	674	192
Total	4,214		3,354	860

The weighted average fair value at the date of grant for stock options granted during the six months ended June 30, 2002 and 2003 was $1.87 and $1.65 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended June 30,

	2002	2003

Expected life (years)	4	4
Interest rate	1.5%	3.0%
Volatility	75%	63%
Dividend yield	0%	0%

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

	Six Months Ended June 30,

	2002	2003

Net income (loss) – as reported	$(732)	$421
– pro forma	(3,534)	(2,360)
Basic earnings (loss) per share – as reported	$(.07)	$.04
– pro forma	(.36)	(.24)
Diluted earnings (loss) per share – as reported	$(.07)	$.04
– pro forma	(.36)	(.22)

7.	Recent Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. We do not expect the adoption of this issue will have a material impact on our operating results or financial position.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

Foreign Exchange Exposure. We have established relationships with most of the major original equipment manufacturers (OEMs) in the business communications market. Many of these OEM’s are based in Japan and for the first half of 2002 and 2003, respectively, approximately 29% and 22% of revenues came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Effect of foreign currency fluctuation on revenues	$115	$(6)	$112	$(2)
Hedging gains (losses)	(82)	39	303	37

Net revenue impact	$33	$33	$415	$35

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

In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device. The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market. This business segment has been our primary growth driver over the last five years and, in the first half of 2003, constituted 66% of our overall sales. Within the OEM element of this segment, we have key customers both in the US and in Japan and thus we have been affected by the performance of each of these economies. Despite our sizable OEM market share, no one customer constitutes 10% or more of our consolidated sales in the first half of 2003. Beginning in 2001, we began a renewed effort to expand our branded products product line and our branded products distribution channel.

In 1999, we introduced the electronic signature capture product, ePad, for our customers in the e-transactions market. Since then, we introduced ePad-Point of Sale, ePad-Ink and ePad-ID. To date, much of the success in this segment has occurred with large corporate accounts in financial services, insurance and medical industries. Typically these accounts buy 3,000 to 5,000 units and purchase them all at the initial deployment; consequently revenues in this segment have been relatively variable from quarter to quarter.

In 2000, we first demonstrated IntuiTouch technology for the home entertainment market. Due to the general economic decline, the home entertainment market suffered a downturn beginning in 2001. In mid-2001, we scaled back our efforts related to interactive television. In 2001, 2002 and the first half of 2003, the Microsoft Xbox program constituted a high percentage of our home entertainment revenues.

Prior to 1999, operations was a net user of cash that we funded through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million. In 2000, 2001 and 2002, operations was essentially cash flow break-even to marginally positive. In the first half of 2003, operations recorded a $1.8 million negative cash flow due to the further penetration into the business communications-branded channel and the related working capital investment.

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

Business Segment Overview – Three and Six Months Ended June 30, 2002 Compared To Three and Six Months Ended June 30, 2003

Three and six months ended June 30, 2002 and 2003 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2003		Six Months Ended June 30, 2002		Six Months Ended June 30, 2003

Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales

Business Communications:
- Revenue	$3,864	64%	$4,373	58%	$7,008	61%	$9,551	66%
- Gross Profit	1,456		1,310		2,592		3,173
- Gross Profit % of Segment Revenue	38%		30%		37%		33%
Home Entertainment:
- Revenue	$452	7%	$821	11%	$1,350	12%	$970	7%
- Gross Profit	204		382		608		449
- Gross Profit % of Segment Revenue	45%		47%		45%		46%
E-Transactions:
- Revenue	$518	9%	$1,016	14%	$788	7%	$1,554	11%
- Gross Profit	295		578		470		856
- Gross Profit % of Segment Revenue	57%		57%		60%		55%
Specialty Components:
-Revenue	$1,193	20%	$1,266	17%	$2,290	20%	$2,403	16%
-Gross Profit	519		856		1,071		1,578
-Gross Profit % of Segment Revenue	44%		68%		47%		66%
All Segments:
- Revenue	$6,027	100%	$7,476	100%	$11,436	100%	$14,478	100%
- Gross Profit	2,474		3,126		4,741		6,056
- Gross Profit % of Segment Revenue	41%		42%		41%		42%

Business Communications

Business communications segment revenues for the second quarter of 2003 increased 13% compared to the second quarter of 2002 and increased 36% from the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This growth is due to an increase in our U.S.-OEM revenues combined with an increase in our branded products revenues. The U.S.-OEM business has improved due to a greater number of customers and the branded business increased due to both product line and channel expansion. Partly offsetting this growth was lower net foreign exchange hedging gains ($415,000 in the six months ended June 30, 2002 as compared to $35,000 in the same period of 2003).

Gross profit margins as a percentage of sales for the business communications segment decreased from 38% in the second quarter of 2002 to 30% in the second quarter of 2003 and decreased from 37% in the six months ended June 30, 2002 to 33% in the six months ended June 30, 2003 due to a higher ratio of lower margin OEM sales versus branded product sales in the 2003 periods.

Home Entertainment

Home entertainment segment revenues for the second quarter of 2003 increased by 82% compared to the second quarter of 2002 and decreased 28% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to fluctuations in orders related to the Microsoft Xbox program.

Gross profit margins as a percentage of sales for the home entertainment segment increased from 45% in the second quarter of 2002 to 47% in the second quarter of 2003 and increased from 45% in the six months ended June 30, 2002 to 46% in the six months ended June 30, 2003 due to a higher ratio of low volume, higher margin product sales in the 2003 periods.

E-Transactions

E-transactions segment revenues for the second quarter of 2003 increased 96% compared to the second quarter of 2002 and increased 97% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to an increase in the number of larger volume customers, a broadened product line and a slight improvement in the general economic climate for corporate capital expenditures for information technology products.

Gross profit margins as a percentage of sales for the E-transactions segment remained unchanged at 57% comparing the second quarter of 2002 to the second quarter of 2003 and decreased from 60% in the six months ended June 30, 2002 to 55% in the six months ended June 30, 2003 due to a greater proportion of sales of higher cost, U.S.-manufactured products versus China-manufactured products in the 2003 period.

Specialty Components

Specialty components segment revenues for the second quarter of 2003 increased 6% compared to the second quarter of 2002 and increased 5% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to sales to a greater number of customers.

Gross profit margins as a percentage of sales for the specialty components segment increased from 44% in the second quarter of 2002 to 68% in the second quarter of 2003 and increased from 47% in the six months ended June 30, 2002 to 66% in the six months ended June 30, 2003 primarily due to a greater proportion of sales of higher margin computer input applications as compared with sales of lower margin custom applications.

Results of Operations – Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2003

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2002	2002	2003

Revenues	100%	100%	100%	100%

Gross profit	41	42	42	42
Operating expenses:
Product development and research	15	11	15	12
Selling, general and administrative	31	28	33	28

Total operating expenses	46	39	48	40

Operating income (loss)	(5)	3	(6)	2
Other income (loss)	(1)	—	—	1
Income tax expense (benefit)	—	1	—	—

Net income (loss)	(6)%	2%	(6)%	3%

Consolidated revenues increased 24% from $6.0 million in the second quarter of 2002 to $7.5 million in the second quarter of 2003 and increased 27% from $11.4 million in the six months ended June 30, 2002 to $14.5 million in the six months ended June 30, 2003 due to the reasons described in the business segment analysis above.

Gross profit as a percentage of sales increased from 41% in the three months ended June 30, 2002 to 42% in the three months ended June 30, 2003 and remained unchanged at 42% in comparing the six months ended June 30, 2002 to June 30, 2003. Offsetting changes in the revenue mix as described in the business segment analysis above resulted in the consistent margin rate. Additionally, $330,000 and $531,000 in inventory write downs were recorded in the three and six month periods ended June 30, 2003, respectively, in accordance with our inventory reserve methodology described in the Critical Accounting Policies - Inventory Reserve section of this report.

Product development and research expense decreased 6% from $868,000 in the three months ended June 30, 2002 to $817,000 in the three months ended June 30, 2003 and remained unchanged at $1.7 million comparing the six months ended June 30, 2002 to the six months ended June 30, 2003. The lower costs in second quarter 2003 are due to the timing of outside product development costs and to a greater amount of engineering costs billed to customers than in the comparative period.

Selling, general and administrative expense (SG&A) increased 12% from $1.9 million in the three months ended June 30, 2002 to $2.1 million in the three months ended June 30 2003, and increased 9% from $3.7 million in the six months ended June 30, 2002 to $4.1 million in the six months ended June 30, 2003. The dollar increase is the result of the marketing support related to the new Business Communication – Branded products and the percentage decrease is the result of leveraging of fixed SG&A over a larger sales base.

Other income in the first quarter of 2003 included a $180,000 gain associated with the settlement of a lawsuit with one of our former component suppliers in Japan.

Due to net operating loss (NOL) carryforwards, no tax provision was necessary related to our U.S. and Japanese operations. However, our Hong Kong logistics operation did record an income tax provision in the 2003 periods presented.

Due to sales growth, improved gross margins, successful cost containment measures and other income described above, net income improved to $181,000 for the second quarter of 2003 as compared to a net loss of $333,000 in the second quarter of 2002 and improved to $421,000 in the six months ended 2003 as compared to a net loss of $732,000 in the six months ended 2002.

Liquidity and Capital Resources

Working capital at June 30, 2003 was $16.9 million versus $16.2 million at the end of 2002. The increase is a result primarily of the improvement in net income for the first half of 2003.

Operations used $1.8 million in cash in the first half of 2003 primarily due to investments in working capital designed to facilitate our further penetration into the business communications-branded channel. This compares to cash generated by operations of $73,000 in the first half of 2002.

We spent $126,000 in the first half of 2003 and $251,000 in the first half of 2002 to purchase additional manufacturing equipment and computer equipment related to our internal computer network.

We made payments on long-term debt of $448,000 in the first half of 2003 and $547,000 in the first half of 2002. Net proceeds from the exercise of stock options were $211,000 in the first half of 2003 and $23,000 in the first half of 2002.

We believe we can fund operations for at least the next 12 months from our current cash and cash equivalents balance ($5.8 million as of June 30, 2003). In July 2003, we received net proceeds of $1.8 million for the exercise of employee stock options. Additionally, in July 2003, we renegotiated our U.S. bank line of credit (unused at July 31, 2003) to provide $3 million in availability and to eliminate the previous requirement of cash and investment collateral. Negotiated lines of credit in Japan and the further exercise of employee stock options are also potential sources of capital available to us. We require liquidity to fund capital expenditures and for working capital and other general corporate purposes.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the heading “Forward-looking Statements”, “Historical Factors Affecting Financial Performance” and “Business Segment Overview – three and six months ended June 30, 2002 compared to three and six months ended June 30, 2003.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. We do not expect the adoption of this issue will have a material impact on our operating revenues or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2003 at our Annual Meeting of Stockholders, the holders of our outstanding common stock took the actions described below. At April 11, 2003, the record date, 9,778,968 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

1.	By the vote indicated below, the stockholders re-elected John Buckett and Merritt M. Lutz to the Company’s Board of Directors to serve for a three-year term:

For John Buckett:

9,110,095	Shares in favor
0	Shares against
28,128	Shares withheld

For Merritt M. Lutze:

9,110,095	Shares in favor
0	Shares against
28,128	Shares withheld

Other directors whose term of office as a director continued after the meeting were George Gu, E. Michael Thoben, III and Eugene F. Hovanec.

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
31.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

Subsequent to the quarter end, on July 23, 2003, we filed a report on Form 8-K, which furnished (not filed) under Items 9 and 7 the press release entitled “Interlink Electronics Announces Second Quarter 2003 Financial Results” relating to the results of our second fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.
DATE: August 14, 2003	/s/ PAUL D. MEYER

Paul D. Meyer Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.