Form 10-Q
period 2003-09-30
INTERLINK ELECTRONICS INC
filed 2003-11-14
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Shares of Common Stock Outstanding, at November 12, 2003: 11,146,030

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31,	September 30,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$7,906	$6,116
Accounts receivable, less allowance for doubtful accounts of $497 and $570 at 2002 and 2003, respectively	5,308	8,313
Inventories	7,006	8,647
Prepaid expenses and other current assets	259	245

Total current assets	20,479	23,321
Property and equipment, net	1,211	966
Patents and trademarks, less accumulated amortization of $1,100 and $1,109 at 2002 and 2003, respectively	9	—
Other assets	67	63

Total assets	$21,766	$24,350

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$933	$692
Accounts payable	2,201	2,164
Accrued payroll and related expenses	922	585
Other accrued expenses	176	169

Total current liabilities	4,232	3,610

Long-term debt, net of current portion	1,401	1,168
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 9,778 and 11,140 shares issued and outstanding at 2002 and 2003, respectively)	29,074	31,595
Due from stockholders	(797)	(518)
Accumulated other comprehensive loss	(837)	(857)
Accumulated deficit	(11,307)	(10,648)

Total stockholders’ equity	16,133	19,572

Total liabilities and stockholders’ equity	$21,766	$24,350

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2002	2003	2002	2003
Revenues	$6,629	$7,848	$18,065	$22,326
Cost of revenues	3,928	4,563	10,623	12,985

Gross profit	2,701	3,285	7,442	9,341
Operating expense:
Product development and research	748	828	2,481	2,564
Selling, general and administrative	1,923	2,177	5,653	6,241

Total operating expense	2,671	3,005	8,134	8,805

Operating income (loss)	30	280	(692)	536

Other income (expense):
Interest income (expense), net	(7)	(6)	8	(18)
Minority interest	4	—	(7)	—
Other income (expense)	13	—	(1)	195

Total other income (expense)	10	(6)	—	177

Income (loss) before provision for income taxes	40	274	(692)	713

Provision for income tax	—	36	—	54

Net income (loss)	$40	$238	$(692)	$659

Earnings (loss) per share – basic	$—	$.02	$(.07)	$07
Earnings (loss) per share – diluted	$—	$02	$(.07)	$06

Weighted average shares – basic	9,770	10,599	9,764	10,062
Weighted average shares – diluted	10,435	11,643	9,764	11,065

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine Month Period Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(692)	$659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	35	46
Depreciation and amortization	600	533
Minority interest	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	68	(3,051)
Inventories	(1,370)	(1,641)
Prepaid expenses and other current assets	277	14
Other assets	22	4
Accounts payable	1,232	(37)
Accrued payroll and related expenses and other accrued expenses	260	(344)

Net cash provided by (used in) operating activities	425	(3,817)

Cash flows from investing activities:
Sales of marketable securities	2,457	—
Purchases of property and equipment	(286)	(279)
Costs of patents and trademarks	(15)	—

Net cash provided by (used in) investing activities	2,156	(279)

Cash flows from financing activities:
Principal payments on debt	(1,198)	(474)
Principal payments on capital lease obligation	(51)	—
Due from stockholders	40	279
Proceeds from issuance of common stock, net	33	2,521

Net cash provided by (used in) financing activities	(1,176)	2,326

Effect of exchange rate changes on cash	(51)	(20)

Increase (decrease) in cash and cash equivalents	1,354	(1,790)

Cash and cash equivalents:
Beginning of period	6,868	7,906

End of period	$8,222	$6,116

Supplemental disclosures of cash flow information:
Interest paid	$79	$55
Income taxes paid	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

1.    Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2003 and for the three and nine month periods ended September 30, 2002 and 2003 included in this report is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The following table contains information necessary to calculate earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2002	2003	2002		2003
Weighted average shares outstanding – basic	9,770	10,599	9,764		10,062
Effect of dilutive securities (options)	665	1,044	—	(1)	1,003

Weighted average shares – diluted	10,435	11,643	9,764		11,065

(1)	Due to the net loss in 2002, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 1.1 million and 866,000 for the three months ended September 30, 2002 and 2003, respectively and 1.1 million and 1.0 million for the nine months ended September 30, 2002 and 2003, respectively, were not included in the diluted calculations because they were anti-dilutive.

3.    Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance at December 31, 2001	$(843)
Translation adjustment	(51)		$(51)
Net loss	—		(692)

Balance at September 30, 2002	$(894)		$(743)

Balance at December 31, 2002	$(837)	$
Translation adjustment	(20)		(20)
Net income	—		659

Balance at September 30, 2003	$(857)		$639

4.    Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” However, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments. Reportable segment information for the nine months ended September 30, 2002 and 2003 is as follows (in thousands):

Nine Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
September 30, 2002
Revenue	$11,191	$1,759	$1,371	$3,744	$18,065
Gross profit	4,183	788	666	1,805	7,442
September 30, 2003
Revenue	$14,789	$1,898	$2,145	$3,494	$22,326
Gross profit	4,983	886	1,184	2,288	9,341

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2002	September 30, 2003

Raw material	$3,661	$4,522
Work in process	809	792
Finished goods	2,536	3,333

Total inventories	$7,006	$8,647

6.    Stock Options

Under the terms of the Company’s stock option plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five-year term but terminate earlier if employment is terminated. As of September 30, 2003 there were 563,000 options available for grant.

First nine months of 2003 activity under the stock option plans is summarized as follows (in thousands, except per share information):

		Wgt. avg.
	Options	Exercise Price
Outstanding beginning of period	3,617	$3.72
Granted	730	3.21
Exercised	(1,361)	1.98
Forfeited or expired	(31)	6.13

Outstanding end of period	2,955	4.37

Exercisable end of period	2,261	4.45

The following table summarizes information about stock options outstanding as of September 30, 2003 (in thousands, except per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$2.40	626	34	380	246
2.70	47	55	8	39
2.94	557	53	557	0
3.04	71	78	21	50
3.08	164	5	164	0
3.30	12	53	2	10
3.54	4	41	2	2
3.67	45	7	45	0
4.30	21	51	5	16
4.42	360	39	207	153
5.50	59	12	59	0
5.51	80	31	65	15
5.65	13	57	1	12
6.87	865	29	745	120
7.54	31	60	0	31

Total	2,955		2,261	694

The weighted average fair value at the date of grant for stock options granted during the nine months ended September 30, 2002 and 2003 was $1.87 and $1.65 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
	2002	2003
Net income (loss) – as reported	$(692)	$659
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,204)	(4,179)

Net Loss – pro forma	$(4,896)	$(3,520)

Basic earnings (loss) per share – as reported	$(.07)	$.07
– pro forma	(.50)	(.35)
Diluted earnings (loss) per share – as reported	$(.07)	$.06
– pro forma	(.50)	(.32)

7.    Recent Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. We do not expect the adoption of this issue will have a material impact on our operating results or financial position.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

Foreign Exchange Exposure.  We have established relationships with most of the major original equipment manufacturers (OEMs) in the business communications market. Many of these OEM’s are based in Japan and for the first nine months of 2002 and 2003, respectively, approximately 30% and 22% of revenues came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. The gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003
Effect of foreign currency fluctuation on revenues	$—	$189	$112	$187
Hedging gains (losses)	40	(170)	343	(133)

Net revenue impact	$40	$19	$455	$54

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

In 1992, we introduced our first Interlink-branded computer-pointing device, PortaPoint, and in 1994, we introduced our first wireless pointing device. The device, called RemotePoint, established Interlink as a leading supplier of branded and OEM remote controls and other products for the computerized presentation system market. This business segment has been our primary growth driver over the last five years and, in the nine months of 2003, constituted 66% of our overall sales. Within the OEM element of this segment, we have key customers both in the U.S. and in Japan and thus we have been affected by the performance of each of these economies. Despite our sizable OEM market share, no one customer constitutes 10% or more of our consolidated sales in the first nine months of 2003. Beginning in 2001, we began a renewed effort to expand our branded products product line and our branded products distribution channel.

In 1999, we introduced the electronic signature capture product, ePad, for our customers in the e-transactions market. Since then, we introduced ePad-Point of Sale, ePad-Ink and ePad-ID. To date, much of the success in this segment has occurred with large corporate accounts in financial services, insurance and medical industries. Typically these accounts buy 3,000 to 5,000 units and purchase them all at the initial deployment; consequently, revenues in this segment have been relatively variable from quarter to quarter.

In 2000, we first demonstrated IntuiTouch technology for the home entertainment market. Due to the general economic decline, the home entertainment market suffered a downturn beginning in 2001. In mid-2001, we scaled back our efforts related to interactive television. In 2001, 2002 and the first nine months of 2003, the Microsoft Xbox program constituted a high percentage of our home entertainment revenues.

Prior to 1999, operations was a net user of cash that we funded through existing cash balances, private placements of equity and to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million. In 2000, 2001 and 2002, operations was essentially cash flow break-even to marginally positive. In the first nine months of 2003, operations recorded a $3.8 million negative cash flow due to the further penetration into the business communications-branded channel and the related working capital investment.

In response to the economic slowdown that began in mid-2001, we restructured our operations and increased our inventory and bad debt reserves by $2 million and $300,000, respectively. In the fourth quarter of 2002, we wrote-off $2.3 million in obsolete and excess inventories related to our Japanese subsidiary.

In March 2000, we licensed certain technology related to the production of FSR sensors to International Electronics and Engineering (IEE), a former affiliate based in Luxembourg, for use in connection with sales of sensors to the automotive industry. We received significant payments under this license agreement commencing in 2000 ($2.5 million) and continuing through the third quarter of 2001 ($1.5 million). No further payments are due under this agreement. We have occasionally licensed other aspects of our technology in connection with the settlement of intellectual property disputes and expect to continue to do so in the future. However, there are no current contingencies under which we would earn significant licensing revenue.

Business Segment Overview – Three and Nine Months Ended September 30, 2002 Compared To Three and Nine Months Ended September 30, 2003

Three and nine months ended September 30, 2002 and 2003 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2003
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
—Revenue	$4,183	63%	$5,238	67%	$11,191	62%	$14,789	66%
—Gross Profit	1,591		1,810		4,183		4,983
—Gross Profit % of Segment Revenue	38%		35%		37%		34%
Home Entertainment:
—Revenue	$409	6%	$928	12%	$1,759	10%	$1,898	8%
—Gross Profit	180		437		788		886
—Gross Profit % of Segment Revenue	44%		47%		45%		47%
E-Transactions:
—Revenue	$583	9%	$591	7%	$1,371	7%	$2,145	10%
—Gross Profit	196		328		666		1,184
—Gross Profit % of Segment Revenue	34%		55%		49%		55%
Specialty Components:
—Revenue	$1,454	22%	$1,091	14%	$3,744	21%	$3,494	16%
—Gross Profit	734		710		1,805		2,288
—Gross Profit % of Segment Revenue	51%		65%		48%		65%
All Segments:
—Revenue	$6,629	100%	$7,848	100%	$18,065	100%	$22,326	100%
—Gross Profit	2,701		3,285		7,442		9,341
—Gross Profit % of Segment Revenue	41%		42%		41%		42%

Business Communications

Business communications segment revenues for the third quarter of 2003 increased 25% compared to the third quarter of 2002 and increased 32% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This growth is due to an increase in our branded products sales from greater distribution and an expanded product line. Partly offsetting this growth was lower net foreign exchange hedging gains ($455,000 in the nine months ended September 30, 2002 as compared to $54,000 the same period of 2003).

Gross profit margins as a percentage of sales for the business communications segment decreased from 38% in the third quarter of 2003 to 35% in the third quarter of 2003 and decreased from 37% in the nine months ended September 30, 2002 to 34% in the nine months ended September 30, 2003 due to a higher ratio of lower margin OEM sales versus branded product sales in the 2003 periods.

Home Entertainment

Home entertainment segment revenues for the third quarter of 2003 increased by 127% compared to the third quarter of 2002 and increased 8% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to fluctuations in orders related to the Microsoft Xbox program.

Gross profit margins as a percentage of sales for the home entertainment segment increased from 44% in the third quarter of 2002 to 47% in the third quarter of 2003 and increased from 45% in the nine months ended September 30, 2002 to 47% in the nine months ended September 30, 2003 due to a higher ratio of low volume, higher margin product sales in the 2003 periods.

E-Transactions

E-transactions segment revenues for the third quarter of 2003 increased 1% compared to the third quarter of 2002 and increased 56% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to an increase in the number of larger volume customers, a broadened product line and a slight improvement in the general economic climate for corporate capital expenditures for information technology products.

Gross profit margins as a percentage of sales for the E-transactions segment increased from 34% in the third quarter of 2002 to 55% in the third quarter of 2003 and from 49% in the nine months ended September 30, 2002 to 55% in the nine months ended September 30, 2003 due to a low gross profit margin software-related revenue transaction that occurred in the third quarter of 2002.

Specialty Components

Specialty components segment revenues for the third quarter of 2003 decreased 25% compared to the third quarter of 2002 and decreased 7% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to a particularly large order shipped in the third quarter of 2002 to a customer in the medical device industry.

Gross profit margins as a percentage of sales for the specialty components segment increased from 51% in the third quarter of 2002 to 65% in the third quarter of 2003 and increased from 48% in the nine months ended September 30, 2002 to 65% in the nine months ended September 30, 2003 primarily due to a greater proportion of sales of higher margin computer input applications as compared with sales of lower margin custom applications.

Results of Operations – Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2003

The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	100%	100%	100%	100%

Gross profit	40.7	41.9	41.2	41.8
Operating expenses:
Product development and research	11.3	10.6	13.7	11.5
Selling, general and administrative	29.0	27.8	31.3	27.9

Total operating expenses	40.3	38.4	45.0	39.4

Operating income (loss)	0.4	3.5	(3.8)	2.4
Other income (loss)	0.2	—	—	0.8
Income tax expense	—	0.5	—	0.2

Net income (loss)	0.6%	3.0%	(3.8)%	3.0%

Consolidated revenues increased 18% from $6.6 million in the third quarter of 2002 to $7.8 million in the third quarter of 2003 and increased 24% from $18.1 million in the nine months ended September 30, 2002 to $22.3 million in the nine months ended September 30, 2003 due to the reasons described in the business segment analysis above.

Gross profit as a percentage of sales increased from 40.7% in the three months ended September 30, 2002 to 41.9% in the three months ended September 30, 2003 and increased from 41.2% in the nine months ended September 30, 2002 to 41.8% for the nine months ended September 30, 2003 for the reasons described in the business segment analysis above. Additionally, $330,000 and $531,000 in inventory write downs were recorded in the three and six month periods ended June 30, 2003, respectively, in accordance with our inventory reserve methodology described in the Critical Accounting Policies – Inventory Reserve section of this report.

Product development and research expense increased 11% from $748,000 in the three months ended September 30, 2002 to $828,000 in the three months ended September 30, 2003 and increased 3% from $2.5 million in the nine months ended September 30, 2002 to $2.6 million for the nine months ended September 30, 2003. The increased costs in the 2003 periods are due to the further development of new products for the business communications-branded and e-transactions product lines.

Selling, general and administrative expense (SG&A) increased 13% from $1.9 million in the three months ended September 30, 2002 to $2.2 million in the three months ended September 30 2003, and increased 10% from $5.7 million in the nine months ended September 30, 2002 to $6.2 million in the nine months ended September 30, 2003. The dollar increase is the result of the marketing support related to the new Business Communication – Branded products and the percentage decrease is the result of leveraging of fixed SG&A over a larger sales base.

Other income in the first quarter of 2003 included a $180,000 gain associated with the settlement of a lawsuit with one of our former component suppliers in Japan.

Due to net operating loss (NOL) carryforwards, no tax provision was necessary related to our U.S. and Japanese operations. However, our Hong Kong logistics operation did record an income tax provision in the 2003 periods presented.

Due to sales growth, improved gross margins, successful cost containment measures and other income described above, net income improved to $238,000 for the third quarter of 2003 as compared to net income of $40,000 in the third quarter of 2002 and improved to $659,000 in the nine months ended September 30, 2003 as compared to a net loss of $692,000 in the nine months ended September 30, 2002.

Liquidity and Capital Resources

Working capital at September 30, 2003 was $19.7 million versus $16.2 million at the end of 2002. The increase is a result primarily of the improvement in net income for the first nine months of 2003 plus the additional equity issued in the third quarter of 2003 related to the exercise of employee stock options.

Operations used $3.8 million in cash in the first nine months of 2003 primarily due to investments in working capital designed to facilitate our further penetration into the business communications-branded channel. This compares to cash generated by operations of $425,000 in the first nine months of 2002.

We spent $279,000 in the first nine months of 2003 and $286,000 in the first nine months of 2002 to purchase additional manufacturing equipment and computer equipment related to our internal computer network.

We made payments on long-term debt of $474,000 in the first nine months of 2003 and $1.2 million in the first nine months of 2002. Net proceeds from the exercise of stock options and stockholder loan repayments were $2.8 million in the first nine months of 2003 and $73,000 in the first nine months of 2002.

We believe we can fund operations for at least the next 12 months from our current cash and cash equivalents balance ($6.1 million as of September 30, 2003). Additionally, in July 2003, we renegotiated our U.S. bank line of credit (unused at September 30, 2003) to provide $3 million in availability and to eliminate the previous requirement of cash and investment collateral. Negotiated lines of credit in Japan and the further exercise of employee stock options are also potential sources of capital available to us. We require liquidity to fund capital expenditures and for working capital and other general corporate purposes.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the heading “Forward-looking Statements”, “Historical Factors Affecting Financial Performance” and “Business Segment Overview – three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2003.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. We adopted this issue on July 1, 2003 and the adoption had no material impact on our operating results or financial position.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement on July 1, 2003 and the adoption had no material impact on our financial condition or results of operations.

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

(b)  Reports on Form 8-K

On September 12, 2003, we filed a Current Report on Form 8-K under “Item 4. Changes in Registrant’s Certifying Accountants” announcing our dismissal of KPMG LLP as our principal accountant effective September 12, 2003 and our engagement of BDO Siedman, LLP as our new principal accountant as of that date. A letter from KPMG LLP addressed to the Securities and Exchange Commission confirming statements made by us in the report was attached to the report as Exhibit 99.1.

On October 27, 2003, we filed a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” reporting that on October 27, 2003, we issued a press release announcing our financial results for the quarter ended September 30, 2003. Our press release was attached to the report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: November 14, 2003	/s/ PAUL D. MEYER
Paul D. Meyer Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.