Form 10-K
period 2003-12-31
INTERLINK ELECTRONICS INC
filed 2004-03-22
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

On June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $57,910,891 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of common stock held by officers and directors of the registrant are not included in the computations; however, the registrant made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of March 4, 2004 the number of shares of the registrant’s Common Stock outstanding was 11,276,038.

Documents incorporated by reference:

Portions of Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

INTERLINK ELECTRONICS, INC.

i

PART I

ITEM 1.	BUSINESS

Overview

We design, develop and sell intuitive interface technologies and solutions for a variety of business and home applications. Our products include interactive remote input devices, pen input pads, and integrated cursor control devices. Our remote input devices enable a user to control and communicate with electronic products, such as computers, digital projection systems and digital televisions, by providing an intuitive device on which the user can remotely input a variety of commands. We also design and sell products that record and bind signatures to contracts or any legally-executed document. Our products incorporate proprietary sensor and wireless communication technologies and ergonomic designs.

We currently focus on three principal markets that we refer to as our business communications, e-transactions and home entertainment markets. We serve a global customer base from our corporate headquarters in Camarillo, California, where we also manufacture all of our “force sensing resistor” or FSR technology. We have sales offices in Tokyo and Taiwan, a production logistics center in Hong Kong and a product engineering center in China.

Our products benefit from a diverse technology portfolio based on trade secrets, patented inventions and proprietary software. These technologies include our FSR technology, wireless communication technologies and product design features. Alone and in collaboration with our industry partners, we have developed numerous technologies that support various product applications.

We make FSR based sensors that we and others incorporate into electronic control and input devices. Our FSR technology captures a three-dimensional record of any input, recording both the location of the input on an x/y grid and the pressure applied at any point and is therefore capable of supporting complex data input and process control functions such as signature authentication. Our FSR based sensors are scalable through a wide range of sizes from a fraction of an inch in diameter to several feet across and can therefore be applied to requirements as diverse as miniaturized input devices on microelectronic consumer products, such as cellular telephones, to seat sensors in automobiles. Combining our FSR technology with proprietary wireless data transmission technologies permits us to offer a wide range of intuitive devices on which the user can remotely input a variety of commands. We offer our sensors either as discrete components for installation in a device manufactured by our customer or as complete devices, such as remote input devices. With respect to the latter, we offer proprietary, ergonomic designs or are capable of delivering custom products designed to customer specifications. We also offer, through retail and other channels, a line of business communication products branded with the Interlink name.

Market Opportunities

Business Communications. Presentation projectors enable visual or mixed-media presentations using PowerPoint or other presentation software. As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the mechanisms to control the presentation process have undergone a similar evolution. Today, it is possible for a presenter to control various characteristics of a sophisticated audio-visual presentation using a small, wireless device. Unlike slide presentations, that cannot be edited, or overhead presentations that can be edited only by standing over the projector and writing with a pen or grease pencil, a presentation given on a computer-driven presentation projector can be controlled, edited, amplified, distributed and otherwise manipulated electronically. This demands a wireless input device that can transmit a wide variety of commands and support complex control functions in an intuitive manner.

Computer linked presentation projectors have been in use for over a decade. The industry has recently introduced business communications hardware that significantly reduces the size and weight and increases the resolution and brightness of presentation projectors. Increased portability is enabling many users to travel with a complete presentation system that fit in a standard briefcase. In addition, the rapid growth of digital photography and video has created a consumer application for computer-linked projectors and has expanded the universe of original equipment manufacturers (“OEMs”) of presentation systems to include many of the leading computer manufacturers such as Dell, Gateway, Hewlett-Packard/Compaq and IBM, who offer presentation systems separately and, in some cases, to purchasers of laptop computers as a part of a bundled package.

The proliferation of presentation software and projectors has also given rise to an aftermarket for control devices. Many presentation projectors are shipped with rudimentary control devices that lack the intuitive and advanced control features provided by our devices. Some presenters use their computer monitor or notebook computer instead of a projector. These consumers constitute a significant market that we address with our branded devices.

E-transactions. Electronic document management and transmission has become the norm for business transactions but, until recently, signature of transaction documents could only be accomplished by using a pen and ink on paper followed by physical delivery of the signed documents. In many areas of commerce this imposes substantial time and cost burdens, most of which can be substantially reduced by a dependable and verifiable electronic signature process. Several major industries engage in financially significant and document intensive transactions as a regular part of their business. These include the financial industry, in particular the branch banking, insurance and mortgage/notary businesses, the healthcare industry and governmental entities. In addition, many businesses have document intensive processes in specific areas, including field sales force automation and human relations.

Compared with the traditional process of circulating paper documents for pen and ink signature, electronic verification can offer substantial time and money efficiencies in all of these applications. For example, a customer in the insurance industry reports that electronic document processing in its industry can reduce application costs by up to 90%. A major automobile leasing company reports that electronic document processing can reduce the time to return a car to inventory at the end of a lease from several weeks to as little as a few days.

Until 2000, the use of electronic signatures was limited by questions as to its validity. In that year, Congress enacted the Electronic Signatures in Global and National Commerce Act, which established that electronic signatures have the same legal validity as pen and ink signatures on paper. Other recently enacted federal laws, including the Government Paperwork Elimination Act, the Patriot Act and the Health Insurance Portability and Accountability Act, support the move toward electronic documentation by permitting electronic signatures. The National Notary Association has drafted a new Model Notary Act that suggests standards for electronic signature and notarization.

Home Entertainment. The use of remote devices to control consumer electronic products has been growing for at least the last quarter century. These devices were initially introduced for use with broadcast television sets and rapidly expanded to include control of various components of stereo and home theatre systems. As manufacturers of these remote devices strove to include more complex control functions and the ability to control multiple devices from a single remote, the devices themselves became increasingly complex and, without an intuitive process, incorporated a wide variety of control functions that the average customer did not know how to use. The advent of digital television and higher performance viewing devices has substantially increased the complexity of the processes that these devices may be required to control, while at the same time permitting the design of intuitive control systems involving feedback from the controlled product. The home entertainment market has also seen a proliferation in the number and variety of devices used to control game players and other electronic products unrelated to television programming.

Strategy

Our mission is to identify business and consumer markets in which our competitive strengths enable us be the leading provider of advanced intuitive interface devices and to establish and maintain a leadership position in those markets by implementing the following key strategies:

•	Leverage our momentum in the e-transactions market. We have spent the past five years developing advanced input products for the e-transactions market. We offered one of the first turnkey solutions in the field of electronic signature capture and believe we are uniquely positioned to address the electronic document authentication and processing needs of several industries that engage in financially significant and document intensive transactions. For example, Wells Fargo recently selected us to provide signature pads for a branch-wide implementation of its electronic document processing program. Other major customers beginning to adopt our ePad solutions include major insurance companies, such as Prudential and State Farm, financial services companies, such as Charles Schwab and Ford Credit Corp., government entities such as Veterans Administration hospitals, the Chicago Police Department and the U.S. Army and the sales/service force automation groups at several leading companies including Eastman Kodak, General Electric and Walgreens.

•	Maintaining our leadership position in the business communications market by offering effective presentation tools and technology solutions. We are the dominant supplier of advanced wireless input devices for presentation projector systems, supplying the majority of all wireless input devices used to control presentation projectors. We plan to leverage our leadership position and strong reputation to capture market share as new applications develop. We believe that we are well positioned to address a variety of sensor and remote control needs in the business and consumer markets.

•

Identifying fundamental changes in consumer or business practices resulting from technological change and developing technologies and products that facilitate this change. We remain alert to technological changes that alter the basic processes that businesses and consumers rely upon. For example, we developed our e-pad devices in anticipation of the needs of e-commerce for electronically-verifiable transaction documentation in a broad range of businesses. We are working aggressively to identify new applications as they develop and to apply our existing technologies to the design of solutions appropriate to these applications. We believe that by applying a disciplined approach to the identification and selection of our target markets and applications, we can achieve a leading position in those markets based on our strong intellectual property position and market relationships.

•	Maintaining and developing new strategic relationships with software developers and others addressing our target markets to deliver turnkey solutions. We work with software and hardware developers, integrators and others to provide turnkey solutions that address our customers’ evolving requirements. We believe that, by coupling our proprietary technologies with our partners’ expertise we can deliver solutions that uniquely address our customers’ requirements.

•	Leveraging and extending our strong intellectual property position. We have significant expertise in the design and manufacture of intuitive interface technologies and products. We intend to continue to broaden our intellectual property position through internal development to enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current product portfolio. We have numerous trade secrets and proprietary technologies and manufacturing processes that further strengthen our intellectual property position.

•	Opportunistically acquiring technologies and businesses that deepen our penetration into our target markets. We intend to evaluate acquisition opportunities that we believe will increase our market share in our target markets, improve our portfolio of intellectual property or strengthen our customer base. We intend to pursue strategic acquisitions and alliances with companies that have products or technologies that complement our current products, expand our global footprint, enhance our technical capabilities or expand our service offerings.

Products

Our products address customer needs in four principal areas: business communications, e-transactions, home entertainment and specialty components.

Business Communications. Our remote interface presentation devices are used to control presentation systems such as projectors. Our presentation system interface devices incorporate a pointing button to control the cursor and one or more function selection buttons. Depending on the OEM customer’s requirements or the target retail market, our devices can offer full mouse functionality and incorporate other features, such as a laser pointer. We have recently introduced a product that combines a signal receiver with a flash memory chip, thus enabling a presenter to use locally available hardware while traveling with the presentation stored in the receiver. Our remote presentation devices range from a simple interface device with only a pointing device and a single click button to devices with 30 function keys.

Most of our remote presentation devices incorporate our patented ClickTrigger button, which allows the presenter to enter the most common commands (usually to advance to the next slide) with the index finger, leaving the thumb free for less commonly used functions. These devices are ergonomically designed to allow the device to fit into the hand so that all controls and functions are available without shifting the position of the device, making it easier to locate the appropriate button.

Typical remote input devices use infrared signals, which operate only on a “line of sight” basis and therefore require the device to be pointed at the signal receiver on or near the presentation projector. We have developed proprietary signal transmission technology that supports a non-directional signal, thus enabling the projector to be controlled without regard to the respective orientation of the transmitter and the receiver. We also support all of the common communications protocols such as radio frequency, Bluetooth, 802.11 and infrared.

Simple remote control devices for use with presentation projectors, televisions and other audiovisual products are widely manufactured using other technologies and are adequate for channel selection, volume control and the other basic functions for which they are used. Our remote control devices address more complex requirements such as remote control of business and other presentations where the control process must not distract the user’s audience, and the digital television market where the communication process involves high levels of complexity.

E-transactions. We have developed electronic signature processes targeted at applications based on our proprietary FSR touchpad technology and application-specific software developed by us and others with whom we have entered into partnering arrangements.

Our ePad products incorporate an FSR touchpad mounted in a plastic case, combined with proprietary software and connected by a serial or U.S.B. cable to a computer. Like all of our touchpads, these products are actuated using a finger, electronic pen or any other device capable of exerting pressure at a given point on the sensor. In 2002, we introduced ePad-Ink, an LCD-based signature capture product. This product is compatible with existing signature verification software and permits signature capture and binding to a specific document in MS Word, Outlook, Excel, Adobe Acrobat, AutoDesk, AutoCad and a variety of Internet documents and proprietary electronic forms.

The signature imaging function can also be provided by a number of competitive point-of-sale signature devices but is, by itself, inadequate to meet the needs of our target markets. Because of the particular features of our FSR technology and proprietary software, the signature data recorded by our ePad products can include speed and pressure information that supports authentication of the signature, much as handwriting analysis supports authentication of a manual signature. We believe that the most important feature for our current customers is the binding process that our products and technology support. Our signature binding process electronically interweaves the signature data obtained from our touchpad into the document in such a manner that any subsequent change to the document or signature data destroys the signature, thus preventing the signature from being applied to a different or altered document.

We work with a broad range of industry partners to provide turnkey solutions to specific end-users. Our industry partners include key developers of signature capture, forms and imaging software, suppliers of related hardware to our targeted industries and system integrators. Working in close cooperation with the National Notary Association, we have developed an application specific version of our ePad product that addresses the particular authentication and recordkeeping requirements of notaries with respect to electronically executed documents.

Home Entertainment. Our home entertainment devices address the growing need for both remote and direct input devices to control an increasingly complex array of home entertainment products, including high performance viewing devices and home theaters. We also sell sensors to manufacturers of remote controls for integration into their products.

Our home entertainment development efforts are focused on interface devices that will directly control high end audiovisual products such as front and rear projectors, HDTV and plasma display televisions. Several television manufacturers, including Sony, Mitsubishi and Sanyo have announced their intention to introduce advanced viewing devices into the home market. We are working both directly with the manufacturers of these products and, at the chip level, with innovators of new projection and television technologies in an effort to integrate our interactive input devices with their products and technologies. A number of the companies that we expect will have significant offerings in the digital home entertainment market are our customers in our business communications segment. We believe that our strong relationships with these customers afford us an opportunity to work with them as they expand into this new market. Sales of these products began in 2003 and are modest but growing.

To address the more complex communication requirements of the new home entertainment products, we have developed our RemoteLink technology which supports simultaneous two-way interaction between the remote device and the controlled device. This technology enables total control of the variety of home entertainment options available using a highly intuitive user interface.

We make a sensor array that is an important component of Microsoft’s Xbox game controller. In 2002 and 2003, most of our revenue from home entertainment came from sales of the Xbox component. However, we have recently entered into an agreement to supply remote input devices to a major OEM for control of advanced viewing devices.

Specialty Components. Our specialty components business consists primarily of two product lines. We sell integrated cursor pointing technologies to manufacturers of notebook computers and industrial computers. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches. If the design process involves significant work, we may charge a product development fee. We continue to market these devices, both as stand-alone products and as components sold to OEMs for use in their products.

Mice and other cursor control devices are manufactured using a variety of sensor technologies. Our FSR based cursor control sensors are particularly well suited to applications that require full cursor control but that have limited space or available power, such as cell phones, PDAs and other handheld devices, or the need to operate in harsh environmental conditions, such as in industrial environments, or require a high level of reliability, such as medical applications.

The explosive growth in the use of handheld devices such as cellular telephones and PDAs and in the applications for which these devices are used, including games and Internet access, has created a need for miniaturized cursor control devices that have the full functionality of a mouse but can fit in the very limited geography of these very small products and can function in very limited power environments. We believe that our FSR sensors are ideally suited to this application and have developed our MicroNav sensor to provide full 360o cursor control and “press to select” functionality in a sensor that is less than 10 mm square and less than 1.5 mm in thickness. We offer this sensor in three basic formats, “sensor-only”, the sensor with accompanying microprocessor, and a module format ideal for “drop-in” solutions. We offer all three formats on an OEM basis to manufacturers of various handheld products. The product is currently under evaluation by several manufacturers of cell phones.

The specialty components market has been in the past, and we expect it to continue to be, a testing ground for new technologies that may have application in our other existing or potential markets.

Customers

We sell advanced wireless input devices principally to OEMs and as branded products through a variety of distributors and value added resellers. We serve a broad range of customers including many of the leading global electronics companies such as Dell, Hewlett Packard, Hitachi, IBM, InFocus, Microsoft, Mitsubishi, NEC, Panasonic, Philips, Sanyo, Sharp, Sony and Toshiba.

Within the e-transactions market, we serve a diverse set of customers across several industries including Wells Fargo, Prudential, State Farm, Charles Schwab, Ford Credit Corporation, Veterans Administrations Hospital, Eastman Kodak, General Electric and Walgreens.

Selected specialty component customers include Baxter Medical, Kontron and Varian.

As a result of having served many of these clients over a number of years, we believe that we have established a reputation as a dependable producer of quality devices and components and as an innovator of solutions that support our clients.

Technologies

We have developed technologies in two principal areas: FSRs and wireless communications and remote control technologies.

Force Sensing Resistors. Our products incorporate one or more FSRs. A basic FSR can detect and accurately measure a force applied to it, thereby enabling precise control of the process applying the force. A more complex sensor, known as a “four zone” sensor, has four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. By toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. An FSR sensor can also serve as a touchpad by incorporating a two-dimensional grid capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. In contrast to most standard touchpads, FSR touchpads can also measure the amount of pressure applied at any point on the grid, thereby creating a three-dimensional characterization of input along X, Y, and P (pressure) axes. This type of device can be used to support functions such as handwriting input, where not only the outline of the signature but the pressure applied in writing it, can be measured, or computer cursor control, where variable cursor speed is desirable.

Our FSR sensors can be as thin as one-hundredth of an inch, making them particularly well suited for use where space is a critical issue, as in notebook and sub-notebook keyboards and handheld devices. In touchpad applications, they consume significantly less power than do capacitive touchpads, the principal competing technology. FSRs are therefore an appropriate choice for products that depend on battery power, and particularly for products with limited battery capacity. Also, unlike capacitive touchpads which react to the electrical capacitance in a human finger, FSRs react to pressure from any object and therefore support pen input. FSR sensors have no moving parts and can be packaged in a sealed environment. They are therefore highly reliable, retaining their performance through tens of millions of actuations, even in adverse environments involving heat, moisture, and chemical contamination.

Wireless Communications and Remote Controls. We have expertise in and can support any of the popular wireless communication protocols and have developed our own proprietary communications technology. Our RemoteLink technology uses a proprietary optical carrier design to provide a relatively high speed, multi-channel, digital or analog, optical communications link that does not interfere with, or become contaminated by, signals from IR remote controls. RemoteLink can be configured to support multiple users and simultaneous channels operating over a number of carrier frequency spectrums, including the 1 to 6 megahertz range. RemoteLink’s bandwidth supports wireless data transmissions of up to

100 kilobits per second and a 6 kilohertz bandwidth analog transmission at distances of up to 10 meters. RemoteLink technology can simultaneously transmit data, voice and legacy IR codes. RemoteLink technology’s ability to transmit legacy IR codes makes it compatible with existing remote controls. We have also created a number of applications that allow our hardware technologies to support specific functions. These applications, for example, enable our touchpads to support our patented Pad-To-Screen (PTS) mapping and gesture control technologies. We expect to develop, or work with others to develop, new applications that will allow our intuitive interface devices to control an ever increasing number of interactive functions.

As of December 31, 2003, we employed 33 people in our product design, engineering support and advanced technology departments in the U.S., Japan and China. As appropriate, we engage outside software development firms to facilitate the integration of our products into our customers’ products.

Most of our current research and development efforts are focused on further development of our technologies surrounding pad-centric input devices and wireless communication protocols. Ongoing efforts are also directed at enhancing the ergonomics of our interface designs, such as touchpad input and our ClickTrigger control.

Intellectual Property

Our intellectual property portfolio consists of trade secrets, patents and proprietary software.

Trade Secrets. FSR sensors are manufactured using screen printing techniques. All proprietary aspects of the manufacturing process are conducted in-house at Interlink to maintain quality and protect the force sensing technology. While screen printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR sensors require considerable expertise. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. In the course of developing our products, we have developed expertise in various aspects of wireless communication, signature verification protocols and other matters that we believe afford us a meaningful advantage in our target markets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

Patents. We regularly file U.S. and foreign patent applications to cover new or improved technologies, manufacturing methods, and product designs. These filings protect methods of manufacturing FSR sensors and new innovations in types of FSR sensors, as well as inventions related to wireless communication and intuitive control.

The first of our patents for FSRs, which cover certain aspects of the use of an uneven surface to produce variable resistance, expired in 1999 and others expired between then and mid 2002. However, the FSR sensors that we make today are covered by a number of patents related to their function, formulation and manufacture. Our issued FSR-related patents expire between 2005 and 2020. Additional FSR-related patents are pending that, if issued, would expire between 2023 and 2025.

Patents covering wireless communications and intuitive control inventions relate to our high-speed infrared RemoteLink technology as well as various intuitive control and ergonomic features of our advanced pad-based home entertainment/personal computer remote controls. These technologies allow intuitive gestures on pad-based remote controls to control home entertainment systems, or to highlight parts of a slide during a presentation. They also include our ClickTrigger, input key.

Issued patents covering wireless communications and intuitive control inventions will expire between 2016 and 2023. Additional such patents are pending that, if issued, would expire between 2018 and 2024.

Software. We have developed software that we use in our products and have acquired rights to software developed by others. Particularly in our e-transactions market, we have assembled a portfolio of application specific software technologies that address our target markets. We expect to aggressively develop or acquire additional application technologies supporting this and other markets.

While we believe our proprietary technology affords some competitive advantage, such protection is limited by the resources available to us to identify potential infringements and to defend our rights against infringement. The extent of the protection offered by any patent is subject to determinations as to its scope and validity that would be made only in litigation. We cannot be sure that our intellectual property will afford meaningful protection from competition.

Sales and Marketing

For sales of business communication and home entertainment products, we employ a direct sales team of six people in the U.S., three in Japan and one in Taiwan. Each sales team is supported by inside sales personnel, product managers and application engineers. For our branded products, we also use value-added resellers, system integrators and distributors throughout the U.S. and Europe.

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

For branded products, we use public relations, third-party product reviews, trade shows and direct advertising to generate customer awareness. Direct sales calls are made to potential distributors and specialty resellers. Once a customer relationship is established, we support these customers with co-op advertising, sales “spiffs” (sales incentives for customer telemarketing sales representatives), end-user rebates and other promotions.

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

We attempt to exploit to the greatest possible extent our relationships with our existing business communication OEM customers to facilitate the introduction of our products in the home entertainment market. We also benefit from sales by our industry partners or products that combine our respective components or technologies.

For e-transactions sales, we use public relations activity, direct advertising and trade show participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. To a lesser extent, we leverage the sales and marketing resources of our software partners. We are also teamed with the National Notary Association in connection with sales of ePad devices to notaries.

Our specialty components business is supported by internal design engineers who initially determine whether a sales opportunity should be pursued and work with new customers to design a product to meet the customer’s need.

Manufacturing

We seek to maximize protection of our proprietary technology by keeping the development and manufacturing of all FSR sensors at our facility in Camarillo, California. At the same time, we are expanding our product development and manufacturing capabilities relating to non-FSR components in Asia.

Prior to 2001, we contracted directly with offshore contract manufacturers for the manufacture of products other than the sensors themselves. In late 2001, we formed Interlink Electronics Asia Pacific Limited (IEAP), to coordinate our non-U.S. manufacturing activities. Based in Hong Kong, this wholly owned subsidiary purchases components, assembles them into kits and distributes the kits to one of several contract manufacturers for assembly. Depending on the situation, finished products are either shipped to the customer at the direction of IEAP or picked up by the customer at the contract manufacturer. IEAP maintains an active oversight and quality control program and regularly evaluates the capacity and performance of its contract manufacturers. IEAP also owns all production tools. We believe that there exists a wide range of choice of contract manufacturers and that manufacturing can be shifted to other manufacturers, if necessary, without significant interruption of business.

We acquire raw materials and components for our FSR sensors from a number of sources, mostly within the United States. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of which are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods.

Competition

In our business communications and home entertainment market, we face competition from manufacturers of less advanced remote devices, including Hoshiden Corporation, SMK Corporation and Koninklijke Philips Electronics N.V, as well as our OEM customers themselves who could choose to manufacture some or all of the products or components that they currently buy from us. At retail, we face competition from a number of aftermarket control device competitors, including Logitech. Our e-transactions market is emerging and competition in it has not been established. However, a wide variety of companies that currently supply products or services to our targeted customers can be expected to try to expand the range of products or services that they offer to include advanced signature input devices. Also, manufacturers of basic point-of-sale signature input devices may develop more advanced features that address our target markets. If the market for these products grows as we believe it will, it can be expected to attract additional competitors.

Our specialty components business faces competition from a variety of sources depending on the application.

Many of the companies with whom we currently compete or may compete in the future have long-standing customer relationships with key potential customers. These competitors may develop or acquire enhanced technologies sufficient to maintain or improve their market share. Moreover, competitive pricing pressures on our OEM customers’ products may force them to choose lower cost, less sophisticated solutions from our competitors. We expect that our success against our competition will depend on our ability use our technology, experience and industry relationships to offer timely and effective solutions to our customers.

Employees

We had 111 full-time employees in the United States as of December 31, 2003, 106 at our corporate offices and manufacturing facilities in California, and five at our regional sales offices in the U.S., one at our regional sales office in Canada, and one in our regional sales office in Taiwan. Our Japanese subsidiary had 35 employees and 14 employees were located at our Chinese subsidiary in Hong Kong on that date.

Risk Factors

We are entering new markets and if we fail to accurately predict the growth of these new markets, we may suffer reduced earnings.

Our sales have been concentrated in our business communications and specialty components markets. However, we are devoting significant resources to the development of products and the support of marketing and sales efforts in new markets, such as our e-transactions market. We expect to continue to identify and develop products for new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able accurately to forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses or reduced earnings.

Failure to maintain, develop and expand our OEM relationships may harm our business.

Sales to OEMs constituted 63% of our total sales in 2003. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our business communications products that are sold to OEMs consist primarily of remote devices that are packaged with presentation systems. If our OEM customers experience a significant reduction in demand for presentation systems it will significantly decrease demand for our remote devices.

Our ability to generate increased revenues also depends significantly on the extent to which our OEM customers develop, promote and sell products that incorporate our technology and products. If our OEM customers do not successfully develop and market products that incorporate our products, sales of our products to our OEM customers would be adversely affected. The extent to which our OEM customers develop, promote and sell our products is based on a number of factors that are largely beyond our ability to control.

The loss of any significant customer or any cancellation, reduction or delay of a large purchase by a significant customer could reduce our revenue and require us to write-down inventory.

In 2003, approximately 64% of our total sales were to our business communication customers and most of these sales were to OEM customers. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business. On two occasions, we have taken significant inventory write-downs that resulted from OEM customer orders falling short of our expectations.

Substantially all of our home entertainment sales have consisted of sales to Microsoft of components used in its “Xbox” product. The continuation of these sales depends absolutely on sales of the Xbox and Microsoft’s continuing decision to incorporate our components in it and in future generations of the Xbox product. We understand that Microsoft is designing a new generation of Xbox and we cannot assure you that our products will be incorporated in it.

Failure to increase market awareness and acceptance of e-transactions and our e-transaction products may cause our revenues in this market to fall short of our expectations.

The prospects for our e-transactions business depend in part on the acceptance by our target markets of electronic signatures as a replacement for traditional pen and ink signatures. The market for e-transactions is new and emerging and we cannot be certain that it will continue to develop or grow or that businesses will elect to adopt our products rather than continuing to rely on traditional pen and ink signatures. Businesses that have invested substantial resources in traditional infrastructures may be reluctant to adopt an electronic approach to replace their existing systems. Concerns about privacy and fraud, may cause businesses not to adopt e-transactions or our e-transaction products. We expect that we will need to continue to pursue intensive marketing and sales efforts to educate prospective customers about the benefits of e-transactions and our e-transaction products. If market awareness and acceptance of e-transactions does not occur, our revenues and profitability in this market will fall short of our expectations.

Business acquisitions or partnering arrangements may disrupt our business, dilute shareholder value and distract management’s attention.

As part of our business strategy, we plan to consider acquisitions of, or significant investments in, businesses with services, products or technologies that we believe could complement or expand our business. Such acquisitions or investments involve numerous risks, including:

•	unanticipated costs and liabilities;

•	difficulty of integrating the operations, products and personnel of the acquired business;

•	difficulties in managing the financial and strategic position of acquired or developed products and technologies;

•	difficulties in maintaining customer relationships;

•	diversion of management’s attention;

•	inability to maintain uniform standards, controls, policies and procedures;

•	impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business; and

•	accounting results that are unrelated to the performance of either business.

Acquisitions also frequently result in recording of goodwill and other intangible assets that are subject to potential impairments in the future. In addition, if we finance acquisitions by using convertible debt or stock, our existing stockholders may be diluted which could affect the market price of our stock. If we fail to properly evaluate and execute acquisitions or investments, we may not achieve the anticipated additional benefit to our business, and we may incur costs in excess of what we anticipate.

If we are unable to keep pace with rapid technological change and gain market acceptance of new products, our business may suffer.

Technology, both in our markets and in our customers’ markets, is undergoing rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, the following:

•	we must accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

•	we must provide products that are not only technologically sophisticated but are also available at a price within market tolerances and competitive with comparable products;

•	we must establish and effectively defend our ownership of the intellectual property supporting our products; and

•	we must enter into relationships with other companies that have developed complementary technology on which our products also depend.

We cannot assure you that we will be able to achieve any of these objectives.

If we fail to manage our growth successfully, our business could be harmed.

The ability to operate our business in rapidly evolving markets requires an effective planning and management process. We expect that growth in our business will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage any potential future growth effectively will require us to attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired.

Most of our OEM and major retail customers order from us on a “just in time” basis, which requires us to estimate demand for particular products.

The agreements or understandings that we reach with most of our OEM customers specify various terms such as product design and price, but do not constitute firm purchase orders for a specific number of products or components. Our OEM customers typically place firm purchase orders on a “just in time” basis and expect products or components to be shipped to them as soon as they can be made. In anticipation of customer demand, we are often required to purchase raw materials and components based on estimates of customer demand derived from non-binding information furnished by the customer. In some cases, regardless of the applicable contract terms, retail products may be returned or payment delayed based on whether the products have been sold at retail. Accordingly, our backlog of firm orders is typically quite small in relation to the volume of our sales and we maintain significant bad debt reserves. If customer purchase orders differ substantially from our estimates or retail sales fall short of our expectations, we may accumulate excess inventory that we may have, eventually, to write off. If we underestimate demand, we may be unable to meet customer needs, which could harm our relationship with the customer.

We rely on third-parties for the materials that we use to manufacture our products and a shortage of supply could adversely affect our revenues, operating results and customer relationships.

We rely on third-party suppliers for the raw material components of our products. We cannot assure you that our suppliers will be able to maintain an adequate supply of these raw materials to enable us to fulfill all of our customers’ orders on a timely basis. A failure to obtain an adequate supply of the materials for our products could increase our costs of goods sold, cause us to fail to meet delivery commitments and cause our customers to purchase from our competitors, which could adversely affect our operating results and customer relationships.

Disruptions in our manufacturing facilities or arrangements could cause our revenues and operating results to decline.

We manufacture all of our FSR sensors at our Camarillo, California facility. This facility is vulnerable to damage from earthquakes, floods, fires, power loss and similar events. It could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at our manufacturing facility could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which may cause our revenues and operating results to decline.

All of our non-FSR product manufacturing, is currently done by third-parties in China identified and managed through our Hong Kong subsidiary. We rely on our subsidiary to select and contract with contract manufacturers with suitable manufacturing facilities and appropriately trained employees. An interruption in our current manufacturing arrangements could adversely affect our revenues, operating results and customer relationships.

Performance, reliability or quality problems with our products may cause our customers to reduce or cancel orders which would harm our operating results.

We regularly introduce new products with new technologies or manufacturing processes. Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the product. Detection of such errors could result in delays in shipping and sales during the period required to correct such errors. Defects may also result in product returns, loss of sales and cancelled orders, delays in market acceptance, injury to our reputation, injury to customer relationships and increased warranty costs, which could have an adverse effect on our business, operating results and financial condition.

International sales and manufacturing risks could adversely affect our operating results.

Our revenue from international sales accounted for approximately 64%, 59% and 51% of net sales for 2001, 2002 and 2003, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third-parties in China. Our international operations involve a number of risks, including:

•	import-export license requirements, tariffs, taxes and other trade barriers;

•	difficulty in staffing and managing foreign operations;

•	ability to secure credit and funding;

•	foreign collection problems;

•	reduced protection of intellectual property rights;

•	international unrest;

•	political and economic instability; and

•	transportation risks.

Any of the above factors could adversely affect our operating results.

Our operating results could be adversely affected by fluctuations in the value of foreign currencies.

International sales made through our Japanese subsidiary are generally denominated in yen. A weak yen would materially affect total revenue and could result in a decrease in dollar revenue even though sales remained constant or increased. We also contract for most of our large-volume, non-technical manufacturing in China. Although we contract in U.S. dollars, a weakening of the dollar could cause existing contracts to be uneconomic to the vendor and therefore require a renegotiation. Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Japanese yen, in particular, has fluctuated in value due in part to the economic problems experienced by Asian countries and the recent devaluation of the U.S. dollar. Although we engage in currency hedging transactions in order to protect ourselves from risks of Japanese yen currency fluctuations, we cannot assure you that these activities will protect us from such risks.

Our markets are intensely competitive and many of our potential competitors have resources that we lack.

Our markets are competitive and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets and our OEM customers themselves, who could choose to manufacture products that they currently buy from us. Our competitors and potential competitors may have established business relationships that may afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

Our products are often customer-specific, and from time to time we may need to write off excess or obsolete inventory.

A substantial percentage of our intuitive interface devices and components are customer-specific and cannot be easily recycled for sale to other customers. However, we must have sufficient quantities of our products available to satisfy our customers’ demands. If a particular customer fails to order as expected or cancels or substantially delays an order, we may have excess inventory that we may be required to hold for long periods of time or that may eventually become obsolete. In these situations, we may be required to write off or write down inventory, which would have a material adverse effect on our results of operations.

A failure to attract and retain qualified individuals for critical positions could have an adverse impact on our business.

Our success is substantially dependent on the continued availability of our key management and technical personnel, including the employees listed in the management table appearing later in this Annual Report. Several of our key management personnel have been with us throughout most of our history and have substantial experience with our business and technology. If one or more of our key management personnel leaves Interlink and we are unable to find a replacement with the combination of skills and attributes necessary to execute our business plan, it may have an adverse impact on our business. Our success will also depend, in part, on our ability to attract and retain additional qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally.

If our products do not support evolving industry standards, they may not achieve or maintain market acceptance and our revenues may decline.

Our wireless communication products must communicate using whatever communication protocol is chosen by the customer. Supporting a particular communication protocol requires specific technical expertise and we expect that we will be required to establish and maintain such expertise with respect to each commonly used communication protocol. New communication protocols are constantly under development and we may fail to acquire the necessary experience to support a popular new protocol or to respond to changes in an existing protocol. In our e-transactions business, our customers will expect that our products will enable them to comply with applicable requirements relating to electronic signatures, such as the Electronic Signatures in Global Commerce Act and procedures adopted by the National Notary Association. If our products do not support these requirements, sales of our e-transactions products would be adversely affected.

If we are not able to protect our intellectual property or if we infringe on the intellectual property of others, our business and operating results could be adversely affected.

We consider our intellectual property to be a key element of our ability to compete in our chosen markets. We rely on a combination of patents, trade secrets and proprietary software to establish and protect our intellectual property rights. We cannot assure you that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology. We also cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted will provide proprietary protection. Litigation may be necessary to enforce our patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, regardless of the final outcome of the litigation.

We are not currently engaged in any patent infringement suits but we have been threatened with one such suit in recent years. Despite our efforts to maintain and safeguard our proprietary rights, we cannot assure you that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses or to pay substantial royalties. In addition, if we were found to infringe, we could be required to pay substantial damages, pay royalties in the future and/or be enjoined from infringing in the future.

We rely on others for aspects of our technology development.

Our in-house research and development expertise is focused on our sensor and communication technologies. We do not have broadly-based expertise in software development, chip design or other critical technological aspects of a complete product. We rely on other companies with whom we may contract or enter into joint development agreements to provide these aspects of our product technologies. We cannot assure you that we will be able to contract or otherwise arrange for these services in the future. We also cannot assure you that a developer with whom we contract for technology will not use or permit others to use similar technology in competition with us.

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

We also make available free of charge through our Internet website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practical after we file such materials with the SEC (http://www.interlinkelectronics.com).

ITEM 2.	PROPERTIES

Our corporate offices and principal manufacturing facilities are located in a 41,197 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until February 2009 (with one option to extend for an additional sixty month period) and provides for an average monthly rent payment of $27,190.02. However, until we take possession of a 5,864 square foot portion, the average monthly rent payment is $23,319.78. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo, Japan. Our Hong Kong subsidiary, Interlink Electronics Asia Pacific Limited, leases office space in Hong Kong and warehouse space in Hong Kong and mainland China.

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any litigation that we expect will have a material adverse effect on our business, financial condition or results of operations. From time to time, we are involved in various legal actions that arise in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

ITEM 4(A).	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains information as of March 4, 2004 with respect to each person who is an executive officer of Interlink:

Name	Age	Position
E. Michael Thoben, III	50	President, Chief Executive Officer and Chairman of the Board
Paul D. Meyer	44	Chief Financial Officer and Secretary
Tamio Mori	57	President and General Manager, Interlink Electronics K.K.
Michael W. Ambrose	44	Sr. Vice President, Technology & Product Development

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

Tamio Mori has served as the president and general manager of Interlink Electronics, K.K., Interlink’s 80% owned Japanese subsidiary, since 1993. Prior to joining Interlink in 1993, Mr. Mori served in increasingly senior positions for 22 years with Mitsubishi Petrochemical Corporation, most recently as Assistant General Manager of New Business Development. Mr. Mori has a M.S. in Chemical Engineering and a B.S. in Organic Chemistry from Waseda University.

Michael W. Ambrose has served as Interlink’s vice president—engineering since June 1999. Between March 1998 and June 1999, he was director of engineering. From August 1995 to February 1998, Mr. Ambrose served as the director of marketing of Communication Intelligence Corp., a computer software company specializing in software for mobile computing, e-signatures and computer security. Prior to August 1995, he was employed by Logitech Inc., a computer peripherals company, as the general manager of its Gazelle Business Unit and as vice president of product marketing for Gazelle Graphic Systems. Mr. Ambrose holds a B.S. degree in electrical engineering from Washington State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol “LINK.” The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the quarters indicated. These prices do not include retail markups, markdowns or commissions.

	Low	High
Year ended December 31, 2002
First Quarter	$2.75	$6.20
Second Quarter	4.00	7.06
Third Quarter	2.50	4.55
Fourth Quarter	2.65	4.70
Year ended December 31, 2003
First Quarter	$2.50	$3.85
Second Quarter	2.78	6.15
Third Quarter	4.89	8.14
Fourth Quarter	5.41	8.40

On March 4, 2004, the closing price of the common stock on the Nasdaq National Market was $10.34. As of March 4, 2004 there were approximately 1,500 stockholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink’s outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 4, 2004 there were 11,276,038 shares outstanding.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per-share data)
Statement of Operations Data:
Revenues	$28,106	$33,870	$25,265	$25,043	$31,042
Cost of revenues	17,640	19,453	16,454	17,127	18,362

Gross profit	10,466	14,417	8,811	7,916	12,680
Operating expenses:
Product development and research	2,225	3,222	3,518	3,337	3,418
Selling, general and administrative	5,799	7,612	8,278	7,456	8,172

Total operating expenses	8,024	10,834	11,796	10,793	11,590

Operating income (loss)	2,442	3,583	(2,985)	(2,877)	1,090

Other income (expense):
Minority interest	(31)	(25)	(12)	68	—
Interest income (expense), net	35	94	174	(132)	(44)
Cost of cancelled equity offering	—	(769)	—	—	—
Other	(86)	(49)	45	(22)	48

Total other income (expense)	(82)	(749)	207	(86)	4

Income (loss) before provision for income tax expense (benefit)(2)	2,360	2,834	(2,778)	(2,963)	1,094
Provision for income tax expense (benefit)	252	(274)	(764)	1,301	28

Net income (loss)	$2,108	$3,108	$(2,014)	$(4,264)	$1,066

Earnings (loss) per share—basic(1)(2)	$0.26	$0.35	$(0.21)	$(0.44)	$0.10
Earnings (loss) per share—diluted(1)(2)	$0.21	$0.28	$(0.21)	$(0.44)	$0.09
Weighted average shares—basic(1)	8,016	8,892	9,645	9,766	10,339
Weighted average shares—diluted(1)	10,014	11,130	9,645	9,766	11,362

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Working capital	$17,644	$22,528	$19,333	$16,247	$20,019
Total assets	24,707	31,774	26,641	21,766	25,582
Short term debt	518	2,079	1,923	933	706
Long term debt	1,424	2,598	1,855	1,401	1,010
Stockholders’ equity	18,247	22,433	20,305	16,133	20,516

(1)	As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.
(2)	Adjustments to provisions for income tax expense during these periods have fluctuated due to the deferred tax asset valuation allowance. This has affected the comparability of net income (loss) and earnings per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture, market and sell intuitive interface devices and components for a variety of business and home applications. We generate revenues from the sale of our hardware products, such as FSR sensors, FSR-based subassemblies and complete advanced input device products. To a lesser extent, we derive revenue from the sale of software combined with our hardware. Depending on the application, this software may be internally developed or purchased from software partners.

We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Results of Operations-Business Segment Overview.

Cost of revenues includes material, assembly, labor in the U.S. and contract labor in China, manufacturing overhead at our U.S. facility and our China logistics center, software licensing and quality assurance costs.

Historical Financial Performance

The following chart shows revenues, gross profits and earnings by quarter since 1998:

Our revenues grew steadily from 1998 through the fourth quarter of 2000 principally as a result of increased sales of sensors and sensor components to the OEM computer industry and, after 1994, to sales to our business communications market. In 2001, primarily as a result of the downturn in the global economy, and in particular in the levels of business experienced by our OEM customers, our quarterly revenues declined materially. Since the beginning of 2002, our revenues have resumed a steady rate of growth due to a general improvement in the global economic climate and a broadening in the market for business presentation devices and the introduction of comparable products for consumer use. Other significant contributing factors have been sales of components for use in Microsoft’s Xbox game controller and increases, particularly in 2003, in sales in our e-transactions market.

Gross profits have generally trended with revenues except in the second quarter of 2001 and the fourth quarter of 2002. In both of those quarters we recorded material write-offs of obsolete inventory. Earnings have shown more quarter-to-quarter fluctuations than revenues but generally trended upward as revenues increased from 1998 through 2000. We began to experience quarterly losses in the second quarter of 2001, which continued, except for a break-even third quarter of 2002, through the end of 2002. In 2003, earnings resumed and generally trended upward during the year. In the second quarter of 2001 and the fourth quarter of 2002, we experienced significantly larger losses than in other loss quarters. In both cases, the unusual amount of the loss was attributable principally to write-offs of obsolete inventory. Beginning in the third quarter of 2001, we were able to limit losses despite a continuing decline in revenues by implementing an austerity program that included reductions in employee levels and strict cost controls. In implementing this program, we eliminated much of our sales and marketing efforts in our home entertainment segment and thus have a limited ability to influence near term increases in that segment.

Prior to 1999, operations was a net user of cash that we funded through existing cash balances, private placements of equity and, to a lesser extent, bank and lease financing. In 1999, operations was a net provider of cash, generating $2.9 million. In 2000, 2001 and 2002, operations was essentially cash flow break-even to marginally positive. Operations again consumed significant cash in the first three quarters of 2003 to fund the working capital requirements of our growth in the branded business communications market but improved slightly in the fourth quarter.

We believe that we have emerged from a difficult period for our industry with a history of recent losses but with a technology and product portfolio and a market and customer base that positions us well for growth that we expect to continue and, perhaps, to accelerate. However, as the 2001-2002 period clearly demonstrated, we are vulnerable to the effects of macroeconomic trends that may cause our expectations to be wrong. The reader should keep in mind that past performance is not necessarily indicative of future results.

Current Opportunities and Challenges

A considerable portion of our effort is directed at emerging markets, such as our e-transactions market where our success depends on our ability accurately to forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, therefore, our long-term performance.

Our quarterly results are often affected by volatility in orders for a particular product. For example, sales of sensors for the Microsoft Xbox constitute a significant source of revenue but are substantially dependent on Xbox sales that we cannot control or accurately forecast. Similarly, sales to large institutions of our e-transactions products typically come in relatively large orders that can be one-time events or can occur at widely-dispersed intervals.

Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” contained elsewhere in this Annual Report.

Management faces the constant challenge of balancing its investment in new technology, product development and marketing initiatives against the objective of steady earnings growth. A decision to make a significant investment in a new technology, product or marketing effort may have a short-to-medium term negative impact on earnings even if the investment proves to be justified. Because we intend to pursue a growth strategy, it is probable that we will make investments in new business opportunities that will increase operating costs, decrease margins and negatively impact earnings until the investment produces significant revenue growth.

We expect to use cash in the future to support growth through the purchase of new technologies or businesses and through internal technology, product and market development efforts. We expect to generate cash from existing operations and, depending on actual cash requirements, may seek to obtain cash from commercial borrowing and/or additional sales of securities.

Results of Operations

Business Segment Overview

Revenue and gross profit by market segment are shown in the following table:

	2001		2002		2003
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
-Revenue	$16,253	64%	$16,002	64%	$19,842	64%
-Gross Profit	4,961		3,597		6,483
-Gross Profit % of Segment Revenue	31%		22%		33%
Home Entertainment:
-Revenue	$1,964	8%	$2,478	10%	$2,405	8%
-Gross Profit	982		1,080		1,111
-Gross Profit % of Segment Revenue	50%		44%		46%
E-Transactions:
-Revenue	$963	4%	$1,731	7%	$4,165	13%
-Gross Profit	482		866		2,111
-Gross Profit % of Segment Revenue	50%		50%		51%
Specialty Components:
-Revenue	$6,085	24%	$4,832	19%	$4,630	15%
-Gross Profit	2,386		2,373		2,975
-Gross Profit % of Segment Revenue	39%		49%		64%
All Segments:
-Revenue	$25,265	100%	$25,043	100%	$31,042	100%
-Gross Profit	8,811		7,916		12,680
-Gross Profit % of Segment Revenue	35%		32%		41%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In 2003, OEM revenues comprised approximately 60% of business communications revenues as compared to 65% in 2002.

Overall, 2003 business communication revenues grew 24%. OEM revenues grew 19%, reflecting an approximate 34% growth in units coupled with an approximate 15% decline in average selling prices. In 2003, OEM average selling prices ranged from $10-$15. Revenues from branded products, which had average selling prices of approximately $80-$90 (before special price reductions) grew 33%. The growth in OEM units is consistent with the growth in the presentation projector market. The OEM average selling price decline is reflective of competitive price pressure affecting the industry as a whole. The branded unit volume increase results from our efforts to expand our channel customer base and broaden our product line.

Business communication gross margin in 2003 was 33% compared to 22% in 2002 but the gross margin in 2002 was reduced by approximately 15% by the inventory write-off ($2.3 million) recorded in fourth quarter of 2002. The decline in gross margin, excluding the impact of inventory write-offs, was due to the OEM average selling price decline discussed above.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller. Revenues related to the Xbox program accounted for approximately 80% of our home entertainment revenues in 2003.

2003 home entertainment revenues remained relatively flat as compared to 2002, reflecting a slight decline in Xbox related revenues and an offsetting improvement in sales of remote controls for advanced TV viewing devices.

Home entertainment gross margin improved to 46% in 2003 from 44% in 2002 due to increased sales of higher-margin remote controls for advanced TV viewing devices.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those type of sales.

2003 e-transaction revenues increased 140% over 2002 due to greater industry adoption of the e-pad product line and a large sale to a major U.S. bank recorded in fourth quarter of 2003.

E-transaction gross profit as a percentage of sales remained relatively consistent with 2002. We expect e-transaction gross profit margins to remain relatively the same in 2004.

Specialty Components

In our specialty components segment, we sell custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues were down 4% in 2003 as compared to 2002 due to greater competition in the industrial input market.

Specialty component gross margin improved to 64% in 2003 as compared to 49% in 2002 due to the lower amount of relatively lower margin industrial input sales in 2003.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For 2003, our product development and research costs increased 2% over 2002 due to development of new products in our branded business communication and e-transaction segments. As a percentage of revenues, product development and research costs declined to 11% in 2003 from 13% in 2002 due to sales growth leverage. However, we expect that product development and research costs will continue to exceed 10% of revenues for the foreseeable future.

Sales, general and administrative costs (SG&A) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For 2003, SG&A grew 10% over 2002 due to increased branded business communication channel marketing costs and increased sales commissions and general marketing commensurate with sales growth. As a percentage of revenues, SG&A declined to 26% in 2003 versus 30% in 2002 due to sales growth leverage.

In summary, our improved operating results in 2003 were attributable to the following factors:

•	24% growth in revenues that occurred in our business communications and e-transactions sectors;

•	the inventory write-off in 2002 that did not occur in 2003; and

•	7.4% growth in operating expenses supporting the 24% growth in revenues.

Total other income (expense) improved to a positive $4,000 in 2003 versus a negative $86,000 in 2002 due to lower interest expense due to lower debt levels partially offset by lower interest income from lower invested cash levels.

We have $32 million in net operating loss carryforwards (NOLs) for U.S. federal tax purposes. In 2000 and 2001, for accounting purposes, we recognized some of those NOLs as an accrued tax benefit. However, because of our subsequent losses in 2001 and 2002, in the fourth quarter of 2002 we recorded a valuation allowance of $1.3 million against our deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full. The Company’s federal net operating loss carryforwards are not impacted and can continue to be utilized for up to 19 years. The net income generated in 2003 is not necessarily indicative of future results. Therefore we have maintained the full valuation allowance against our deferred tax assets as of December 31, 2003. In 2003, we recorded income tax expense related to our Hong Kong subsidiary.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Business Communications

Our principal source of revenue in 2002 continued to be our business communications market. Sales in this segment recorded a net decline of 2% in fiscal 2002 as compared to fiscal 2001. However, the quarterly sales decline, a result of overall economic conditions that began in first quarter 2001, reversed direction in first quarter 2002 and we recorded a sequential quarterly improvement throughout 2002. This improvement was led by increased revenue in our U.S.-based OEM business, which increased 43% over 2001 due to the addition of new customers. Our Japan-based OEM business declined 28% compared to 2001 due to lower unit sales with existing customers. Our OEM business comprised 65% of total business communications revenues in 2002 as compared to 74% 2001. Our branded business improved 37% over 2001 with the expansion of our branded product line and increased number of distribution and reseller customers.

Gross margins for the business communications segment declined in 2002 due to the $2.3 million fourth quarter write-off of obsolete inventory related to our Japanese subsidiary, partially offset by the improving product mix of branded products.

Home Entertainment

Home entertainment revenues increased by 26% in 2002 due to the success of the Microsoft Xbox program. The Xbox program accounted for 92% and 75% of total home entertainment revenues in 2002 and 2001, respectively.

Home entertainment gross margin declined in 2002 due to the shift of the product mix to higher volume-lower margin programs (e.g. the Xbox program).

E-Transactions

E-transactions segment revenues increased 80% in 2002 over 2001 due to an increase in the number of larger volume customers and a slight improvement in the general economic climate for corporate capital expenditures for information technology products. Also, in late 2002, we introduced ePad-Ink to the ePad product line.

Gross margin for e-transactions for 2002 remained consistent with 2001.

Specialty Components

Specialty components revenues declined in 2002 due to the termination in third quarter of 2001 of the licensing agreement with IEE. 2001 revenues associated with the IEE program totaled $1.5 million.

Gross margin for the specialty components segment improved in 2002 due to the allocation to this segment of a portion of the $2 million write-off of obsolete inventory recorded in second quarter of 2001.

Operating Expenses

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

Liquidity and Capital Resources

Our capital resources have historically come from sales of equity securities and commercial borrowing. At times since 1999, operations has been a net generator of cash. Our principal historical cash requirements have been to fund new product and technology development, to support sales, marketing, inventory and accounts receivable cost and to fund losses in loss periods. While we expect continuing operations to generate cash, we anticipate that additional capital resources will be required to support future growth and expect to rely on additional sales of securities and commercial financing to provide the required resources. To some extent, we expect that our rate of growth will be within our control and, accordingly, we expect to adjust our growth commitments to reflect the availability and attractiveness of financing arrangements and non-growth-related cash requirements.

Cash flow comes principally from collection of accounts receivable and, to a lesser extent, from interest or other return on financial investments. We maintain what we believe to be appropriate reserves for doubtful accounts and are not aware of any prospective development that would impact collections differently from our historical experience. On two occasions, we have made substantial inventory reserve adjustments that reflect management’s judgment as to the recoverable value of inventory. We do not currently anticipate the need for a further inventory adjustment but any significant diminution in inventory value would ultimately affect cash flow.

We have $3 million of credit availability under our U.S. bank line of credit, none of which was used as of December 31, 2003. The availability of this credit is subject to various conditions and to our continuing compliance with certain covenants. As of December 31, 2003, we were in compliance with the applicable covenants and are not aware of any prospective development that would cause us to fail to be in such compliance.

We currently have modest commitments for capital expenditures and no material purchase obligations. Our long-term debt and operating lease obligations as of December 31, 2003 are set forth in the following table:

	Total	Less Than 1 Year	1-3 Years
Long-term debt obligations	$1,716	$706	$1,010
Operating lease obligations	92	73	19

Total	$1,808	$779	$1,029

In February 2004, we renegotiated and extended the terms of our Camarillo, California facilities. The new lease adds $287,000 to our 2004 lease commitments and $1,036,000 to our lease commitments in 2005, 2006 and 2007.

These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

Working capital decreased from $19.3 million at December 31, 2001 to $16.2 million at the end of 2002 and increased to $20.0 million at December 31, 2003. The decrease in 2002 is a result primarily of the operating loss for the year, while the increase in 2003 reflects improved results during the period and proceeds from the exercise of employee and management stock options. Except for the credit facilities described above, we have no commitments with respect to future capital resources.

Operations generated a positive cash flow of $451,000 in 2002. Operations used $3.5 million in 2003, all of it in the first three quarters. The improvement in 2002 was due primarily to improved accounts receivable collections coupled with the favorable timing of payments of accounts payable and accrued liabilities. The primary uses of cash in the first three quarters of 2003 were investments in working capital (accounts receivable and inventory) designed to facilitate our further penetration of the business communications branded channel, partially offset by the managed extension of payments of accounts payable and accrued liabilities. The decrease in use of cash in the fourth quarter of 2003 was due primarily to improved operating results. We expect to generate a positive cash flow from operations in 2004.

We spent $504,000 in 2002 and $643,000 in 2003 to purchase additional manufacturing and computer equipment.

We received proceeds from unsecured long-term bank loan (primarily from Japanese banks) of $188,000 in 2002, which was used to fund working capital requirements for our Japanese subsidiary. We made payments on long-term debt of $1.5 million and $618,000 in 2002 and 2003, respectively. Net proceeds from the exercise of stock options and stockholder loan repayments were $86,000 and $2.7 million in 2002 and 2003, respectively.

Application of Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

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

Provision for Income Tax. As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards (SFAS) No. 109, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

We first achieved profitable operations in 1995. Because of net operating loss (NOL) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In the fourth quarter of 2002 and for the 2003 year, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we recognized a valuation allowance against our deferred tax asset balance.

As of December 31, 2003, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $31,676,000, $11,282,000 and $1,084,000, respectively, which are available to offset future taxable income in those jurisdictions through 2022.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 30% and 23% of our revenues for 2002 and 2003, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS No. 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	2001	2002	2003
Increase (decrease) in revenues resulting from foreign currency fluctuations	$(770)	$534	$294
Hedging gains (losses)	750	284	(211)

Net revenue impact	$(20)	$818	$83

We calculate the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Interlink adopted this statement in 2003 and the adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 has not had a material impact on our financial position, cash flows or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. We adopted this issue on July 1, 2003 and the adoption had no material impact on our operating results or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an amendment of FASB No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. Interlink adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002 and the adoption had no material impact on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (‘ARB’) No. 51, Consolidated Financial Statements (‘FIN’46).” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 and the adoption had no material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement on July 1, 2003 and the adoption had no material impact on our financial condition or results of operations.

Item 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. During 2001, 2002 and 2003 we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At December 31, 2003, we had foreign currency exchange contracts outstanding with a notional value of $1.4 million. During fiscal 2003, we recognized $211,000 of losses on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at December 31, 2003, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2003, would have no material impact on earnings or cash flows, over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included at pages F-1 to F-20 and as listed in Item 15 of Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 2003, the Board of Directors, on the recommendation of its Audit Committee, approved the dismissal of our independent certified public accountants, KPMG LLP. KPMG LLP’s report on our financial statements for our fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, September 12, 2003, there have not been any disagreements between us and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

On September 12, 2003, the Board of Directors, on the recommendation of its Audit Committee, engaged the firm of BDO Seidman, LLP to be our independent certified public accountants. We did not consult BDO Seidman, LLP at any time prior to September 12, 2003 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with KPMG LLP.

On June 24, 2002, the Board of Directors, with the approval of its Audit Committee, approved the dismissal of our former independent certified public accountants, Arthur Andersen LLP. We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal year ended December 31, 2001 into our previously filed registration statements under the Securities Act, and we have not filed that consent with this Annual Report on Form 10-K in reliance under Rule 437a of the Securities Act. Because we have not been able to obtain Arthur Andersen LLP’s consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of material fact contained in our financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors will be included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) and is incorporated herein by reference. Information with respect to our executive officers is included under Item 4(A) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In late 2000, E. Michael Thoben, III, our President and Chief Executive Officer, Paul D. Meyer, our Chief Financial Officer, and Michael W. Ambrose, our Senior Vice President, Technology and Product Development, exercised certain incentive stock options to purchase Common Stock of Interlink and then sold the Common Stock obtained on that exercise. By early 2001, the price of Interlink’s Common Stock had declined significantly and, among others, Messrs. Thoben, Meyer and Ambrose determined that they would purchase Common Stock of Interlink in the open market. To complete the purchase, and after considering the benefit to Interlink and its stockholders, Interlink’s board of directors, with Mr. Gu, Mr. Thoben and Mr. Lutz each recusing himself from the decision, agreed to accept a promissory note from each of Messrs. Meyer, Ambrose, Gu and Lutz in the amount of $42,892 and from Mr. Thoben in the amount of $42,936. Each promissory note is dated May 1, 2001, bears interest at the rate of 5% per annum and is secured by all right, title and interest in the shares purchased with the money borrowed under the note and all distributions received, receivable or otherwise distributed in respect to or in exchange for the shares purchased. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable on November 1, 2006. As of December 31, 2003, the outstanding balance of principal and accrued and unpaid interest on the May 1, 2001 notes was $42,897.21, $42,898.20 and $40,883.53 in the case of Messrs. Meyer, Ambrose and Gu, respectively.

Each of Mr. Thoben and Mr. Lutz has paid the full amount of all principal and interest owing under his note.

As a result of a miscalculation of the time period between the sale of the underlying Common Stock following the exercise of the stock options and the purchase of the Common Stock in the open market, the purchases occurred five months after the date of the sales and, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, resulted in liability of Messrs. Thoben, Meyer and Ambrose to Interlink in the amount of the deemed profit measured by the difference between the sale and purchase prices. The amount of the liabilities as of June 11, 2001 were $132,652, $132,109 and $104,050 for Messrs. Thoben, Meyer and Ambrose, respectively. Because of the amount of these liabilities, Messrs. Thoben, Meyer and Ambrose were unable to make immediate payment without substantial disruption to their personal financial affairs. Accordingly, after considering the matter carefully, and having obtained the advice of counsel, Interlink’s Board of Directors, with Mr. Thoben recusing himself from the decision, unanimously agreed to accept promissory notes from the individuals evidencing the debt. Among the factors considered by the Board in reaching this decision was the ongoing contribution to Interlink being made by each of the individuals and the interest of Interlink in avoiding unnecessary pressures and distractions on these individuals at a critical time in Interlink’s history. Each promissory note bears interest at the rate of 7% per annum and is secured by Interlink options that had a value as of June 11, 2001 equal to 150% of the principal amount due under the note. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable in three equal annual installments beginning on June 11, 2006. As of December 31, 2003, the outstanding balance of principal and accrued and unpaid interest on the June 11, 2001 notes was $77,863.75 and $93,449.83 in the case of Messrs. Meyer and Ambrose, respectively. Mr. Thoben has paid the full amount of all principal and interest owing under his note.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to audit fees, audit-related fees, tax fees and other fees will be included in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

2.	Exhibits

The exhibits listed below are filed as part of this report.

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant’s Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-60380) (the “Form S-1 Registration Statement”)).

10.2	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Description of Registrant’s Management Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investments, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investments, Inc. and the Registrant.

10.5	Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe S.a.r.l., Amended and Restated as of September 7, 1994 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Agreement between the Government of Luxembourg, Interlink Electronics Europe S.a.r.l., IEE Finance S.a.r.l., the Registrant and InvestAR S.a.r.l. dated December 18, 1989 (incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement).

10.7	Agreement with InvestAR S.a.r.l. and ARBED S.A. (undated) (incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement).

10.8	Ink Technology Transfer Agreement between the Registrant and InvestAR S.a.r.l. dated December 11, 1992 (incorporated by reference to Exhibit 10.23 of the Form S-1 Registration Statement).

10.9	Financing Agreement between the Registrant and InvestAR S.a.r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement).

10.10	Form of Confidentiality and Nondisclosure Agreement in relation with the Ink Technology Transfer Agreement (undated) (incorporated by reference to Exhibit 10.25 of the Form S-1 Registration Statement).

10.11	Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement).

10.12	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002), as amended by the letter amendment dated August 1, 2003.

10.13	Pledge Agreement between George Gu and the Registrant dated May 1, 2001.

10.14	Pledge Agreement between Merritt M. Lutz and the Registrant dated May 1, 2001.

10.15	Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001.

10.16	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001.

10.17	Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001.

10.18	Secured Promissory Note of George Gu, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.19	Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.20	Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,936 dated as of May 1, 2001, in favor of the Registrant.

10.21	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.22	Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.23	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Merritt M. Lutz, Michael Thoben, Paul D. Meyer and Michael W. Ambrose.

10.24	Pledge Agreement between E. Michael Thoben III and the Registrant dated June 11, 2001.

10.25	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001.

10.26	Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001.

10.27	Secured Promissory Note of E. Michael Thoben III, as Borrower, in the amount of $132,652 dated as of June 11, 2001, in favor of the Registrant.

10.28	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant.

10.29	Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant.

10.30	First Amendment to Secured Promissory Notes dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 27, 2003, we filed a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” reporting that on October 27, 2003 we issued a press release announcing our financial results for the quarter ended September 30, 2003. Our press release was attached to the report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 19, 2004.

INTERLINK ELECTRONICS, INC.

By:	/s/ E. MICHAEL THOBEN, III

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 19, 2004 on behalf of the Registrant and in the capacities indicated:

Signatures	Title

/s/ E. MICHAEL THOBEN, III E. Michael Thoben, III	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ PAUL D. MEYER Paul D. Meyer	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE GU George Gu	Director

/s/ EUGENE F. HOVANEC Eugene F. Hovanec	Director

/s/ MERRITT M. LUTZ Merritt M. Lutz	Director

/s/ JOHN A. BUCKETT, II John A. Buckett, II	Director

INTERLINK ELECTRONICS, INC.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders of Interlink Electronics, Inc.:

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 financial statements of Interlink Electronics, Inc. and subsidiaries listed in the accompanying index were audited by other auditors who have subsequently ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 13, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Los Angeles, California

February 20, 2004

Report of Independent Public Accountants

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

ARTHUR ANDERSEN LLP

Los Angeles, California

February 13, 2002

Note:    This is a copy of a previously issued report. This report has not been reissued by Arthur Andersen LLP.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$7,906	$6,061
Accounts receivable, less allowance for doubtful accounts of $497 and $670 in 2002 and 2003, respectively	5,308	9,123
Inventories	7,006	8,638
Prepaid expenses and other current assets	259	253

Total current assets	20,479	24,075
Property and equipment, net	1,211	1,270
Patents and trademarks, less accumulated amortization of $1,100 and $1,109 in 2002 and 2003, respectively	9	177
Other assets	67	60

Total Assets	$21,766	$25,582

Liabilities And Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$933	$706
Accounts payable	2,201	2,630
Accrued payroll and related expenses	922	590
Other accrued expenses	176	130

Total current liabilities	4,232	4,056

Long-term debt, net of current portion	1,401	1,010
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock $0.00001 par value (50,000 shares authorized, 9,778 and 11,155 issued and outstanding at December 31, 2002 and 2003, respectively)	29,074	31,668
Due from stockholders	(797)	(520)
Accumulated other comprehensive income (loss)	(837)	(391)
Accumulated deficit	(11,307)	(10,241)

Total stockholders’ equity	16,133	20,516

Total Liabilities and Stockholders’ Equity	$21,766	$25,582

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Years Ended December 31,
	2001	2002	2003
Revenues	$25,265	$25,043	$31,042
Cost of revenues	16,454	17,127	18,362

Gross profit	8,811	7,916	12,680

Operating expenses:
Product development and research	3,518	3,337	3,418
Selling, general and administrative	8,278	7,456	8,172

Total operating expenses	11,796	10,793	11,590

Operating income (loss)	(2,985)	(2,877)	1,090

Other income (expense):
Minority interest in earnings of subsidiary	(12)	68	—
Interest income (expense), net	174	(132)	(44)
Other income (expense)	45	(22)	48

Total other income (expense)	207	(86)	4

Income (loss) before provision for income tax expense (benefit)	(2,778)	(2,963)	1,094
Provision for income tax expense (benefit)	(764)	1,301	28

Net income (loss)	$(2,014)	$(4,264)	$1,066

Earnings (loss) per share—basic	$(0.21)	$(0.44)	$0.10
Earnings (loss) per share—diluted	$(0.21)	$(0.44)	$0.09
Weighted average shares—basic	9,645	9,766	10,339
Weighted average shares—diluted	9,645	9,766	11,362

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)

	Common Stock		Due From Stockholders	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2000	9,249	$27,630	$—	$(168)	$(5,029)	$22,433
Comprehensive income (loss):
Net loss					(2,014)	(2,014)
Foreign currency translation adjustment				(675)		(675)

Comprehensive income (loss)						(2,689)
Amounts due under rule 16(b)			369	(369)		—
Loans to stockholders			(469)			(469)
Exercise of employee stock options	510	1,030				1,030

Balance, December 31, 2001	9,759	29,029	(838)	(843)	(7,043)	20,305

Comprehensive income (loss):
Net loss					(4,264)	(4,264)
Foreign currency translation adjustment				6		6

Comprehensive income (loss)						(4,258)
Loan payments from stockholders			41			41
Exercise of employee stock options	19	45				45

Balance, December 31, 2002	9,778	29,074	(797)	(837)	(11,307)	16,133

Comprehensive income (loss):
Net income					1,066	1,066
Foreign currency translation adjustment				446		446

Comprehensive income						1,512
Loan payments from stockholders			277			277
Exercise of employee stock options	1,377	2,594				2,594

Balance, December 31, 2003	11,155	$31,668	$(520)	$(391)	$(10,241)	$20,516

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(2,014)	$(4,264)	$1,066
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) allowance for doubtful accounts receivable	320	(76)	176
Provision for excess inventories	2,000	2,319	—
Depreciation and amortization	773	805	593
Minority interest	12	(68)	—
Deferred tax asset	(701)	1,301	—
Changes in operating assets and liabilities:
Accounts receivable	2,800	261	(3,991)
Inventories	(1,067)	(823)	(1,632)
Prepaid expenses and other current assets	235	167	6
Other assets	5	20	7
Accounts payable	(1,626)	522	429
Accrued payroll and other accrued expenses	(492)	287	(188)

Net cash provided by (used in) operating activities	245	451	(3,534)

Cash flows from investing activities:
Sale (purchase) of marketable securities	(2,457)	2,457	—
Purchases of property and equipment	(413)	(504)	(643)
Costs of patents and trademarks	—	(14)	(177)

Net cash provided by (used in) investing activities	(2,870)	1,939	(820)

Cash flows from financing activities:
Borrowings on long term debt	1,194	188	—
Principal payments on long term debt	(1,981)	(1,537)	(618)
Principal payments on capital lease obligations	(112)	(95)	—
Payments from (loans to) stockholders	(469)	41	87
Proceeds from exercise of employee stock options	1,030	45	2,594

Net cash provided by (used in) financing activities	(338)	(1,358)	2,063

Effect of exchange rate changes on cash and cash equivalents	(675)	6	446

Increase (decrease) in cash and cash equivalents	(3,638)	1,038	(1,845)
Cash and cash equivalents:
Beginning of year	10,506	6,868	7,906

End of year	$6,868	$7,906	$6,061

Supplemental disclosure of cash flow information:
Interest paid	$120	$243	$91
Income taxes paid	33	1	1
Non-cash transactions:
Capital contribution through issuance of notes	$369	—	—
Repayment of amounts due from stockholders via offset of accrued amounts due to stockholders	—	—	$190

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003

1. Description of Business and Summary of Significant Accounting Policies

Interlink Electronics, Inc. and its subsidiaries are engaged in the development of intuitive interface technologies and solutions for business and home applications. Our products include interactive remote input devices, pen input pads, and integrated cursor control devices. Our remote input devices enable a user to control and communicate with various products such as computers, digital projection systems, digital televisions and other electronic products, by providing an intuitive device on which the user can remotely input a variety of commands. We also design and sell products that record and bind signatures to legal documents. Our products incorporate proprietary sensor and wireless communication technologies and ergonomic designs. We record revenue in four market segments that we refer to as our business communications (remote controls and other business communication products), e-transactions (electronic signature capture products), home entertainment (sensors for the Microsoft Xbox and remote controls for home entertainment devices) and specialty components (custom industrial components and products) markets.

Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue would be recognized at a later time.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30 day payments term. However, some of our distributors in the business communications-branded market and some of our Japanese OEM customers require as long as 180 day payment terms. We recorded an increase to the allowance for doubtful accounts of $320,000 and $176,000 for the 2001 and 2003, respectively; and a decrease to the allowance of $76,000 in 2002. Write-offs against the allowance for doubtful accounts totaled $128,000, $341,000 and $3,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Provision for Income Tax. As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards (SFAS) No. 109, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

We first achieved profitable operations in 1995. Because of net operating loss (NOL) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In the fourth quarter of 2002 and for the 2003 year, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to recognize our NOL carryforward benefits as assets. Thus we recognized a valuation allowance against our deferred tax asset balance.

As of December 31, 2003, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $31,676,000, $11,282,000 and $1,084,000, respectively, which are available to offset future taxable income in those jurisdictions through 2022.

Foreign Exchange Exposure. Many of our OEM customers are based in Japan and approximately 30% and 23% of our 2002 and 2003 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we expect to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our receivable forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual holding gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The changes in the fair values of our foreign currency contracts are as follows (in thousands):

	2001	2002	2003
Hedging gains (losses)	$750	$284	$(211)

Consolidation Policy — The consolidated financial statements include the accounts of the Company, its 80 percent owned Japanese subsidiary, and its 100 percent owned Hong Kong subsidiary. All material intercompany accounts and transactions have been eliminated. The Company has not recorded the minority interest of its 80 percent owned subsidiary because the subsidiary’s net equity is negative.

Shipping and Handling — The Company accounts for shipping and handling costs in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires fees billed to customers to be included in revenue. During 2001, 2002 and 2003 related shipping and handling expenses of $24,000, $166,000 and $167,000, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Foreign Currency Translation/Transactions — The accounts of the Company’s Japanese subsidiary has been translated according to the provisions of SFAS No. 52, “Foreign Currency Translation.” The books and records of the Hong Kong subsidiary are maintained in the U.S. dollar. Management has determined that the functional currency of its Japanese subsidiary is the Japanese yen and is the U.S. dollar for the Hong Kong subsidiary. Translation gains or losses for the Japanese subsidiary are reflected as other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income (loss). All of the accumulated other comprehensive income represents cumulative translation adjustments. The Japanese subsidiary’s assets and liabilities are translated into U.S. dollars using the period-end exchange rate. Revenues and expenses are translated at average rates during the year. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated statements of operations for the period in which they occur.

Cash Equivalents and Marketable Securities — The Company invests excess cash in highly liquid commercial paper. Investments of original maturities less than 90 days are classified as cash equivalents; those in excess of 90 days are classified as marketable securities. Maturities typically do not exceed six months. At December 31, 2003, the Company had $6.0 million at financial institutions in excess of federally insured limits.

Financial Instruments — The carrying amounts of the Company’s short-term trade receivables and payables, line of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2001, 2002 and 2003, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2003, the Company had foreign currency contracts outstanding with a notional value of $1.4 million. During fiscal 2001, 2002 and 2003, the Company recognized a $750,000 gain, a $284,000 gain and a $211,000 loss, respectively, on foreign exchange contracts that are included in business communication revenue in the accompanying consolidated statements of operations.

Inventories — Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the average cost method.

Property and Equipment — Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed periodically and/or when factors indicating an impairment are present. The Company recognizes impairment losses when the expected future cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value.

Patents and Trademarks — The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 2001, 2002 and 2003 was $121,000, $120,000 and $9,000, respectively.

Research and Development — Research and development costs are expensed as incurred.

Stock-Based Compensation — Interlink has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, Interlink has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principles Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

Interlink accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25,” and Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants are measured using the fair value at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amended SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No.148 also amended the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Interlink adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002.

For all options granted during 2001, 2002 and 2003, the fair value of the Company’s stock equaled the option price at the measurement date. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company would have recorded stock-based compensation expense as follows (in thousands, except per share information):

	2001	2002	2003
Net income (loss) – as reported	$(2,014)	$(4,264)	$1,066
Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—
Stock-based compensation expense determined under fair value based method, net of related tax effects	(6,345)	(5,605)	(5,666)

Net loss-pro forma	$(8,359)	$(9,869)	$(4,600)

Basic earnings (loss) per share – as reported	$(0.21)	$(0.44)	$0.10
– pro forma	(0.87)	(1.01)	(0.44)
Diluted earnings (loss) per share – as reported	$(0.21)	$(0.44)	$0.09
– pro forma	(0.87)	(1.01)	(0.40)

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

2. Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted this statement in 2003 and the adoption of SFAS No. 146 did not have a material impact on its financial position or results from operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an amendment of FASB No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. Interlink adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002 and it has not had a material impact on our operating results or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company could have elected to report the change in accounting as a cumulative-effect adjustment. The Company adopted this standard on July 1, 2003 and the adoption of this issue did not have a material impact on its operating results or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (‘ARB’) No. 51, Consolidated Financial Statements (‘FIN’46).” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard on July 1, 2003 and the adoption of this issue did not have a material impact on its operating results or financial position.

3. Inventories

Inventories consisted of the following at (in thousands):

	December 31,
	2002	2003
Raw material	$3,661	$3,991
Work in process	809	867
Finished goods	2,536	3,780

Total inventories	$7,006	$8,638

The Company’s regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. Based on the Company’s reserve analysis for fourth quarter, 2002 for its Japanese subsidiary, a $2.3 million charge for excess and obsolete inventories was recorded in that period.

4. Property and Equipment

Property and equipment consisted of the following at (in thousands):

	December 31,
	2002	2003
Furniture, machinery and equipment	$5,751	$6,391
Leasehold improvements	468	470

	6,219	6,861
Less accumulated depreciation and amortization	(5,008)	(5,591)

Property and equipment, net	$1,211	$1,270

Depreciation and amortization expense charged to operations amounted to $652,000, $686,000 and $584,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

5. Due From Stockholders

During May 2001, the Company loaned certain directors, officers and members of senior management a combined total of $469,000 for open market purchases of Company Common Stock. The loans have an interest rate of 5% and are secured by the stock purchased. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable on November 1, 2006. In June 2001, certain officers were required to remit to the Company $369,000, as required under section 16(b) of the Securities Exchange Act of 1934 and in settlement of that obligation the Company accepted promissory notes that accrue interest at 7% per year and are due and payable in three equal annual installments. In June 2002, the Board of Directors approved the extension of the officer loans to require the first payment to be due in 2006. These loans are included in stockholders’ equity in the accompanying balance sheet. In September 2003, certain officers repaid a total of $277,000, primarily via an offset of accrued amounts due to the officers.

6. Lines of Credit

In August 2003, the Company renewed its $3 million (previously $5 million) domestic revolving line of credit with Wells Fargo Bank, which remained unused at December 31, 2003. The agreement has a maturity date of June 2004 and requires the Company to meet certain financial covenants, all of which were satisfied at December 31, 2003. Borrowings under the terms of this line of credit would bear interest at an annual rate of prime plus one percent (5% at December 31, 2003).

The Company’s previous equipment line of credit matured according to its terms in July 2003 and was not renewed.

7. Long-Term Debt

The Company’s Japanese subsidiary, Interlink Electronics, K.K., maintains unsecured loans with three banks. The loans have interest rates ranging from 1.875% to 2.5% and are payable in Japanese yen in monthly installments through the year 2007. The combined balance outstanding as of December 31, 2002 and 2003 was $2.0 million and $1.5 million, respectively.

In June 2002, the Company converted its previous equipment purchase line of credit with an outstanding balance of $347,000 to a long term note. The revised loan is payable in equal installments for 48 months at an interest rate of LIBOR plus 2.25%. The balance of this note at December 31, 2002 and 2003 was $310,000 and $236,000, respectively.

At December 31, 2003, scheduled maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

Debt
2004	$706
2005	557
2006	284
2007	169

1,716
Less current portion	(706)

Long term portion	$1,010

During 2001, 2002 and 2003, the Company incurred $110,000, $243,000 and $77,000, respectively, in interest expense.

8. Stockholders’ Equity

Preferred Stock—The Company is authorized to issue up to 100,000 shares of Preferred Stock. As of December 31, 2002 and 2003, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

Common Stock—The Company is authorized to issue 50,000,000 shares of Common Stock.

In the second quarter of 2001, certain officers were required to remit to the Company $369,000 under section 16(b) of Securities Exchange Act of 1934. These amounts were recorded to stockholders’ equity on the accompanying balance sheet.

9. Stock Options

Under the terms of the Company’s Option Plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and expire in five years. At December 31, 2003 there were 3,416,000 options outstanding and 87,000 options available for grant. The balance of the options that were available for issuance under the plans have either been exercised, forfeited or expired.

Information concerning stock options under the plans is summarized as follows (in thousands, except price per share information):

	2001		2002		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding beginning of year	2,994	$8.81	4,312	$7.10	3,617	$3.72
Granted	2,210	4.98	99	3.33	1,201	4.49
Exercised	(510)	2.02	(19)	2.37	(1,377)	2.01
Forfeited and expired	(382)	14.99	(775)	22.60	(25)	6.13

Outstanding end of year	4,312	$7.10	3,617	$3.72	3,416	$4.66

Exercisable end of year	2,293	$7.09	2,482	$3.42	2,442	$4.49

The following table summarizes information about stock options outstanding as of December 31, 2003 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un- exercisable
$2.40	623	34	433	190
2.70	47	51	12	35
2.94	554	50	554	0
3.04	71	45	27	44
3.08	163	2	163	0
3.30	12	50	3	9
3.54	4	38	2	2
3.67	45	4	45	0
4.30	19	48	6	13
4.42	358	36	235	123
5.50	57	9	57	0
5.51	80	28	71	9
5.65	18	54	2	16
6.45	465	59	13	452
6.87	863	26	816	47
7.54	31	57	3	34
Total	3,410		2,442	974

The weighted average fair value at the date of grant for stock options granted during 2001, 2002 and 2003 was $2.17, $1.87 and $2.27 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2001	2002	2003
Expected life (years)	4	4	4
Interest rate	3.9%	1.5%	3.0%
Volatility	50%	75%	63%
Dividend yield	0%	0%	0%

10. Earnings Per Share

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Years Ended December 31,
	2001		2002		2003
Weighted average shares outstanding	9,645		9,766		10,339
Effect of dilutive securities; options and warrants	—	(1)	—	(1)	1,023

Weighted average shares—diluted	9,645		9,766		11,362

(1)	Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 1.5 million shares and 1.1 million shares for 2001 and 2002, respectively, were excluded from the diluted share calculation because they were anti-dilutive.

11. Commitments and Contingencies

Operating Leases—The Company leases its facilities and certain equipment under operating leases expiring through 2007. Rent payments totaled approximately $462,000, $489,000 and $344,000 for 2001, 2002 and 2003, respectively. Minimum lease commitments at December 31, 2003 are summarized as follows (in thousands):

2004	$73
2005	8
2006	8
2007	3

$92

In February 2004, we renegotiated and extended the terms of our Camarillo, California facilities. The new lease adds $287,000, $335,000, $345,000, $356,000 and $366,000 to our 2004, 2005, 2006, 2007 and 2008 lease commitments, respectively.

Legal Matters—From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company’s financial position or results of operations.

12. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	2001	2002	2003
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	28

Sub Total	—	—	28
Deferred taxes:
Federal	(580)	1,146	—
State	(134)	155	—
Foreign	(50)	—	—

Sub Total	764	1,301	—

Provision (benefit) for income taxes	$(764)	$1,301	$28

Differences between the provision (benefit) for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	2001	2002	2003
Income taxes at the statutory federal rate	$(945)	$(1,008)	$362
State income taxes, net of federal income tax effect	(167)	(10)	31
Foreign taxes at rates different than U.S. taxes	(50)	(206)	109
Valuation Allowance	160	2,512	(474)
Other	238	13	—

Total provision (benefit) for income taxes	$(764)	$1,301	$28

The tax effects of temporary differences and carryforwards that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$11,788	$12,869
Credits	253	269
Accruals	176	173
Reserves	1,458	1,352
Other	(417)	(463)

Total deferred tax assets	13,258	14,203
Valuation allowance	(13,258)	(14,203)

Net deferred tax assets	$—	$—

As of December 31, 2003, approximately $10,681,000 of the total deferred tax assets result from “excess” tax benefits resulting from the exercise of employee stock options and will be recorded to stockholders’ equity when recognized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible and the periods before the carryforwards expire. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes there is insufficient evidence to conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a portion of the net deferred tax assets. Accordingly, the company has recorded a valuation allowance against its entire net deferred tax asset during the year ended December 31, 2003.

Consolidated U.S. income (loss) before taxes was $(2,131,000), $(177,000) and $(506,000) for the years ended December 31, 2002, 2002 and 2003, respectively. The corresponding income (loss) before taxes for non U. S. based operations was $(647,000), $(2,786,000) and $588,000 for the years ended December 31, 2001, 2002 and 2003, respectively

The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the company intends to reinvest those earnings indefinitely or will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the US federal tax liability, if any, that would be payable if such earnings were not invested indefinitely.

As of December 31, 2003, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $31,676,000, $11,282,000 and $1,084,000 respectively, which are available to offset future taxable income in those jurisdictions through 2022.

13. Segment Information

Business Segments—The Company has four business segments: (i) Business Communications; (ii) Home Entertainment; (iii) E-Transactions; and (iv) Specialty Components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate depreciation, any other income, expenses or assets to these segments, nor does it track revenue by product. Reportable segment information for the years ended December 31, 2001, 2002 and 2003 is as follows (in thousands):

	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
2001
Revenue	$16,253	$1,964	$963	$6,085	$25,265
Gross profit	4,961	982	482	2,386	8,811
2002
Revenue	$16,002	$2,478	$1,731	$4,832	$25,043
Gross profit	3,597	1,080	866	2,373	7,916
2003
Revenue	$19,842	$2,405	$4,165	$4,630	$31,042
Gross profit	6,483	1,111	2,111	2,975	12,680

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2001		2002		2003
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$9,095	$2,368	$10,268	$713	$15,210	$960
Japan	10,106	527	7,513	572	7,140	547
Asia (other than Japan)	2,527	—	5,259	—	6,208	—
Europe and other	3,537	—	2,003	—	2,484	—

	$25,265	$2,895	$25,043	$1,287	$31,042	$1,507

Major Customers— In 2001, 2002 and 2003, no single customer exceeded 10% of total revenues. One customer accounted for 10% of the accounts receivable at December 31, 2002 and 20% at December 31, 2003.

14. 401K Savings Plan

In 1995 the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. The Company expensed $35,000, $38,000 and $37,000 in 2001, 2002 and 2003, respectively, related to this plan.

EXHIBIT INDEX

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant’s Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-60380 (the “Form S-1 Registration Statement”)).

10.2	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Description of Registrant’s Management Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investments, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investments, Inc. and the Registrant.

10.5	Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe S.a r.l., Amended and Restated as of September 7, 1994 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Agreement between the Government of Luxembourg, Interlink Electronics Europe S.a r.l., IEE Finance S.a r.l., the Registrant and InvestAR S.a.r.l. dated December 18, 1989 (incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement).

10.7	Agreement with InvestAR S.a.r.l. and ARBED S.A. (undated) (incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement).

10.8	Ink Technology Transfer Agreement between the Registrant and InvestAR S.a. r.l. dated December 11, 1992 (incorporated by reference to Exhibit 10.23 of the Form S-1 Registration Statement).

10.9	Financing Agreement between the Registrant and InvestAR S.a. r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement).

10.10	Form of Confidentiality and Nondisclosure Agreement in relation with the Ink Technology Transfer Agreement (undated) (incorporated by reference to Exhibit 10.25 of the Form S-1 Registration Statement).

10.11	Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement).

10.12	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002), as amended by the letter amendment dated August 1, 2003.

10.13	Pledge Agreement between George Gu and the Registrant dated May 1, 2001.

10.14	Pledge Agreement between Merritt M. Lutz and the Registrant dated May 1, 2001.

10.15	Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001.

10.16	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001.

10.17	Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001.

10.18	Secured Promissory Note of George Gu, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.19	Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.20	Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.21	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.22	Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.23	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Paul D. Meyer and Michael W. Ambrose.

10.24	Pledge Agreement between E. Michael Thoben III and the Registrant dated June 11, 2001.

10.25	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001.

10.26	Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001.

10.27	Secured Promissory Note of E. Michael Thoben III, as Borrower, in the amount of $132,652 dated as of June 11, 2001, in favor of the Registrant.

10.28	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant.

10.29	Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant.

10.30	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.