Form 10-K/A
period 2003-12-31
INTERLINK ELECTRONICS INC
filed 2004-05-05
CIK 828146

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-K of Interlink Electronics, Inc. for the year ended December 31, 2003 has been filed to reflect certain revisions and clarifications in the “Products” and “Risk Factors” sections of Item 1, the “Historical Financial Performance” and “Results of Operations” sections of Item 7 and the “Exhibits” section of Item 15. In addition, we are including with this Amendment No. 1 certain currently dated certifications and consents. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or substantively modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

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

We make a sensor array that is an important component of Microsoft’s Xbox game controller. In 2002 and 2003, most of our revenue from home entertainment came from sales of the Xbox component. However, we have recently entered into an agreement to supply remote input devices to a major OEM for control of advanced viewing devices. Under the agreement, we expect to provide remote controllers to the contract manufacturers of plasma displays for this OEM. We expect initial shipments to commence late in the third quarter or in the fourth quarter of 2004 and continue to build over subsequent quarters. Based on estimates of its requirements provided by the OEM and agreed price terms, our revenue from the sale of these remote controllers would exceed $10 million in the first eighteen months of shipments. However, as with many contracts of this nature the OEM is not required to cause its plasma display suppliers to purchase any minimum number of remote controllers or to adhere to the schedule on which its estimates are based. There is therefore no assurance that the amount or timing of actual revenues will conform to these estimates.

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

Failure to maintain, develop and expand our OEM relationships could cause demand for our products to decrease.

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

If we are unable to keep pace with rapid technological change and gain market acceptance of new products, we may not be able to compete effectively.

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

If we fail to manage our growth successfully, our operations could be adversely impacted and our growth could be impaired.

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

The agreements or understandings that we reach with most of our OEM customers specify various terms such as product design and price, but do not constitute firm purchase orders for a specific number of products or components. Our OEM and major retail customers typically place firm purchase orders on a “just in time” basis and expect products or components to be shipped to them as soon as they can be made. Accordingly, our backlog of firm orders is typically quite small in relation to the volume of our sales. In anticipation of customer demand, we are often required to purchase raw materials and components based on estimates of customer demand derived from non-binding information furnished by the customer. If customer purchase orders differ substantially from our estimates, we may accumulate excess inventory that has to be written off. If we underestimate demand, we may be unable to meet customer needs, which could harm our relationship with the customer.

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

Our ability to operate effectively could be impaired if we were to lose the services of key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per-share data)
Statement of Operations Data:
Revenues	$28,106	$33,870	$25,265	$25,043	$31,042
Cost of revenues	17,640	19,453	16,454	17,127	18,362

Gross profit	10,466	14,417	8,811	7,916	12,680
Operating expenses:
Product development and research	2,225	3,222	3,518	3,337	3,418
Selling, general and administrative	5,799	7,612	8,278	7,456	8,172

Total operating expenses	8,024	10,834	11,796	10,793	11,590

Operating income (loss)	2,442	3,583	(2,985)	(2,877)	1,090

Other income (expense):
Minority interest	(31)	(25)	(12)	68	—
Interest income (expense), net	35	94	174	(132)	(44)
Cost of cancelled equity offering	—	(769)	—	—	—
Other	(86)	(49)	45	(22)	48

Total other income (expense)	(82)	(749)	207	(86)	4

Income (loss) before provision for income tax expense (benefit)	2,360	2,834	(2,778)	(2,963)	1,094
Provision for income tax expense (benefit)(2)	252	(274)	(764)	1,301	28

Net income (loss)	$2,108	$3,108	$(2,014)	$(4,264)	$1,066

Earnings (loss) per share—basic(1)(2)	$0.26	$0.35	$(0.21)	$(0.44)	$0.10
Earnings (loss) per share—diluted(1)(2)	$0.21	$0.28	$(0.21)	$(0.44)	$0.09

Weighted average shares—basic(1)	8,016	8,892	9,645	9,766	10,339
Weighted average shares—diluted(1)	10,014	11,130	9,645	9,766	11,362

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Working capital	$17,644	$22,528	$19,333	$16,247	$20,019
Total assets	24,707	31,774	26,641	21,766	25,582
Short term debt	518	2,079	1,923	933	706
Long term debt	1,424	2,598	1,855	1,401	1,010
Stockholders’ equity	18,247	22,433	20,305	16,133	20,516

(1)	As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.
(2)	Adjustments to provisions for income tax expense during these periods have fluctuated due to the deferred tax asset valuation allowance. This has affected the comparability of net income (loss) and earnings per share amounts.

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

Historical Financial Performance

The following chart shows revenues, gross profits and earnings by quarter since 1998:

Unaudited revenues, gross profit, net income (loss) and diluted earnings (loss) per share are shown in the following table for each of the following quarters (in thousands except for per share data):

Quarter Ended (unaudited)

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Revenues	$5,409	$6,027	$6,629	$6,978	$7,002	$7,476	$7,848	$8,716
Gross Profit	$2,267	$2,474	$2,701	$474	$2,930	$3,126	$3,285	$3,339
Net Income (loss)	$(399)	$(333)	$40	$(3,572)	$240	$181	$238	$407
Earnings (loss) per share - basic	(.04)	(.03)	—	(.37)	.02	.02	.02	.02
Earnings (loss) per share - diluted	(.04)	(.03)	—	(.37)	.02	.02	.02	.03

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

Gross profits have generally trended with revenues except in the second quarter of 2001 and the fourth quarter of 2002. In both of those quarters we recorded material write-offs of obsolete inventory. In both instances, the write-offs resulted from a material reduction in our internal forecasts for future customer demand based on downward adjustments in forecast information received from our customers as well as negative industry and worldwide economic forecasts received from outside sources. In 2001, 80% of the $2 million write-off related to raw material, work-in-process and finished goods for OEM remote controls purchased or produced in anticipation of U.S. OEM Business Communications customer orders and the balance (20% of the $2 million write-off) related to inventory maintained in anticipation of Specialty Components customers. In 2002, the $2.3 million write-off related to raw material, work-in-process and finished goods for OEM remote controls purchased or produced in anticipation of Japanese OEM Business Communications orders. Approximately 50% of these written-off inventories have been destroyed or sold for nominal amounts to salvage brokers and the remainder is maintained in our warehouses at a zero book value. Earnings have shown more quarter-to-quarter fluctuations than revenues but generally trended upward as revenues increased from 1998 through 2000. We began to experience quarterly losses in the second quarter of 2001, which continued, except for a break-even third quarter of 2002, through the end of 2002. In 2003, earnings resumed and generally trended upward during the year. In the second quarter of 2001 and the fourth quarter of 2002, we experienced significantly larger losses than in other loss quarters. In both cases, the unusual amount of the loss was attributable principally to write-offs of obsolete inventory. Beginning in the third quarter of 2001, we were able to limit losses despite a continuing decline in revenues by implementing an austerity program that included reductions in employee levels and strict cost controls. In implementing this program, we eliminated much of our sales and marketing efforts in our home entertainment segment and thus have a limited ability to influence near term increases in that segment.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

We first achieved profitable operations in 1995. Because of net operating loss (NOL) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In fourth quarter 2002 and for the 2003 year, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we recognized a valuation allowance against our deferred tax asset balance.

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

Recent Accounting Pronouncements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (‘ARB’) No. 51, Consolidated Financial Statements (‘FIN’ 46).” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 and the adoption had no material impact on our financial condition or results of operations.

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

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. During 2001, 2002 and 2003, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At December 31, 2003, we had foreign currency exchange contracts outstanding with a notional value of $1.4 million. During fiscal 2003, we recognized $211,000 of losses on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at December 31, 2003, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2003, would have no material impact on earnings or cash flows, over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included at pages F-1 to F-21 and as listed in Item 15 of Part IV.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

2. Exhibits

The exhibits listed below are filed as part of this report.

Exhibit Number
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1		1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant’s Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-60380) (the “Form S-1 Registration Statement”)).

10.2		1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3		Description of Registrant’s Management Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	*	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investments, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investments, Inc. and the Registrant.

10.5		Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe S.a.r.l., Amended and Restated as of September 7, 1994 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6		Agreement between the Government of Luxembourg, Interlink Electronics Europe S.a.r.l., IEE Finance S.a.r.l., the Registrant and InvestAR S.a.r.l. dated December 18, 1989 (incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement).

10.7		Agreement with InvestAR S.a.r.l. and ARBED S.A. (undated) (incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement).

10.8		Ink Technology Transfer Agreement between the Registrant and InvestAR S.a.r.l. dated December 11, 1992 (incorporated by reference to Exhibit 10.23 of the Form S-1 Registration Statement).

10.9		Financing Agreement between the Registrant and InvestAR S.a.r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement).

10.10		Form of Confidentiality and Nondisclosure Agreement in relation with the Ink Technology Transfer Agreement (undated) (incorporated by reference to Exhibit 10.25 of the Form S-1 Registration Statement).

10.11		Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement).

10.12	*	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002), as amended by the letter amendment dated August 1, 2003.

10.13	*	Pledge Agreement between George Gu and the Registrant dated May 1, 2001.

10.14	*	Pledge Agreement between Merritt M. Lutz and the Registrant dated May 1, 2001.

10.15	*	Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001.

10.16	*	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001.

10.17	*	Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001.

10.18	*	Secured Promissory Note of George Gu, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.19	*	Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.20	*	Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,936 dated as of May 1, 2001, in favor of the Registrant.

10.21	*	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.22	*	Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.23	*	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Merritt M. Lutz, Michael Thoben, Paul D. Meyer and Michael W. Ambrose.

10.24	*	Pledge Agreement between E. Michael Thoben III and the Registrant dated June 11, 2001.

10.25	*	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001.

10.26	*	Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001.

10.27	*	Secured Promissory Note of E. Michael Thoben III, as Borrower, in the amount of $132,652 dated as of June 11, 2001, in favor of the Registrant.

10.28	*	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant.

10.29	*	Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant.

10.30	*	First Amendment to Secured Promissory Notes dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose

21.1	*	Subsidiaries of the Registrant.

23.1		Consent of KPMG LLP.

23.2		Consent of BDO Seidman, LLP.

24.1	*	Power of Attorney (see signature).

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2004.

(b) Reports on Form 8-K

On October 27, 2003, we filed a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” reporting that on October 27, 2003 we issued a press release announcing our financial results for the quarter ended September 30, 2003. Our press release was attached to the report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on May 5, 2004.

INTERLINK ELECTRONICS, INC.

By:	/s/ PAUL D. MEYER
Paul D. Meyer Chief Financial Officer and Secretary

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

Significant Accounting Policies

Revenue Recognition—We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A and No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue would be recognized at a later time.

Accounts Receivable and Allowance for Doubtful Accounts—Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30 day payments term. However, some of our distributors in the business communications-branded market and some of our Japanese OEM customers require as long as 180 day payment terms. We recorded an increase to the allowance for doubtful accounts of $320,000 and $176,000 for 2001 and 2003, respectively; and a decrease to the allowance of $76,000 in 2002. Write-offs against the allowance for doubtful accounts totaled $128,000, $341,000 and $3,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Inventory Reserve—At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax—As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards (SFAS) No. 109, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operation.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

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

Foreign Exchange Exposure—Many of our OEM customers are based in Japan and approximately 30% and 23% of our 2002 and 2003 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we expect to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our receivable forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual holding gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The changes in the fair values of our foreign currency contracts are as follows (in thousands):

	2001	2002	2003
Hedging gains (losses)	$750	$284	$(211)

Consolidation Policy—The consolidated financial statements include the accounts of the Company, its 80 percent owned Japanese subsidiary, and its 100 percent owned Hong Kong subsidiary. All material intercompany accounts and transactions have been eliminated. The Company has not recorded the minority interest of its 80 percent owned subsidiary because the subsidiary’s net equity is negative.

Shipping and Handling—The Company accounts for shipping and handling costs in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires fees billed to customers to be included in revenue. During 2001, 2002 and 2003 related shipping and handling expenses of $24,000, $166,000 and $167,000, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Inventories—Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the average cost method.

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

Research and Development—Research and development costs are expensed as incurred.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (‘ARB’) No. 51, Consolidated Financial Statements (‘FIN’ 46).” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

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

The Company’s regular and ongoing reserve analysis and methodology includes a comparison of sales forecasts and inventory levels. Based on the Company’s reserve analysis for the fourth quarter of 2002 for its Japanese subsidiary, a $2.3 million charge for excess and obsolete inventories was recorded in that period.

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

9. Stock Options

Under the terms of the Company’s Option Plans, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the plans is 8,026,225. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and expire in five years. At December 31, 2003 there were 3,416,000 options outstanding and 87,000 options available for grant. The balance of the options were available for under the plans have either been exercised, forfeited or expired.

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

The following table summarizes information about stock options outstanding as of December 31, 2003 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un- exercisable
$ 2.40	623	34	433	190
2.70	47	51	12	35
2.94	554	50	554	0
3.04	71	45	27	44
3.08	163	2	163	0
3.30	12	50	3	9
3.54	4	38	2	2
3.67	45	4	45	0
4.30	19	48	6	13
4.42	358	36	235	123
5.50	57	9	57	0
5.51	80	28	71	9
5.65	18	54	2	16
6.45	465	59	13	452
6.87	863	26	816	47
7.54	31	57	3	34
Total	3,410		2,442	974

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

Consolidated U. S. income (loss) before taxes was $(2,131,000), $(177,000) and $506,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The corresponding income (loss) before taxes for non U. S. based operations was $(647,000), $(2,786,000) and $588,000 for the years ended December 31, 2001, 2002 and 2003, respectively

The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the company intends to reinvest those earnings indefinitely or will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the US federal tax liability, if any, that would be payable if such earnings were not invested indefinitely.

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

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2001 Long-Lived		2002 Long-Lived		2003 Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
United States	$9,095	$2,368	$10,268	$713	$15,210	$960
Japan	10,106	527	7,513	572	7,140	547
Asia (other than Japan)	2,527	—	5,259	—	6,208	—
Europe and other	3,537	—	2,003	—	2,484	—

	$25,265	$2,895	$25,043	$1,287	$31,042	$1,507

Major Customers—In 2001, 2002 and 2003, no single customer exceeded 10% of total revenues. One customer accounted for 10% of the accounts receivable at December 31, 2002 and 20% at December 31, 2003.

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

EXHIBIT INDEX

Exhibit Number
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1		1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.1a of the Registrant’s Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (Registration No. 333-60380) (the “Form S-1 Registration Statement”)).

10.2		1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3		Description of Registrant’s Management Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	*	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investments, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investments, Inc. and the Registrant.

10.5		Exclusive License and Distributor Agreement between the Registrant and Interlink Electronics Europe S.a r.l., Amended and Restated as of September 7, 1994 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6		Agreement between the Government of Luxembourg, Interlink Electronics Europe S.a r.l., IEE Finance S.a r.l., the Registrant and InvestAR S.a.r.l. dated December 18, 1989 (incorporated by reference to Exhibit 10.19 of the Form S-1 Registration Statement).

10.7		Agreement with InvestAR S.a.r.l. and ARBED S.A. (undated) (incorporated by reference to Exhibit 10.20 of the Form S-1 Registration Statement).

10.8		Ink Technology Transfer Agreement between the Registrant and InvestAR S.a. r.l. dated December 11, 1992 (incorporated by reference to Exhibit 10.23 of the Form S-1 Registration Statement).

10.9		Financing Agreement between the Registrant and InvestAR S.a. r.l. in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.24 of the Form S-1 Registration Statement).

10.10		Form of Confidentiality and Nondisclosure Agreement in relation with the Ink Technology Transfer Agreement (undated) (incorporated by reference to Exhibit 10.25 of the Form S-1 Registration Statement).

10.11		Form of Escrow Agreement for Technology in relation with the Ink Technology Transfer Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.26 of the Form S-1 Registration Statement).

10.12	*	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002), as amended by the letter amendment dated August 1, 2003.

10.13	*	Pledge Agreement between George Gu and the Registrant dated May 1, 2001.

10.14	*	Pledge Agreement between Merritt M. Lutz and the Registrant dated May 1, 2001.

10.15	*	Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001.

10.16	*	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001.

10.17	*	Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001.

10.18	*	Secured Promissory Note of George Gu, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.19	*	Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.20	*	Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.21	*	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.22	*	Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant.

10.23	*	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Paul D. Meyer and Michael W. Ambrose.

10.24	*	Pledge Agreement between E. Michael Thoben III and the Registrant dated June 11, 2001.

10.25	*	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001.

10.26	*	Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001.

10.27	*	Secured Promissory Note of E. Michael Thoben III, as Borrower, in the amount of $132,652 dated as of June 11, 2001, in favor of the Registrant.

10.28	*	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant.

10.29	*	Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant.

10.30	*	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose.

21.1	*	Subsidiaries of the Registrant.

23.1		Consent of KPMG LLP.

23.2		Consent of BDO Seidman, LLP.

24.1	*	Power of Attorney (see signature page).

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2004.