Form 10-Q
period 2004-03-31
INTERLINK ELECTRONICS INC
filed 2004-05-14
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☐ No ☒

Shares of Common Stock Outstanding, at May 6, 2004: 11,429,740

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,061	$7,039
Accounts receivable, less allowance for doubtful accounts of $670 and $711 at 2003 and 2004, respectively	9,123	8,116
Inventories	8,638	9,343
Prepaid expenses and other current assets	253	380

Total current assets	24,075	24,878
Property and equipment, net	1,270	1,375
Patents and trademarks, less accumulated amortization of $1,109 and $1,117 at 2003 and 2004, respectively	177	169
Other assets	60	74

Total assets	$25,582	$26,496

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$706	$695
Accounts payable	2,630	2,549
Accrued payroll and related expenses	590	718
Other accrued expenses	130	96

Total current liabilities	4,056	4,058

Long-term debt, net of current portion	1,010	923
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 11,155 and 11,372 shares issued and outstanding at 2003 and 2004, respectively)	31,668	32,353
Due from stockholders	(520)	(520)
Accumulated other comprehensive loss	(391)	(394)
Accumulated deficit	(10,241)	(9,924)

Total stockholders’ equity	20,516	21,515

Total liabilities and stockholders’ equity	$25,582	$26,496

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended March 31,
	2003	2004
Revenues	$7,002	$8,434
Cost of revenues	4,072	5,082

Gross profit	2,930	3,352
Operating expenses:
Product development and research	919	905
Selling, general and administrative	1,952	2,140

Total operating expenses	2,871	3,045

Operating income	59	307

Other income (expense):
Interest income (expense), net	(3)	(16)
Other income (expense)	190	26

Total other income (expense)	187	10

Income before provision for income tax	246	317
Provision for income tax expense	6	—
Net income	$240	$317

Earnings per share – basic	$.02	$.03
Earnings per share – diluted	$.02	$03
Weighted average shares – basic	9,779	11,236
Weighted average shares – diluted	10,485	12,559

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three Month Period Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$240	$317
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts receivable	6	37
Provisions for excess inventories	(154)	(705)
Depreciation and amortization	163	188
Changes in operating assets and liabilities:
Accounts receivable	(1,473)	970
Prepaid expenses and other current assets	(47)	(127)
Other assets	10	(14)
Accounts payable	217	(81)
Accrued payroll and other accrued expenses	(38)	94

Net cash provided by (used in) operating activities	(1,076)	679
Cash flows from investing activities:
Purchases of property and equipment	(61)	(285)
Costs of patents and trademarks	—	—

Net cash used in investing activities	(61)	(285)
Cash flows from financing activities:
Principal payments on debt	(168)	(98)
Proceeds from exercise of employee stock options	1	685

Net cash provided by (used in) financing activities	(167)	587

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Increase (decrease) in cash and cash equivalents	(1,304)	978
Cash and cash equivalents:
Beginning of period	7,906	6,061

End of period	$6,602	$7,039

Supplemental disclosures of cash flow information:
Interest paid	$16	$24
Income taxes paid	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2003 and 2004 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of March 31, 2004, and for the three month periods ended, March 31, 2003 and 2004 included in this report is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, issued by the Financial Accounting Standards Board (“FASB”). The computation of earnings per share—basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share—diluted also includes the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using the average market price for the period.

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Months Ended March 31,
	2003	2004
Weighted average shares outstanding – basic	9,779	11,236
Effect of dilutive securities (options)	706	1,323

Weighted average shares – diluted	10,485	12,559

3. Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance at December 31, 2002	$(837)
Net income	—	$240

Balance at March 31, 2003	$(837)	$240

Balance at December 31, 2003	$(391)
Translation adjustment	(3)	$(3)
Net income	—	317

Balance at March 31, 2004	$(394)	$314

4. Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates”; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the three months ended March 31, 2003 and 2004 is as follows (in thousands):

Three Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
March 31, 2003
Revenue	$5,178	$149	$538	$1,137	$7,002
Gross profit	1,863	67	278	722	2,930
March 31, 2004
Revenue	$4,858	$492	$1,962	$1,122	$8,434
Gross profit	1,451	216	981	704	3,352

5. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Raw material	$3,991	$4,272
Work in process	867	2,274
Finished goods	3,780	2,797

Total inventories	$8,638	$9,343

6. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 5,500,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five-year term but terminate earlier if employment is terminated. As of March 31, 2004, 5,355,000 have been granted (3,141,000 are outstanding and 2,214,000 have been exercised, forfeited or expired) and there were 145,000 options were available for grant.

First three months of 2004 activity under the Plan is summarized as follows (in thousands, except per share information):

	Options	Wgt. avg. Exercise Price
Outstanding - beginning of period	3,416	$4.66
Granted	45	10.60
Exercised	(217)	3.17
Forfeited or expired	(103)	5.16

Outstanding - end of period	3,141	4.83

Exercisable - end of period	2,396	4.59

The following table summarizes information about stock options outstanding under the Plan as of March 31, 2004 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$ 2.40	591	31	481	110
2.70	47	48	17	30
2.94	520	47	520	0
3.04	52	42	26	26
3.08	28	1	28	0
3.30	10	47	4	6
3.54	4	35	3	1
3.67	32	2	32	0
4.30	14	45	6	8
4.42	343	33	266	77
5.50	50	6	50	0
5.51	80	25	80	0
5.65	18	51	4	14
6.45	465	56	65	400
6.87	807	23	807	0
7.54	35	54	6	29
10.60	45	60	1	44
Total	3,141		2,396	745

The weighted average fair value at the date of grant for stock options granted during the three months ended March 31, 2003 and 2004 was $1.64 and $5.33 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2004
Expected life (years)	4	4
Interest rate	1.5%	3.0%
Volatility	75%	63%
Dividend yield	0%	0%

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

	Three Months Ended March 31,
	2003	2004
Net income – as reported	$240	$317
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,394)	$(1,969)

Net loss – pro forma	(1,154)	(1,652)

Basic earnings (loss) per share – as reported	$.02	$.03
– pro forma	(.12)	(.15)
Diluted earnings (loss) per share – as reported	$.02	$.03
– pro forma	(.11)	(.13)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop, manufacture, market and sell intuitive interface devices and components for a variety of business and home applications. We generate revenues from the sale of our hardware products, such as force sensing resistor (“FSR”) sensors, FSR-based subassemblies and complete advanced input device products. To a lesser extent, we derive revenue from the sale of software combined with our hardware. Depending on the application, this software may be internally developed or purchased from software partners.

We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); and specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Business Segment Overview – Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004.

Cost of revenues includes material, assembly, labor in the U.S. and contract labor in China, manufacturing overhead at our U.S. facility and our China logistics center, software licensing and quality assurance costs.

Analysis of Quarterly Results

Unaudited revenues, gross profit, net income (loss) and basic and diluted earnings (loss) per share are shown in the following table for each of the nine most recent quarters (in thousands except for per share data):

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
Revenues	$5,409	$6,027	$6,629	$6,978	$7,002	$7,476	$7,848	$8,716	$8,434
Gross profit	$2,267	$2,474	$2,701	$474	$2,930	$3,126	$3,285	$3,339	$3,352
Net income (loss)	$(399)	$(333)	$40	$(3,572)	$240	$181	$238	$407	$317
Earnings (loss) per shares – basic	$(.04)	$(.03)	—	$(.37)	$.02	$.02	$.02	$.02	$.03
Earnings (loss) per share – diluted	$(.04)	$(.03)	—	$(.37)	$.02	$.02	$.02	$.03	$.03

Since the beginning of 2002, our revenues have shown a steady rate of growth due to a general improvement in the global economic climate and a broadening in the market for business presentation devices and the introduction of comparable products for consumer use. Other significant contributing factors have been sales of components for use in Microsoft’s Xbox game controller and increases, particularly in 2003, in sales in our e-transactions market.

Gross profits generally trended with revenues during the periods shown except in the fourth quarter of 2002. In that quarter we recorded a $2.3 million write-off of obsolete inventory. The write-off resulted from a material reduction in our internal forecasts for future customer demand based on downward adjustments in forecast information received from our customers as well as negative industry and worldwide economic forecasts received from outside sources. The write-off related to raw material, work-in-process and finished goods for OEM remote controls purchased or produced in anticipation of Japanese OEM business communications orders. Approximately 50% of these written-off inventories have been destroyed or sold for nominal amounts to salvage brokers and the remainder is maintained in our warehouses at a zero book value.

Earnings have shown more quarter-to-quarter fluctuations than revenues but have generally trended upward as revenues have increased, except in the fourth quarter of 2002 when we recorded a substantial inventory write-off. In 2003, earnings resumed and generally trended upward during the year. Earnings declined in the first quarter of 2004 as a result of a decline in revenue and an increase in operating expense, partially offset by improvements in gross margin and other income (expense).

In 2002, operations was essentially cash flow break-even to marginally positive. Operations again consumed significant cash in the first three quarters of 2003 to fund the working capital requirements of our growth in the branded business communications market. Operations were slightly cash flow positive in the fourth quarter of 2003 and cash flow from operations improved in the first quarter of 2004.

We believe that we have emerged from a difficult period for our industry with a history of recent losses but with a technology and product portfolio and a market and customer base that positions us well for growth that we expect to continue and, perhaps, to accelerate. However, we are vulnerable to the effects of macroeconomic trends that may cause our expectations to be wrong. The reader should keep in mind that past performance is not necessarily indicative of future results.

Current Opportunities and Challenges

A considerable portion of our effort is directed at emerging markets, such as our e-transactions market where our success depends on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, therefore, our long-term performance.

Our quarterly results are often affected by volatility in orders for a particular product. For example, sales of sensors for the Microsoft Xbox constitute a significant source of revenue, but are substantially dependent on Xbox sales that we cannot control or accurately forecast. Similarly, sales to large institutions of our e-transactions products typically come in relatively large orders that can be one-time events or can occur at widely-dispersed intervals.

Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Business Segment Overview – Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2004

Three months ended March 31, 2003 and 2004 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
- Revenue	$5,178	74%	$4,858	58%
- Gross Profit	1,863		1,451
- Gross Profit % of Segment Revenue	36%		30%
Home Entertainment:
- Revenue	$149	2%	$492	6%
- Gross Profit	67		216
- Gross Profit % of Segment Revenue	45%		44%
E-Transactions:
- Revenue	$538	8%	$1,962	23%
- Gross Profit	278		981
- Gross Profit % of Segment Revenue	52%		50%
Specialty Components:
- Revenue	$1,137	16%	$1,122	13%
- Gross Profit	722		704
- Gross Profit % of Segment Revenue	64%		63%
All Segments:
- Revenue	$7,002	100%	$8,434	100%
- Gross Profit	2,930		3,352
- Gross Profit % of Segment Revenue	42%		40%

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In the first quarter of 2004, OEM revenues comprised approximately 77% of business communications revenues as compared to 57% in the same period of 2003.

Overall, business communications revenues for the first quarter of 2004 declined 6% as compared to the first quarter of 2003. OEM revenues grew 25%, reflecting an approximate 32% growth in units coupled with an approximate 5% decline in average selling prices. (OEM average selling prices range from $10-$15.) The growth in OEM units is consistent with the growth in the presentation projector market. The OEM average selling price decline is reflective of competitive price pressure affecting the industry as a whole. Revenues from branded products, which had average selling prices of approximately $80-$90 (before special price reductions) dropped 48%. The branded unit volume decline results from our efforts to de-emphasize our retail channel customer base.

Business communications gross profit margin for the first quarter of 2004 declined to 30% as compared to 36% in the first quarter of 2003 due to the increased percentage of lower margin OEM business in the 2004 period.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller. Revenues related to the Xbox program accounted for approximately 60% of our home entertainment revenues in the first quarter of 2004 as compared to less than 10% in the first quarter of 2003. We recently entered into an agreement to supply remote input devices to a major OEM for control of advanced viewing devices. Under the agreement, we expect to provide remote controls to the contract manufacturers of plasma displays for this OEM. We expect initial shipments to commence late in the third or fourth quarter of 2004 and continue to build over subsequent quarters. Based on estimates of its requirements provided by the OEM and agreed price terms, our revenue from the sale of these remote controls would exceed $10 million in the first eighteen months of shipments. However, as with many contracts of this nature the OEM is not required to cause its plasma display suppliers to purchase any minimum number of remote controls or to adhere to the schedule on which its estimates are based. There is therefore no assurance that the amount or timing of actual revenues will conform to these estimates.

In the first quarter of 2004, home entertainment revenues increased 230% over the first quarter of 2003 due primarily to increased unit sales of sensors for the Microsoft Xbox program.

Home entertainment gross profit margin declined slightly to 44% in the first quarter of 2004 from 45% in the same period of 2003 due to a slight decline in the pricing of the Xbox sensors.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those type of sales.

In the first quarter of 2004, e-transaction revenues increased 265% over the same period of 2003 due primarily to revenues related to the Wells Fargo Bank program.

E-transaction gross profit margin for the first quarter of 2004 declined slightly to 50% from 52% in the first quarter of 2003 due to lower pricing associated with higher volume customer projects.

Specialty Components

In our specialty components segment, we sell custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the first quarter of 2004 were relatively unchanged as compared to the first quarter of 2003.

Specialty component gross profit margin declined slightly to 63% in the first quarter of 2004 from 64% in the first quarter of 2003 due to a lower mix of higher margin medical device related revenues in the 2004 period.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the first quarter of 2004, our product development and research costs decreased 2% as compared to the first quarter of 2003 due to the timing of new product development in our branded business communication and e-transaction segments. As a percentage of revenues, product development and research costs declined to 11% in the first quarter of 2004 from 13% in the first quarter of 2003 due to sales growth leverage. However, we expect that product development and research costs will continue to exceed 10% of revenues for the foreseeable future.

Sales, general and administrative costs (“SG&A”) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For the first quarter of 2004, SG&A grew 10% over the first quarter of 2003 due to increased sales commissions and general marketing costs commensurate with sales growth. As a percentage of revenues, SG&A declined to 25% in the first quarter of 2004 versus 28% in the first quarter of 2003 due to sales growth leverage.

In summary, our improved operating results in the first quarter of 2004 were attributable to the following factors:

•	20% growth in revenues that occurred in our home entertainment and e-transactions sectors; and

•	6% growth in operating expenses supporting the 20% growth in revenues.

Total other income declined to $10,000 in the first quarter of 2004 versus $187,000 in the first quarter of 2003 due to the one-time gain related to a legal settlement with a supplier that occurred in the first quarter of 2003.

We have $32 million in net operating loss carryforwards (NOLs) for U.S. federal tax purposes. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carry forwards. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. The net income generated in 2003 and in the first quarter of 2004 is not necessarily indicative of future results. Therefore we have maintained the full valuation allowance against our deferred tax assets as of March 31, 2004. The Company’s federal net operating loss carryforwards are not impacted and can continue to be utilized for up to 19 years.

Liquidity and Capital Resources

Working capital increased to $20.1 million at March 31, 2004 from $20.0 million at the end of 2003 due primarily to the positive operating results.

Operations generated a positive cash flow of $680,000 in the first quarter of 2004 as compared to a negative cash flow of $1.1 million in the same period of 2003. The cash flow improvement is due primarily to a reduction in our average accounts receivable balances related to the de-emphasis of our business communications branded retail channel sales focus.

We spent $285,000 in the first quarter of 2004 and $61,000 in the first quarter of 2003 to purchase additional manufacturing and computer equipment.

We made payments on long-term debt of $98,000 in the first quarter of 2004 and $168,000 in the first quarter of 2003. Net proceeds from the exercise of employee stock options were $685,000 and $1,000 in the first quarters of 2004 and 2003, respectively.

We currently have modest commitments for capital expenditures and no material purchase obligations. Our long-term debt and operating lease obligations as of December 31, 2003, the last fiscal year-end date, are as follows (in thousands):

	Total	Less Than One Year	1-3 Years
Long-term debt obligations	$1,716	$706	$1,010
Operating lease obligations	92	73	10

Total	1,808	779	1,029

In February 2004, we renegotiated and extended the terms of our Camarillo, California facilities. The new lease adds $287,000 to our 2004 lease commitments and $1,036,000 to our lease commitments in 2005, 2006 and 2007.

These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements are our general liquidity position.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Application of Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 101A, SAB No. 101B and SAB No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

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

Provision for Income Tax. As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

We first achieved profitable operations in 1995. Because of net operating loss (“NOL”) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In fourth quarter 2002 and for the 2003 year, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we recognized a valuation allowance against our deferred tax asset balance. Assuming that we maintain profitable operations in 2004, we will reevaluate our deferred tax asset balance and may reduce or eliminate the valuation allowance.

As of December 31, 2003, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $31,676,000, $11,282,000 and $1,084,000, respectively, which are available to offset future taxable income in those jurisdictions through 2022.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 30%, 23% and 28% of our revenues for 2002, 2003 and the first quarter of 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS No. 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	Three Months Ended March 31,
	2003	2004
Increase in revenues resulting from foreign currency fluctuations	$4	$20
Hedging gains (losses)	(2)	10

Net revenue impact	$2	$30

We calculate the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of variable Interest Entities, an interpretation of accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk – Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the three month periods ended March 31, 2003 and 2004, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At March 31, 2004, we had foreign currency exchange contracts outstanding with a notional value of $1.9 million. During the first quarter of 2004, we recognized $10,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at March 31, 2004, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2004, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

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

(b) Reports on Form 8-K

On January 21, 2004, we filed a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” reporting that on January 21, 2004, we issued a press release regarding the Company’s results of operations for the quarter ended December 31, 2003. Our press release was attached to the report as Exhibit 99.1.

On January 21, 2004, we filed a Current Report on Form 8-K under “Item 5. Other Events and Regulation FD Disclosure” reporting that on January 21, 2004, we filed a shelf registration statement with the Securities and Exchange Commission for 3,000,000 shares of our common stock. Our press release was attached to the report as Exhibit 99.1.

On March 3, 2004, we furnished a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” reporting that on March 3, 2004, we issued a press release regarding the Company’s results of operations for the fourth quarter and year ended December 31, 2003. Our press release was attached to the report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: May 14, 2004	/s/ PAUL D. MEYER

Paul D. Meyer Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.