Form 10-K/A
period 2003-12-31
INTERLINK ELECTRONICS INC
filed 2004-06-02
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE:

This Amendment No. 2 to the Annual Report on Form 10-K of Interlink Electronics, Inc. for the year ended December 31, 2003 has been filed to reflect certain revisions and clarifications in the “Liquidity and Capital Resources” section of Item 7 and the “Exhibits” section of Item 15. In addition, we are including with this Amendment No. 2 certain currently dated certifications and consents. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or substantively modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

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

Cash flow comes principally from collection of accounts receivable and, to a lesser extent, from interest or other return on financial investments. We maintain what we believe to be appropriate reserves for doubtful accounts and are not aware of any prospective development that would impact collections differently from our historical experience. It is industry practice to allow payment terms of greater than 30 days (generally 45-90 days) for our branded products and Asian customer base. In 2003, sales to customers with terms greater than 30 days were 31% of our overall sales, as compared to 21% in 2002. To the extent our growth in these areas continues to increase as a percentage of total revenues, our average days to collect on our accounts receivable will increase and this would slow down our average cash collections. On two occasions, we have made substantial inventory reserve adjustments that reflect management’s judgment as to the recoverable value of inventory. We do not currently anticipate the need for a further inventory adjustment but any significant diminution in inventory value would ultimately affect cash flow.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on June 2, 2004.

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