Form 10-Q/A
period 2004-03-31
INTERLINK ELECTRONICS INC
filed 2004-07-22
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

Shares of Common Stock Outstanding, at June 29, 2004: 11,580,828

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Interlink Electronics, Inc. for the quarterly period ended March 31, 2004 has been filed to reflect certain revisions and clarifications in the “Notes to Condensed Consolidated Financial Statements” section of Item 1 and the “Application of Critical Accounting Policies and Estimates” section of Item 2. In addition, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Quarterly Report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q or substantively modify or update the disclosure contained in the Quarterly Report on Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below.

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

2. Significant Accounting Policies – Reserve for Estimated Product Returns

While not an explicit part of our terms and conditions of product sales, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our branded business communications market for similar products of equal value if these exchanges meet certain other criteria. We record provisions for the estimated amounts of products to be returned in such exchanges through adjustments to revenues and cost of revenues. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends.

3. Earnings Per Share

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

4. Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance at December 31, 2002	$(837)
Net income	—	$240

Balance at March 31, 2003	$(837)	$240

Balance at December 31, 2003	$(391)
Translation adjustment	(3)	$(3)
Net income	—	317

Balance at March 31, 2004	$(394)	$314

5. Segment Information

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

6. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Raw material	$3,991	$4,272
Work in process	867	2,274
Finished goods	3,780	2,797

Total inventories	$8,638	$9,343

7. Stock Options

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

Overall, business communications revenues for the first quarter of 2004 declined 6% as compared to the first quarter of 2003. OEM revenues grew 25%, reflecting an approximate 32% growth in units coupled with an approximate 5% decline in average selling prices. (OEM average selling prices range from $10-$15.) The growth in OEM units is consistent with the growth in the presentation projector market. The OEM average selling price decline is reflective of competitive price pressure affecting the industry as a whole. Revenues from branded products, which had average selling prices of approximately $80-$90 (before special price reductions) dropped 48%. The branded unit volume decline results from our decision to de-emphasize sales to large retail outlets such as CompUSA and Frye’s Electronics. Such sales constituted approximately 33% of our branded business communications revenues in the first quarter of 2003 as compared to approximately 7% in the first quarter of 2004. Due to the poor profitability (revenues less cost of sales and sales, marketing and administration costs) of this sub-channel for Interlink, we chose to de-emphasize this sub-channel by reducing the allocation of sales and marketing resources to this area. However, we will continue to support the existing customers and do not expect material product returns or bad debts associated with this change in strategy.

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

Reserve for Estimated Product Returns. While not an explicit part of our terms and conditions of product sales, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our branded business communications market for similar products of equal value if these exchanges meet certain other criteria. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate then revenues in the subsequent period will be adversely affected.

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

INTERLINK ELECTRONICS, INC.

DATE: July 22, 2004	/s/ PAUL D. MEYER
Paul D. Meyer Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.