Form 10-Q
period 2004-06-30
INTERLINK ELECTRONICS INC
filed 2004-08-16
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☐ No ☒

Shares of Common Stock Outstanding, at August 11, 2004: 11,584,412

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,061	$6,410
Accounts receivable, less allowance for doubtful accounts of $670 and $628 at 2003 and 2004, respectively	9,123	8,336
Inventories	8,638	10,118
Prepaid expenses and other current assets	253	508

Total current assets	24,075	25,372
Property and equipment, net	1,270	1,265
Patents and trademarks, less accumulated amortization of $1,109 and $1,127 at 2003 and 2004, respectively	177	191
Other assets	60	299

Total assets	$25,582	$27,127

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$706	$647
Accounts payable	2,630	2,326
Accrued payroll and related expenses	590	776
Other accrued expenses	130	114

Total current liabilities	4,056	3,863

Long-term debt, net of current portion	1,010	713
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 11,155 and 11,581 shares issued and outstanding at 2003 and 2004, respectively)	31,668	33,294
Due from stockholders	(520)	(512)
Accumulated other comprehensive loss	(391)	(383)
Accumulated deficit	(10,241)	(9,848)

Total stockholders’ equity	20,516	22,551

Total liabilities and stockholders’ equity	$25,582	$27,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2003	2004	2003	2004
Revenues	$7,476	$8,158	$14,478	$16,592
Costs of revenues	4,350	5,008	8,422	10,090

Gross profit	3,126	3,150	6,056	6,502

Operating expenses:
Product development and research	817	1,001	1,736	1,906
Selling, general and administrative	2,112	2,049	4.064	4,189

Total operating expenses	2,929	3,050	5,800	6,095

Operating income	197	100	256	407

Other income (expense):
Interest income (expense), net	(9)	(15)	(12)	(31)
Other income (expense)	5	8	195	34

Total other income (expense)	(4)	(7)	183	3

Income before provision for income taxes	193	93	439	410
Provision for income tax expense	12	17	18	17

Net income	$181	$76	$421	$393

Earnings per share – basic	$.02	$.01	$.04	$.03
Earnings per share – diluted	$.02	$.01	$.04	$.03
Weighted average shares – basic	9,807	11,451	9,793	11,344
Weighted average shares – diluted	11,108	12,981	10,797	12,770

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six Month Period Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$421	$393
Adjustments to reconcile net income to net cash used in operating activities:
Provision for allowance for doubtful accounts receivable	33	(30)
Provision for excess inventories	(173)	(761)
Depreciation and amortization	311	349
Changes in operating assets and liabilities:
Accounts receivable	(1,957)	817
Prepaid expenses and other current assets	(71)	(255)
Inventories	(1,555)	(719)
Other assets	1	(239)
Accounts payable	1,385	(304)
Accrued payroll and other accrued expenses	(176)	170

Net cash used in operating activities	(1,781)	(579)

Cash flows from investing activities:
Purchases of property and equipment	(126)	(326)
Costs of patents and trademarks	—	(32)

Net cash used in investing activities	(126)	(358)

Cash flows from financing activities:
Principal payments on debt	(448)	(356)
Proceeds from exercise of employee stock options	211	1,626
Due from shareholders	—	8

Net cash provided by (used in) financing activities	(237)	1,278

Effect of exchange rate changes on cash and cash equivalents	13	8

Increase (decrease) in cash and cash equivalents	(2,131)	349

Cash and cash equivalents:
Beginning of period	7,906	6,061

End of period	$5,775	$6,410

Supplemental disclosures of cash flow information:
Interest paid	$25	$46
Income taxes paid	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2004 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of June 30, 2004, and for the three month and six month periods ended June 30, 2003 and 2004 included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Significant Accounting Policies – Reserve for Estimated Product Returns

While not an explicit part of our terms and conditions or product sales, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our branded business communications market for similar products of equal value if these exchanges meet certain other criteria. We record provisions for the estimated amounts of products to be returned in such exchanges through adjustments to revenues and cost of revenues. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends.

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Month Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Weighted average shares outstanding – basic	9,807	11,451	9,793	11,344
Effect of dilutive securities (employee stock options)	1,301	1,530	1,004	1,426

Weighted average shares – diluted	11,108	12,981	10,797	12,770

4. Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance at December 31, 2002	$(837)
Translation adjustment	13	$13
Net income	—	421

Balance at June 30, 2003	$(824)	$434

Balance at December 31, 2003	$(391)
Translation adjustment	8	$8
Net income		393

Balance at June 30, 2004	$(383)	$401

5. Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates”; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the six months ended June 30, 2003 and 2004 is as follows (in thousands):

Six Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components	Total
June 30, 2003
Revenue	$9,551	$970	$1,554	$2,403	$14,478
Gross profit	3,173	449	856	1,578	6,056
June 30, 2004
Revenue	$10,017	$1,223	$3,110	$2,242	$16,592
Gross profit	2,985	536	1,581	1,400	6,502

6. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2003	June 30, 2004
Raw material	$3,991	$4,318
Work in process	867	2,362
Finished goods	3,780	3,438

Total inventories	$8,638	$10,118

7. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 6,500,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five-year term but terminate earlier if employment is terminated. As of June 30, 2004, 6,269,000 have been granted (3,848,000 are outstanding and 2,421,000 have been exercised, forfeited or expired) and there were 231,000 options available for grant.

Activity for the first six months of 2004 under the Plan is summarized as follows (in thousands, except per share information):

	Options	Wgt. avg. Exercise Price
Outstanding- beginning of period	3,416	$4.66
Granted	966	9.46
Exercised	(426)	3.83
Forfeited or expired	(108)	5.35

Outstanding - end of period	3,848	5.94

Exercisable - end of period	2,347	4.64

The following table summarizes information about stock options outstanding under the Plan as of June 30, 2004 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un - exercisable
$ 2.40	568	28	512	56
2.70	45	45	19	26
2.94	475	44	475	0
3.04	50	39	30	20
3.08	21	1	21	0
3.30	10	44	5	5
3.54	4	32	3	1
4.30	14	42	7	7
4.42	320	30	272	48
5.50	24	3	24	0
5.51	80	22	80	0
5.65	17	48	4	13
6.45	465	53	103	362
6.87	753	20	753	0
7.54	35	51	9	26
9.40	921	59	25	896
10.60	46	57	5	41

Total	3,848		2,347	1,505

The weighted average fair value at the date of grant for stock options granted during the six months ended June 30, 2003 and 2004 was $1.65 and $5.08 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended June 30,
	2003	2004
Expected life (years)	4	4
Interest rate	3.0%	3.0%
Volatility	63%	69%
Dividend yield	0%	0%

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

	Six Months Ended June 30,
	2003	2004
Net income – as reported	$421	$393
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,939)	(2,552)

Net loss – pro forma	$(2,360)	$(2,159)

Basic earnings (loss) per share – as reported	$.04	$.03
– pro forma	(.24)	(.19)
Diluted earnings (loss) per share – as reported	$.04	$.03
– pro forma	(.22)	(.17)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); and specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Business Segment Overview – Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2004.

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

Analysis of Quarterly Results

Unaudited revenues, gross profit, net income (loss) and basic and diluted earnings (loss) per share are shown in the following table for each of the nine most recent quarters (in thousands except for per share data):

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004
Revenues	$5,409	$6,027	$6,629	$6,978	$7,002	$7,476	$7,848	$8,716	$8,434	$8,158
Gross profit	$2,267	$2,474	$2,701	$474	$2,930	$3,126	$3,285	$3,339	$3,352	$3,150
Net income (loss)	$(399)	$(333)	$40	$(3,572)	$240	$181	$238	$407	$317	$76
Earnings (loss) per shares – basic	$(.04)	$(.03)	—	$(.37)	$.02	$.02	$.02	$.02	$.03	$.01
Earnings (loss) per share – diluted	$(.04)	$(.03)	—	$(.37)	$.02	$.02	$.02	$.03	$.03	$.01

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

Earnings have shown more quarter-to-quarter fluctuations than revenues but have generally trended upward as revenues have increased, except in the fourth quarter of 2002 when we recorded a substantial inventory write-off. In 2003, earnings resumed and generally trended upward during the year. In the first half of 2004 earnings are essentially unchanged as compared to the first half of 2003 due to improved sales and gross profit offset by increased operating expenses and lower other income.

In 2002, operations were essentially cash flow break-even to marginally positive. Operations again consumed significant cash in the first three quarters of 2003 to fund the working capital requirements of our growth in the branded business communications market. Operations were slightly cash flow positive in the fourth quarter of 2003 and for the first half of 2004 recorded a negative cash flow of approximately $600,000.

While we have generated profitable results in recent periods, history has proven that we are vulnerable to the effects of macroeconomic trends. The reader should keep in mind that past performance is not necessarily indicative of future results.

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

Our quarterly results are often affected by volatility in orders for a particular product. For example, sales of sensors for the Microsoft Xbox constitute a significant source of revenue, but are substantially dependent on Xbox sales that we cannot control or accurately forecast. Similarly, sales to large institutions of our e-transactions products typically come in relatively large orders that can be one-time events or can occur at widely dispersed intervals.

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

Business Segment Overview – Three and Six Months Ended June 30, 2003 Compared To Three and Six Months Ended June 30, 2004

Three months and six months ended June 30, 2003 and 2004 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2004		Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
- Revenue	$4,373	58%	$5,158	63%	$9,551	66%	$10,016	60%
- Gross Profit	1,310		1,534		3,173		2,985
- Gross Profit % of Segment Revenue	30%		30%		33%		30%
Home Entertainment:
- Revenue	$821	11%	$731	9%	$970	7%	$1,223	7%
- Gross Profit	382		320		449		536
- Gross Profit % of Segment Revenue	47%		44%		46%		44%
E-Transactions:
- Revenue	$1,016	14%	$1,148	14%	$1,554	11%	$3,110	19%
- Gross Profit	578		600		856		1,581
- Gross Profit % of Segment Revenue	57%		52%		55%		51%
Specialty Components:
- Revenue	$1,266	17%	$1,121	14%	$2,403	16%	$2,243	14%
- Gross Profit	856		696		1,578		1,400
- Gross Profit % of Segment Revenue	68%		62%		66%		62%
All Segments:
- Revenue	$7,476	100%	$8,158	100%	$14,478	100%	$16,592	100%
- Gross Profit	3,126		3,150		6,056		6,502
- Gross Profit %	42%		39%		42%		39%

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In the first half of 2004, OEM revenues comprised approximately 75% of business communications revenues as compared to 65% in the same period of 2003.

Overall, business communications revenues for the second quarter and first half of 2004 increased 18% and 5%, respectively, as compared to the same periods of 2003. For the first six months of 2004, OEM revenues grew 22% as compared to the first half of 2003, reflecting an approximate 32% growth in units coupled with an approximate 5% decline in average selling prices. (OEM average selling prices range from $10-$15.) The growth in OEM units is consistent with the growth in the presentation projector market. The OEM average selling price decline is reflective of competitive price pressure affecting the industry as a whole. Revenues from branded products, which had average selling prices of approximately $80-$90 (before special price reductions) dropped 27% in the same period comparison. The branded unit volume decline results from our decision to de-emphasize sales to large retail outlets such as CompUSA and Frye’s Electronics. Such sales constituted approximately 20% of our branded business communications revenues in the first half of 2003 as compared to approximately 8% in the first half of 2004. Due to the poor profitability (revenues less cost of sales and sales, marketing and administration costs) of this sub-channel for Interlink, we chose to de-emphasize this sub-channel by reducing the allocation of sales and marketing resources to this area. However, we will continue to support the existing customers and do not expect material product returns or bad debts associated with this change in the 2004 period.

Business communications gross profit margin for the first half of 2004 declined to 30% as compared to 33% in the first half of 2003 due to the increased percentage of lower margin OEM business in the 2004 period.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller. Revenues related to the Xbox program accounted for approximately 60% of our home entertainment revenues in the first half of 2004 as compared to less than 60% in the first half of 2003. We recently entered into an agreement to supply remote input devices to a major OEM for control of advanced viewing devices. Under the agreement, we expect to provide remote controls to the contract manufacturers of plasma displays for this OEM. We expect initial shipments to commence late in the third or fourth quarter of 2004 and continue to build over subsequent quarters. Based on estimates of its requirements provided by the OEM and agreed price terms, our revenue from the sale of these remote controls would exceed $10 million in the first eighteen months of shipments. However, as with many contracts of this nature, the OEM is not required to cause its plasma display suppliers to purchase any minimum number of remote controls or to adhere to the schedule on which its estimates are based. There is therefore no assurance that the amount or timing of actual revenues will conform to these estimates.

In the second quarter of 2004, home entertainment revenues recorded an 11% decrease over second quarter of 2003 but reflected a 26% increase for the first half of 2004 as compared to the same period of 2003 due primarily to fluctuating unit sales of sensors for the Microsoft Xbox program.

Home entertainment gross profit margin declined slightly to 44% in the first quarter and first half of 2004 from 47% and 46% in the same periods of 2003 due to a decline in the pricing of the Xbox sensors.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

In the second quarter of 2004, e-transaction revenues increased 13% over the same period of 2003 due primarily to a greater number of customers. For the first half of 2004, e-transaction revenues increased 100% from the first half of 2003 due primarily to the Wells Fargo program. However, we do not anticipate material revenues related to the Wells Fargo program for the remainder of 2004.

E-transaction gross profit margin for the second quarter and first half of 2004 declined to 52% and 51%, respectively, from 57% and 55%, respectively, in the same periods of 2003 due to lower pricing associated with higher volume customer projects.

Specialty Components

In our specialty components segment, we sell custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the second quarter and first half of 2004 declined 11% and 7% respectively, from the same periods of 2003 due to lower sales to our Japanese customer base.

Specialty component gross profit margin declined slightly to 62% in the second quarter and first half of 2004 from 68% and 66%, respectively, in the same periods of 2003 due to a lower mix of higher margin medical device related revenues in the 2004 period.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the second quarter and first half of 2004, our product development and research costs increased 23% and 10%, respectively, as compared to the second quarter and first half of 2003 due to new product and technology development in our business communication and e-transaction segments. As a percentage of revenues, product development and research costs declined to 11% in the first half of 2004 from 12% in the first half of 2003 due to sales growth leverage. However, we expect that product development and research costs will continue to exceed 10% of revenues for the foreseeable future.

Sales, general and administrative costs (“SG&A”) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For the second quarter of 2004, SG&A declined 3% over the second quarter of 2003 due to the timing of expenses. For the first half of 2004, SG&A increased 3% over the first half of 2003 due to sales and marketing expenses commensurate with the sales growth. As a percentage of revenues, SG&A declined to 25% in the second quarter and first half of 2004 versus 28% in the second quarter and first half of 2003 due to sales growth leverage.

Total other income declined to $3,000 in the first half of 2004 versus $183,000 in the first half of 2003 due to the one-time gain related to a legal settlement with a supplier that occurred in the first quarter of 2003.

We have $32 million in net operating loss carryforwards (NOLs) for U.S. federal tax purposes. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary against the deferred tax asset related to these

NOL carry forwards. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. The net income generated in 2003 and in the first half of 2004 is not necessarily indicative of future results. Therefore, we have maintained the full valuation allowance against our deferred tax assets as of June 30, 2004. The Company’s federal net operating loss carryforwards are not impacted and can continue to be utilized for up to 19 years.

Liquidity and Capital Resources

Working capital increased to $21.5 million at June 30, 2004 from $20.0 million at the end of 2003 due primarily to the positive operating results and the $1.6 million realized from employee stock option exercises.

Operations consumed cash of $580,000 in the first half of 2004 as compared to a negative cash flow of $1.8 million in the same period of 2003. The cash flow improvement is due primarily to a reduction in our average accounts receivable balances related to the de-emphasis of our business communications branded retail channel sales focus.

We spent $326,000 in the first half of 2004 and $126,000 in the first half of 2003 to purchase additional manufacturing and computer equipment.

We made payments on long-term debt of $356,000 in the first half of 2004 and $448,000 in the first half of 2003. Net proceeds from the exercise of employee stock options were $1.6 million in the first half of 2004 and $211,000 in the first half of 2003.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended

June 30, 2004.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

We first achieved profitable operations in 1995. Because of net operating loss (“NOL”) carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In fourth quarter 2002 and for the 2003 year, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we recognized a valuation allowance against our deferred tax asset balance. Assuring that we maintain profitable operations in 2004, we will reevaluate our deferred tax asset balance and may reduce or eliminate the valuation allowance.

As of December 31, 2003, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $31,676,000, $11,282,000 and $1,084,000, respectively, which are available to offset future taxable income in those jurisdictions through 2022.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 22% and 28% of our revenues for the first half of 2003 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Decrease in revenues resulting from foreign currency fluctuations	$(6)	$(83)	$(2)	$(63)
Hedging gains	39	50	37	60

Net revenue impact	$33	$(33)	$35	$(3)

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

Foreign Currency Exchange Rate Risk – Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the six month periods ended June 30, 2003 and 2004, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At June 30, 2004, we had foreign currency exchange contracts outstanding with a notional value of $3.7 million. During the first half of 2004, we recognized $60,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect, for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at June 30, 2004, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2004, would have no material impact on earnings or cash flows over a one-year period.

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

(b) Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” reporting that on April 22, 2004, we issued a press release regarding the Company’s results of operations for the first quarter ended March 31, 2004. Our press release was attached to the report as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: August 16, 2004	/s/ PAUL D. MEYER
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