Form 10-Q
period 2004-09-30
INTERLINK ELECTRONICS INC
filed 2004-11-12
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Shares of Common Stock Outstanding, at November 3, 2004: 13,447,245

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,061	$19,034
Accounts receivable, less allowance for doubtful accounts of $670 and $134 at 2003 and 2004, respectively	9,123	9,199
Inventories	8,638	11,494
Prepaid expenses and other current assets	253	211

Total current assets	24,075	39,938

Property and equipment, net	1,270	1,279
Patents and trademarks, less accumulated amortization of $1,109 and $1,130 at 2003 and 2004, respectively	177	249
Other assets	60	134

Total assets	$25,582	$41,600

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$706	$620
Accounts payable	2,630	3,762
Accrued payroll and related expenses	590	861
Other accrued expenses	130	89

Total current liabilities	4,056	5,332

Long-term debt, net of current portion	1,010	645
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 11,155 and 13,367 shares issued and outstanding at 2003 and 2004, respectively)	31,668	46,646
Due from stockholders	(520)	(434)
Accumulated other comprehensive loss	(391)	(419)
Accumulated deficit	(10,241)	(10,170)

Total stockholders’ equity	20,516	35,623

Total liabilities and stockholders’ equity	$25,582	$41,600

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2003	2004	2003	2004
Revenues	$7,848	$9,442	$22,326	$26,034
Costs of revenues	4,563	5,986	12,985	16,076

Gross profit	3,285	3,456	9,341	9,958

Operating expenses:
Product development and research	828	1,169	2,564	3,075
Selling, general and administrative	2,177	2,610	6,241	6,799

Total operating expenses	3,005	3,779	8,805	9,874

Operating income	280	(323)	536	84

Other income (expense):
Interest income (expense), net	(6)	(6)	(18)	(37)
Other income (expense)	—	(9)	195	25

Total other income (expense)	(6)	(15)	177	(12)

Income (loss) before provision for income taxes	274	(338)	713	72
Provision (benefit) for income tax expense	36	(16)	54	1

Net income (loss)	$238	$(322)	$659	$71

Earnings (loss) per share – basic	$.02	$(.03)	$.07	$.01
Earnings (loss) per share – diluted	$.02	$(.03)	$.06	$.01

Weighted average shares – basic	10,599	11,622	10,062	11,436
Weighted average shares – diluted	11,643	12,875	11,065	12,805

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine Month Period Ended Sept. 30,
	2003	2004
Cash flows from operating activities:
Net income	$659	$71
Adjustments to reconcile net income to net cash used in operating activities:
Provision for allowance for doubtful accounts receivable	46	(30)
Provision for excess inventories	—	(649)
Depreciation and amortization	533	417
Changes in operating assets and liabilities:
Accounts receivable	(3,051)	(46)
Prepaid expenses and other current assets	14	42
Inventories	(1,641)	(2,207)
Other assets	4	(74)
Accounts payable	(37)	1,132
Accrued payroll and other accrued expenses	(344)	230

Net cash used in operating activities	(3,817)	(1,114)

Cash flows from investing activities:
Purchases of property and equipment	(279)	(405)
Costs of patents and trademarks	—	(93)

Net cash used in investing activities	(279)	(498)

Cash flows from financing activities:
Principal payments on debt	(474)	(451)
Net proceeds from public stock offering	—	13,168
Proceeds from exercise of employee stock options	2,521	1,810
Repayments received from shareholders	279	86

Net cash provided by financing activities	2,326	14,613

Effect of exchange rate changes on cash and cash equivalents	(20)	(28)

Increase (decrease) in cash and cash equivalents	(1,790)	12,973

Cash and cash equivalents:
Beginning of period	7,906	6,061

End of period	$6,116	$19,034

Supplemental disclosures of cash flow information:
Interest paid	$55	$64
Income taxes paid	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2004 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2004, and for the three month and nine month periods ended September 30, 2003 and 2004 included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Significant Accounting Policies – Reserve for Estimated Product Returns

While not an explicit part of the terms and conditions of product sales, the Company does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its branded business communications market for similar products of equal value if these exchanges meet certain other criteria. The Company records provisions for the estimated amounts of products to be returned in such exchanges through adjustments to revenues and cost of revenues. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends.

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Weighted average shares outstanding – basic	10,599	11,622	10,062	11,436
Effect of dilutive securities (employee stock options)	1,044	1,253	1,003	1,369

Weighted average shares – diluted	11,643	12,875	11,065	12,805

4. Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance at December 31, 2002	$(837)
Translation adjustment	(20)	$(20)
Net income	—	659

Balance at September 30, 2003	$(857)	$639

Balance at December 31, 2003	$(391)
Translation adjustment	(28)	$(28)
Net income	—	71

Balance at September 30, 2004	$(419)	$43

5. Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates”; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the nine months ended September 30, 2003 and 2004 is as follows (in thousands):

Nine Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components	Total
September 30, 2003
Revenue	$14,789	$1,898	$2,145	$3,494	$22,326
Gross profit	4,983	886	1,184	2,288	9,341
September 30, 2004
Revenue	$15,418	$2,650	$4,241	$3,725	$26,034
Gross profit	4,575	960	2,152	2,271	9,958

6. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Raw material	$3,991	$5,607
Work in process	867	1,112
Finished goods	3,780	4,775

Total inventories	$8,638	$11,494

7. Common Stock Offering

In September of 2004, the Company completed a public stock offering of 1.75 million shares of common stock at an offering price of $8.25 per share before an approximate 6% underwriting discount and other offering expenses. The net amount recorded by the Company was approximately $13,168,000.

8. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 6,500,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five-year term but terminate earlier if employment is terminated. As of September 30, 2004, approximately 6,268,000 options have been granted (3,811,000 are outstanding and 2,457,000 have been exercised, forfeited or expired) and there were 232,000 options available for grant.

Activity for the first nine months of 2004 under the Plan is summarized as follows (in thousands, except per share data):

	Options	Wgt. avg. Exercise Price
Outstanding - beginning of period	3,416	$4.66
Granted	965	9.46
Exercised	(462)	3.92
Forfeited or expired	(108)	5.35

Outstanding - end of period	3,811	5.95

Exercisable - end of period	2,529	4.76

The following table summarizes information about stock options outstanding under the Plan as of September 30, 2004 (in thousands, except contractual life and exercise price per share data):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un- exercisable
$ 2.40	558	25	558	0
2.70	45	45	23	22
2.94	474	41	474	0
3.04	50	36	34	16
3.08	21	1	21	0
3.30	10	41	5	5
3.54	4	29	3	1
4.30	14	39	8	6
4.42	317	27	298	19
5.50	13	1	13	0
5.51	80	19	80	0
5.65	17	45	5	12
6.45	465	50	142	323
6.87	742	17	742	0
7.54	35	48	12	23
9.40	920	56	102	818
10.60	46	54	9	37

Total	3,811		2,529	1,282

The weighted average fair value at the date of grant for stock options granted during the nine months ended September 30, 2003 and 2004 was $1.65 and $5.08 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2003	2004
Expected life (years)	4	4
Interest rate	3.0%	3.0%
Volatility	63%	69%
Dividend yield	0%	0%

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company would have recorded stock-based compensation expense as follows (in thousands except per share data):

	Nine Months Ended September 30,
	2003	2004
Net income – as reported	$659	$71
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,179)	(1,914)

Net loss – pro forma	$(3,520)	$(1,843)

Basic earnings (loss) per share – as reported	$.07	$.01
– pro forma	(.35)	(.16)
Diluted earnings (loss) per share – as reported	$.06	$.01
– pro forma	(.32)	(.14)

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

We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); and specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Business Segment Overview – Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2004.

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

Analysis of Quarterly Results

Unaudited revenues, gross profit, net income (loss) and basic and diluted earnings (loss) per share are shown in the following table for each of the nine most recent quarters (in thousands except for per share data):

	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004
Revenues	$6,629	$6,978	$7,002	$7,476	$7,848	$8,716	$8,434	$8,158	$9,442
Gross profit	$2,701	$474	$2,930	$3,126	$3,285	$3,339	$3,352	$3,150	$3,456
Net income (loss)	$40	$(3,572)	$240	$181	$238	$407	$317	$76	$(322)
Earnings (loss) per shares – basic	—	$(.37)	$.02	$.02	$.02	$.02	$.03	$.01	$(.03)
Earnings (loss) per share – diluted	—	$(.37)	$.02	$.02	$.02	$.03	$.03	$.01	$(.03)

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

Gross profits generally trended with revenues during the periods shown except in the fourth quarter of 2002. In that quarter we recorded a $2.3 million write-off of obsolete inventory. The write-off resulted from a material reduction in our internal forecasts for future customer demand based on downward adjustments in forecast information received from our customers as well as negative industry and worldwide economic forecasts received from outside sources. The write-off related to raw material, work-in-process and finished goods for OEM remote controls purchased or produced in anticipation of Japanese OEM business communications orders. Approximately 75% of these written-off inventories have been destroyed or sold for nominal amounts to salvage brokers and the remainder is maintained in our warehouses at a zero book value.

Earnings have shown more quarter-to-quarter fluctuations than revenues but have generally trended upward as revenues have increased, except in the fourth quarter of 2002 when we recorded a substantial inventory write-off. In 2003, earnings resumed and generally trended upward during the year. In the first nine months of 2004, earnings are down 89% as compared to the first nine months of 2003 due to higher product development and marketing costs associated with new products and technologies and incremental costs related to the initial implementation costs of Section 404 of the Sarbanes-Oxley Act of 2002.

In 2002, operations were essentially cash flow break-even to marginally positive. Operations again consumed significant cash in the first three quarters of 2003 to fund the working capital requirements of our growth in the branded business communications market. Operations were slightly cash flow positive in the fourth quarter of 2003 and for the first nine months of 2004 we recorded a negative cash flow of approximately $1.1 million.

In September of 2004, we completed a public stock offering of 1.75 million shares of common stock with gross proceeds of $14.4 million before underwriting discounts and other offering expenses.

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

Business Segment Overview – Three and Nine Months Ended September 30, 2003 Compared To Three and Nine Months Ended September 30, 2004

Three months and nine months ended September 30, 2003 and 2004 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2004
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
- Revenue	$5,238	67%	$5,402	57%	$14,789	66%	$15,418	59%
- Gross Profit	1,590		1,590		4,983		4,575
- Gross Profit % of Segment Revenue	30%		29%		34%		30%

Home Entertainment:
- Revenue	$928	12%	$1,427	15%	$1,898	8%	$2,650	10%
- Gross Profit	437		424		886		960
- Gross Profit % of Segment Revenue	47%		30%		47%		36%

E-Transactions:
- Revenue	$591	7%	$1,131	12%	$2,145	10%	$4,241	16%
- Gross Profit	328		571		1,184		2,152
- Gross Profit % of Segment Revenue	55%		50%		55%		51%

Specialty Components:
- Revenue	$1,091	14%	$1,482	16%	$3,494	16%	$3,725	15%
- Gross Profit	710		871		2,288		2,271
- Gross Profit % of Segment Revenue	65%		59%		65%		61%

All Segments:
- Revenue	$7,848	100%	$9,442	100%	$22,326	100%	$26,034	100%
- Gross Profit	3,285		3,456		9,341		9,958
- Gross Profit %	42%		37%		42%		38%

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In the first nine months of 2004, OEM revenues comprised approximately 75% of business communications revenues as compared to 61% in the same period of 2003.

Overall, business communications revenues for the third quarter and first nine months of 2004 increased 3% and 5%, respectively, as compared to the same periods of 2003. For the first nine months of 2004, OEM revenues grew 27% as compared to the first nine months of 2003, reflecting an approximate 59% growth in units coupled with an approximate 20% decline in average selling prices. (OEM average selling prices range from $2-$30.) The growth in OEM units is consistent with the growth in the presentation projector market. The OEM average selling price decline is reflective of competitive price pressure affecting the industry as a whole. Revenues from branded products, which had average selling prices of approximately $26-$200 (before special price reductions) dropped 32% in the same period comparison. The branded unit volume decline results from our decision to de-emphasize sales to large retail outlets such as CompUSA and Fry’s Electronics. Such sales constituted approximately 18% of our branded business communications revenues in the first nine months of 2003 as compared to approximately 11% in the first nine months of 2004. Due to the poor profitability (revenues less cost of sales and sales, marketing and administration costs) of this sub-channel for Interlink, we chose to de-emphasize this sub-channel by reducing the allocation of sales and marketing resources to this area. However, we will continue to support the existing customers and do not expect material product returns or bad debts associated with this change in the 2004 period.

Business communications gross profit margin declined to 29% in the third quarter and to 30% in the first nine months of 2004 as compared to 30% and 34%, respectively, in the same periods of 2003 due to the increased percentage of lower margin OEM business in the 2004 period.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller. Revenues related to the Xbox program accounted for approximately 58% of our home entertainment revenues in the first nine months of 2004 as compared to approximately 95% in the first nine months of 2003. We recently entered into an agreement to supply remote input devices to a major OEM for control of advanced viewing devices. Under the agreement, we expect to provide remote controls to the contract manufacturers of plasma displays for this OEM. Initial shipments commenced late in the third quarter of 2004 and will continue to build over subsequent quarters. Based on estimates of its requirements provided by the OEM and agreed price terms, our revenue from the sale of these remote controls would exceed $10 million in the first eighteen months of shipments. However, as with many contracts of this nature, the OEM is not required to cause its plasma display suppliers to purchase any minimum number of remote controls or to adhere to the schedule on which its estimates are based. There is therefore no assurance that the amount or timing of actual revenues will conform to these estimates.

In the third quarter of 2004, home entertainment revenues recorded a 54% increase over third quarter of 2003 and a 40% increase for the first nine months of 2004 as compared to the same period of 2003 due primarily to increased shipment of remote controls for advanced viewing device applications.

Home entertainment gross profit margin declined to 30% in the third quarter and to 36% in the first nine months of 2004 as compared to 47% for both the third quarter and first nine months of 2003 due primarily to increased sales of lower margin remote controls for advanced viewing device applications.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

In the third quarter of 2004, e-transaction revenues increased 91% over the same period of 2003 due primarily to a greater number of customers. For the first nine months of 2004, e-transaction revenues increased 98% from the first nine months of 2003 due primarily to sales of ePad products to Wells Fargo and DealerTrack.

E-transaction gross profit margin declined to 50% in the third quarter and to 51% in the first nine months of 2004 as compared to 55% for both the third quarter and first nine months of 2003 due to lower pricing associated with higher volume customer projects.

Specialty Components

In our specialty components segment, we sell custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products. Beginning in the third quarter of 2004, we also began selling components incorporating our MicroNav technologies.

Specialty components revenues for the third quarter and first nine months of 2004 increased 36% and 7% respectively, from the same periods of 2003 due to initial sales related to our MicroNav technology.

Specialty component gross profit margin declined to 59% and 61% in the third quarter and first nine months of 2004, respectively, from 65% in the same periods of 2003 due to a lower mix of higher margin medical device related revenues in the 2004 period.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the third quarter and first nine months of 2004, our product development and research costs increased 41% and 20%, respectively, as compared to the third quarter and first nine months of 2003 due to new product and technology development in our business communication and e-transaction segments. As a percentage of revenues, product development and research costs increased to 12% in the first nine months of 2004 from 11% in the first nine months of 2003 due to the reasons stated above.

Sales, general and administrative costs (“SG&A”) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For the third quarter of 2004, SG&A increased 21% over the third quarter of 2003 due to increased marketing costs associated with new products and implementation costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. For the first nine months of 2004, SG&A increased 9% over the first nine months of 2003 due to the reasons stated above.

Total other income declined to a $12,000 net expense in the first nine months of 2004 versus $177,000 net other income in the first nine months of 2003 due to a one-time gain related to a legal settlement with a supplier that occurred in the first quarter of 2003.

We have approximately $32 million in net operating loss carryforwards (NOLs) for U.S. federal tax purposes. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. The net income generated in 2003 and in the first nine months of 2004 is not necessarily indicative of future results. Therefore, we have maintained the full valuation allowance against our deferred tax assets as of September 30, 2004. The Company’s federal net operating loss carryforwards are not impacted and can continue to be utilized for up to 19 years.

Liquidity and Capital Resources

Working capital increased to $34.6 million at September 30, 2004 from $20.0 million at the end of 2003 due primarily to the public stock offering net proceeds of $13.2 million and the $1.8 million realized from employee stock option exercises.

Operations consumed cash of $1.1 million in the first nine months of 2004 as compared to a negative cash flow of $3.8 million in the same period of 2003. The cash flow improvement is due primarily to a reduction in our average accounts receivable balances related to the de-emphasis of our business communications branded retail channel sales focus and higher vendor accounts payable balances.

We spent $405,000 in the first nine months of 2004 and $279,000 in the first nine months of 2003 to purchase additional manufacturing and computer equipment.

We made payments on long-term debt of $451,000 in the first nine months of 2004 and $474,000 in the first nine months of 2003. Net proceeds from the exercise of employee stock options were $1.8 million in the first nine months of 2004 and $2.5 million in the first nine months of 2003.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2004.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of December 31, 2003, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $31,676,000, $11,282,000 and $1,084,000, respectively, which are available to offset future taxable income in those jurisdictions through 2022.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 22% and 33% of our revenues for the first nine months of 2003 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Increase (decrease) in revenues resulting from foreign currency fluctuations	$189	$(53)	$187	$(116)
Hedging gains (losses)	(170)	67	(133)	127

Net revenue impact	$19	$14	$54	$11

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the nine month periods ended September 30, 2003 and 2004, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At September 30, 2004, we had foreign currency exchange contracts outstanding with a notional value of $1.8 million. During the first nine months of 2004, we recognized $127,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect, for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at September 30, 2004, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2004, would have no material impact on earnings or cash flows over a one-year period.

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

On June 22, 2004 at our Annual Meeting of Stockholders, the holders of our outstanding common stock took the actions described below. At April 23, 2003, the record date, 11,374,578 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

1.	By the voted indicated below, the stockholders re-elected Mr. Eugene F. Hovanec to the Company’s Board of Directors to serve for a three-year term:

	For Eugene F. Hovanec

	For	Withheld
	10,342,996	231,452

Other directors whose term of office as director continued after the meeting were John Buckett, II, Merritt M. Lutz, George Gu and E. Michael Thoben, III.

2.	By the vote indicated below, the stockholders approved the proposed amendments to the Company’s 1996 Stock Incentive Plan.

	For	Against	Abstain	Broker Non-Votes
	3,000,348	1,775,467	222,927	5,575,706

Item 6. Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: November 12, 2004	/s/ Paul D. Meyer
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