Form 10-K
period 2004-12-31
INTERLINK ELECTRONICS INC
filed 2005-03-31
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

On June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $108,283,052 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of common stock held by officers and directors of the registrant are not included in the computations; however, the registrant made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of March 15, 2005 the number of shares of the registrant’s Common Stock outstanding was 13,699,146.

Documents incorporated by reference:

Portions of Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

INTERLINK ELECTRONICS, INC.

i

PART I

ITEM 1. BUSINESS

Overview

We design, develop and sell intuitive interface technologies and solutions for a variety of business and home applications. Our products include:

•	interactive remote and integrated input devices, including remote controls for presentation projectors and advanced home viewing systems;

•	cursor control and other input devices for a wide variety of electronic products including game controllers, cellular telephones and handheld media players; and

•	pen input pads.

Our remote input devices enable a user to control and communicate with electronic products, such as computers, digital projection systems and digital televisions, by providing an intuitive device on which the user can remotely input a variety of commands.

Our integrated input devices support full mouse functionality using miniaturized sensors and supporting systems that consume relatively little power, thereby making them particularly attractive to manufacturers of handheld devices.

Our pad input products record and bind signatures to contracts or other legally significant documents and also record various identity-defining factors such as signature ergonomics and fingerprints.

Our products incorporate proprietary sensor and wireless communication technologies and ergonomic designs.

We currently focus on four principal markets that we refer to as our business communications, e-transactions, home entertainment and specialty component markets. We serve a global customer base from our corporate headquarters in Camarillo, California, where we also manufacture all of our “force sensing resistor” or FSR technology. We have sales offices in Tokyo and Taiwan, a production logistics center in Hong Kong and a product-engineering center in China.

Our products benefit from a diverse technology portfolio based on trade secrets, patented inventions and proprietary software. These technologies include our FSR technology, wireless communication technologies and product design features. Alone and in collaboration with our industry partners, we have developed numerous technologies that support various product applications.

We make FSR based sensors that we and others incorporate into electronic control and input devices. Our FSR technology can capture a three-dimensional record of any input, recording both the location of the input on an x/y grid and the pressure applied at any point and is therefore capable of supporting complex data input and process control functions such as signature authentication. Our FSR based sensors are scalable through a wide range of sizes from a fraction of an inch in diameter to several feet across and can therefore be applied to requirements as diverse as miniaturized input devices on microelectronic consumer products, such as cellular telephones, to seat sensors in automobiles. Combining our FSR technology with proprietary wireless data transmission technologies permits us to offer a wide range of intuitive devices on which the user can remotely input a variety of commands. We offer our sensors either as discrete components for installation in a device manufactured by our customer or as complete devices, such as remote input devices. With respect to the latter, we offer proprietary, ergonomic designs or are capable of delivering custom products designed to customer specifications. We also offer, through retail and other channels, a line of business communication products branded with the Interlink name.

Market Opportunities

Business Communications. For the last several years, our core business has consisted of the sale of remote control devices for presentation projectors, which we sell to OEM manufacturers and, as branded products, through specialty dealers and distributors. Presentation projectors enable visual or mixed-media presentations using PowerPoint or other presentation software. As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the mechanisms to control the presentation process have undergone a similar evolution. Today, it is possible for a presenter to control various characteristics of a sophisticated audio-visual presentation using a small, wireless device. A presentation given on a computer-driven presentation projector can be controlled, edited, amplified, distributed and otherwise manipulated electronically. This demands a wireless input device that can transmit a wide variety of commands and support complex control functions in an intuitive manner.

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

The proliferation of presentation software and projectors has also given rise to an aftermarket for control devices. Many presentation projectors are shipped with rudimentary control devices that lack the intuitive and advanced control features provided by our devices. Some presenters use their computer monitor or notebook computer instead of a projector. These consumers constitute a significant market that we address with our branded devices. In addition, various system integrators provide presentation systems to their customers by selecting components from a range of suppliers.

E-transactions. Electronic document management and transmission has become the norm for business transactions but, until recently, signature of transaction documents could only be accomplished by using a pen and ink on paper followed by physical delivery of the signed documents. In many areas of commerce this imposes substantial time and cost burdens, most of which can be substantially reduced by a dependable and verifiable electronic signature process. Several major industries engage in financially significant and document intensive transactions as a regular part of their business. These include the financial industry, in particular the branch banking, insurance, leasing and mortgage/notary businesses, the healthcare industry and governmental entities. In addition, many businesses have document intensive processes in specific areas, including field sales force automation and human relations.

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

Concerns over identity theft and terrorism have also given impetus to a need for identity verification. This has increased demand for systems that can record signatures in a way that identifies the signer. Such systems are often combined with other identity verification techniques such as electronic fingerprint capture.

Home Entertainment. The advent of digital television and higher performance viewing devices has substantially increased the complexity of the processes that these devices may be required to control, while at the same time permitting the design of intuitive control systems involving feedback from the controlled product. The new generation of thin rear projection, LCD and plasma viewing devices that can be hung on a wall has created a need to integrate various functions that had previously been provided by remote products such as “TIVO” recorders or set-top boxes. These more complex functions require a more complex and, hopefully, more intuitive remote controller. The home entertainment market has also seen a proliferation in the number and variety of devices used to control game players and other electronic products unrelated to television programming.

Specialty Components. Our specialty components market has traditionally served the dual function of providing a steady revenue stream from a series of diverse custom products while, at the same time, serving as an incubator for new applications and technologies. Most recently, it has been the market in which we have developed our MicroNav family of sensors. These miniaturized sensors come in various formats and permit precise input of a broad range of selections. Our MicroNav 360 sensor offers smooth pressure-controlled cursor acceleration and a complete set of actuator reference designs to enable Internet, e-mail, gaming and menu functions for portable wireless devices. Other members of the MicroNav family include circular and linear input pads that enable inputs such as volume control or list scroll-through. We have sold MicroNav sensors for use in an MP3 player and a cellular telephone and are aggressively addressing other opportunities. At the same time, our specialty components market continues to offer its traditional line of custom products and sensors.

Strategy

Our mission is to identify business and consumer markets in which our competitive strengths enable us be the leading provider of advanced intuitive interface devices and to establish and maintain a leadership position in those markets by implementing the following key strategies:

•	Leveraging our momentum in the e-transactions market. We have spent the past five years developing advanced input products for the e-transactions market. We offered one of the first turnkey solutions in the field of electronic signature capture and believe we are uniquely positioned to address the electronic document authentication and processing needs of several industries that engage in financially significant and document intensive transactions. For example, Wells Fargo is currently implementing a branch-wide electronic document processing system that incorporates our signature pads. Other major customers beginning to adopt our ePad solutions include major insurance companies, such as Prudential and State Farm, financial services companies, such as Charles Schwab and Nationwide, leasing companies, such as DealerTrack and Ford Credit Corp., government entities such as Veterans Administration hospitals, the Chicago Police Department and the U.S. Army and the sales/service force automation groups at several leading companies including Eastman Kodak, General Electric and Walgreens.

•	Using our core sensor technology and innovative new applications to support integrated micro-input devices such as our MicroNav family of products. The advent and increasing complexity of a wide range of miniaturized consumer electronics products such as MP3 players, cellular telephones, digital cameras and video recorders and PDAs have greatly increased demand for small, low power consuming input devices that can provide full mouse functionality, including cursor control. Our FSR technology is well suited to this application and we have invested considerable effort in the development of our MicroNav family of miniaturized integrated sensors. Using resistive, rather than the more common capacitive technology enables our sensors to respond to a broader range of input pressures (for example, a gloved finger which capacitive sensors will not record) while consuming less power for comparable applications. We are developing a broad range of applications for our MicroNav products targeted at the tasks that today’s complex handheld devices accomplish.

•	Maintaining our leadership position in the business communications market by offering effective presentation tools and technology solutions. We are the dominant supplier of advanced wireless input devices for presentation projector systems, supplying the majority of all wireless input devices used to control presentation projectors. We plan to leverage our leadership position and strong reputation to maintain our dominant market share of the OEM market while aggressively marketing our branded products through specialty resellers and distributors.

•	Identifying fundamental changes in consumer or business practices resulting from technological change and developing technologies and products that facilitate this change. We remain alert to technological changes that alter the basic processes that businesses and consumers rely upon. For example, we developed our ePad devices in anticipation of the needs of e-commerce for electronically-verifiable transaction documentation in a broad range of businesses. We are working aggressively to identify new applications as they develop and to apply our existing technologies to the design of solutions appropriate to these applications. We believe that by applying a disciplined approach to the identification and selection of our target markets and applications, we can achieve a leading position in those markets based on our strong intellectual property position and market relationships.

•	Maintaining and developing new strategic relationships with software developers and others addressing our target markets to deliver turnkey solutions. We work with software and hardware developers, integrators and others to provide turnkey solutions that address our customers’ evolving requirements. We believe that, by coupling our proprietary technologies with our partners’ expertise, we can deliver solutions that uniquely address our customers’ requirements.

•	Leveraging and extending our strong intellectual property position. We have significant expertise in the design and manufacture of intuitive interface technologies and products. We intend to continue to broaden our intellectual property position through internal development to enhance the competitiveness and size of our current businesses and diversify into markets and

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

Business Communications. Our remote interface presentation devices are used to control presentation systems such as projectors. Our presentation system interface devices incorporate a pointing button to control the cursor and one or more function selection buttons. Depending on the OEM customer’s requirements or the target retail market, our devices can offer full mouse functionality and incorporate other features, such as a laser pointer. One product combines a signal receiver with a flash memory chip, thus enabling a presenter to use locally available hardware while traveling with the presentation stored in the receiver. Our remote presentation devices range from a simple interface device with only a pointing device and a single click button to devices with 30 function keys.

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

Typical remote input devices use infrared signals, which operate only on a “line of sight” basis and therefore require the device to be pointed at the signal receiver on or near the presentation projector. We have developed proprietary signal transmission technology that supports a non-directional signal, thus enabling the projector to be controlled without regard to the respective orientation of the transmitter and the receiver. We also support all of the common radio frequency (rf) communications protocols such as radio frequency, Bluetooth, 802.11 and Zigbee.

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

E-transactions. Simple signature capture devices that are now common features of various retail checkout counters are commodity products that are available from a number of manufacturers. We have targeted applications requiring features that not only capture an image of the signature but also bind the signature to a related document in such a way that any alteration in the document will destroy the signature. With appropriate supporting software, our ePad product can create an ergonomic record of the signature that supports signature verification. Our electronic signature processes are targeted at applications requiring some or all of these features.

Our ePad products incorporate an FSR touchpad mounted in a plastic case, combined with proprietary software and connected by a serial or U.S.B. cable to a computer. Like all of our touchpads, these products are actuated using a finger, electronic pen or any other device capable of exerting pressure at a given point on the sensor. Since the introduction of our basic ePad device, we have introduced a series of functionality enhancements. In 2002, we introduced ePad-Ink, an LCD-based signature capture product. This product is compatible with existing signature verification software and permits signature capture and binding to a specific document in MS Word, Outlook, Excel, Adobe Acrobat, AutoDesk, AutoCad and a variety of Internet documents and proprietary electronic forms. Our ePad-ID adds a fingerprint scanner. In addition to hardware enhancements, we are, internally and in collaboration with others, developing application software that targets a number of specific market needs. For example, working in close cooperation with the National Notary Association, we have developed an application specific version of our ePad product that addresses the particular authentication and recordkeeping requirements of notaries with respect to electronically executed documents.

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

Our home entertainment development efforts are focused on interface devices that will directly control high end audiovisual products such as front and rear projectors, LCD and plasma display televisions. A number of traditional television manufacturers and retailers of consumer electronics products have introduced advanced viewing devices into the home market. We are working both directly with the manufacturers of these products and, at the chip level, with innovators of new projection and television technologies in an effort to integrate our interactive input devices with their products and technologies. Our customers in this area include Dell, Hewlett Packard, Acer, Sony and Sanyo.

We also supply Microsoft with a sensor array for its Xbox game controller. Microsoft is preparing to introduce its Xbox 2 controller, which will not contain our sensor array. We expect sales of Xbox 1 sensors to end in the third quarter of 2005.

Specialty Components. Our specialty components business consists primarily of two product lines. We sell integrated cursor pointing technologies to manufacturers of notebook computers and industrial computers and, more recently, to the manufacturers of handheld electronic devices such as MP3 players and cellular telephones. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches. If the design process involves significant work, we may charge a product development fee. We continue to market these devices, both as stand-alone products and as components sold to OEMs for use in their products.

Mice and other cursor control devices are manufactured using a variety of sensor technologies. Our FSR based cursor control sensors are particularly well suited to applications that require file navigation or full cursor control but that have limited space or available power, such as cell phones, PDAs and other handheld devices, or the need to operate in harsh environmental conditions, such as in industrial environments, or require a high level of reliability, such as medical applications.

The explosive growth in the use of handheld devices such as cellular telephones and PDAs and in the applications for which these devices are used, including games and Internet access, has created a need for miniaturized cursor control devices that have the full functionality of a mouse but can fit in the very limited geography of these very small products and can function in very limited power environments. We believe that our FSR sensors are ideally suited to this application and have developed our MicroNav family of sensors in response to it. One form of MicroNav sensor provides full 360o cursor control and “press to select” functionality in a sensor that is less than 10 mm square and less than 1.5 mm in thickness. Other versions provide strip or ring sensors that can be used intuitively to control volume, to scroll through a list or for other functions. In some applications we supply the basic sensor, usually with a protective shield, and a license to use the related software drivers. We can also supply a sensor/ microprocessor combination and can incorporate both in a module format ideal for “drop-in” solutions. We offer all three formats on an OEM basis to manufacturers of various handheld products. Customers for our MicroNav sensors include iRiver, a manufacturer of MP3 players, and Siemens, for use in a cell phone model.

The specialty components market has previously been, and we expect it to continue to be, a testing ground for new technologies that may have application in our other existing or potential markets.

Customers

We sell advanced wireless input devices principally to OEMs and as branded products through a variety of distributors and value added resellers. We serve a broad range of customers including many of the leading global electronics companies such as Acer, Dell, Hewlett-Packard, Hitachi, IBM, InFocus, Mitsubishi, NEC, Panasonic, Sanyo, Sharp, Sony and Toshiba.

Within the e-transactions market, we serve a diverse set of customers across several industries including DealerTack, Eastman Kodak, Ford Credit Corporation, General Electric, Nationwide, Prudential, State Farm, Charles Schwab, Walgreens and Wells Fargo.

Selected specialty component customers include manufacturers of handheld devices such as iRiver and Siemens, computer and computer peripheral manufacturers including an assortment of medical device and other equipment manufacturers.

As a result of having served many of these clients over a number of years, we believe that we have established a reputation as a dependable producer of quality devices and components and as an innovator of solutions that support our clients.

Technologies

We have developed technologies in two principal areas: FSRs and wireless communications and remote control technologies. We have also developed application software to implement many of the applications for which our products are used.

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

As of December 31, 2004, we employed 38 people in our product design, engineering support and advanced technology departments in the U.S., Japan and China. As appropriate, we engage outside software development firms to facilitate the integration of our products into our customers’ products.

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

Trade Secrets. FSR sensors are manufactured using screen-printing techniques. All proprietary aspects of the manufacturing process are conducted in-house at Interlink to maintain quality and protect the force sensing technology. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR sensors require considerable expertise. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. In the course of developing our products, we have developed expertise in various aspects of wireless communication, signature verification protocols and other matters that we believe afford us a meaningful advantage in our target markets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

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

Patents covering wireless communications and intuitive control inventions relate to our high-speed infrared technology as well as various intuitive control and ergonomic features of our advanced pad-based home entertainment/personal computer remote controls. These technologies allow intuitive gestures on pad-based remote controls to control home entertainment systems, or to highlight parts of a slide during a presentation. They also include our ClickTrigger, input key.

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

Sales and Marketing

For sales of business communication and home entertainment products, we employ a direct sales team of six people in the U.S., three in Japan and two in Taiwan where we have recently created a sales office. Each sales team is supported by inside sales personnel, product managers and application engineers. For our branded products, we also use value-added resellers, system integrators and distributors throughout the U.S. and Europe.

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

For branded products, we use public relations, third-party product reviews, trade shows and direct advertising to generate customer awareness. Direct sales calls are made to potential distributors and specialty resellers. In 2004, we have de-emphasized sales of branded products to retail outlets, preferring to rely on distributor and value added reseller channels. As a result of this decision, our use of sales incentives to maintain product in the pipeline has substantially decreased.

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

For e-transactions sales, we use public relations activity, direct advertising and trade show participation to generate product awareness. Promising sales leads and known industry targets are followed up with sales visits. To a lesser extent, we leverage the sales and marketing resources of our software partners. We are also teamed with the National Notary Association in connection with sales of ePad devices to notaries and the financial service market.

With the development of our MicroNav family of sensors, we have considerably broadened the range of OEM applications that our products address. We are aggressively pursuing opportunities to develop these applications by convincing OEMs to design our solutions into their products. To achieve this result, our specialty components business is supported by internal design engineers who initially determine whether a sales opportunity should be pursued and work with new customers to design a product or component to meet the customer’s need.

Manufacturing

We seek to maximize protection of our proprietary technology by keeping the development and manufacturing of all FSR sensors at our facility in Camarillo, California. At the same time, we are expanding our product development and manufacturing capabilities relating to non-FSR components and FSR assembly functions in Asia.

Prior to 2001, we contracted directly with offshore contract manufacturers for the manufacture of products other than the sensors themselves. In late 2001, we formed Interlink Electronics Asia Pacific Limited (“IEAP”), to coordinate our non-U.S. manufacturing activities. Based in Hong Kong, this wholly owned subsidiary purchases components, assembles them into kits and distributes the kits to one of several contract manufacturers for assembly. Depending on the situation, finished products are either shipped to the customer at the direction of IEAP or picked up by the customer at the contract manufacturer. IEAP maintains an active oversight and quality control program and regularly evaluates the capacity and performance of its contract manufacturers. IEAP also owns all production tools. We believe that there exists a wide range of choice of contract manufacturers and that manufacturing can be shifted to other manufacturers, if necessary, without significant interruption of business.

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

Employees

We had 115 full-time employees in the United States as of December 31, 2004. 108 were at our corporate offices and manufacturing facilities in California, and seven at our regional sales offices in the U.S., one at our regional sales office in Canada, and five in our regional sales office in Taiwan. Our Japanese subsidiary had 36 employees and 32 employees were located at our Hong Kong subsidiary in Hong Kong on that date.

Risk Factors

We are entering new markets and if we fail to accurately predict the growth of these new markets, we may suffer reduced earnings.

Historically, our sales were concentrated in our business communications and specialty components markets. However, we have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as our e-transactions market. We expect to continue to identify and develop products for new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able accurately to forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses or reduced earnings.

Failure to maintain, develop and expand our OEM relationships could cause demand for our products to decrease.

Sales to OEMs constituted 78% of our total sales in 2004. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our business communications products that are sold to OEMs consist primarily of remote devices that are packaged with presentation systems. If our OEM customers experience a significant reduction in demand for presentation systems it will significantly decrease demand for our remote devices.

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

In 2004, approximately 58% of our total sales were to our business communication customers and most of these sales were to OEM customers. With the advent of our MicroNav family of sensors, we expect that our reliance on OEM sales will increase. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. We expect that our sales of sensors to Microsoft for use in its Xbox controller will end this year as the Xbox system is replaced by its successor. From time to time, we expect to lose other significant revenue streams and will be required constantly to seek new opportunities with new and existing customers. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business. On two occasions, we have taken significant inventory write-downs that resulted from OEM customer orders falling short of their guidance to us.

Failure to increase market awareness and acceptance of e-transactions and our e-transaction products may cause our revenues in this market to fall short of our expectations.

The prospects for our e-transactions business depend in part on the acceptance by our target markets of electronic signatures as a replacement for traditional pen and ink signatures. The market for e-transactions is new and emerging and we cannot be certain that it will continue to develop or grow or that businesses will elect to adopt our products rather than continuing to rely on traditional pen and ink signatures. Businesses that have invested substantial resources in traditional infrastructures may be reluctant to adopt an electronic approach to replace their existing systems. Concerns about privacy and fraud may cause businesses not to adopt e-transactions or our e-transaction products. We expect that we will need to continue to pursue intensive marketing and sales efforts to educate prospective customers about the benefits of e-transactions and our e-transaction products. If market awareness and acceptance of e-transactions do not occur, our revenues and profitability in this market will fall short of our expectations.

Sales of simple signature capture devices are growing rapidly and the manufacturers of these devices could broaden their product range to include products that compete with our ePad.

Simple signature capture devices have recently become a common sight at retail checkout counters and a number of companies manufacture and sell these devices. While our ePad product is targeted at a more demanding market, signature capture device manufacturers could elect to upgrade their existing products in an effort to compete in our markets. Such competition could reduce margins or otherwise adversely affect our prospects in our e-transactions market.

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

We rely on third parties for the materials that we use to manufacture our products and a shortage of supply could adversely affect our revenues, operating results and customer relationships.

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

All of our non-FSR product manufacturing is currently done by third parties in China identified and managed through our Hong Kong subsidiary. We rely on our subsidiary to select and contract with contract manufacturers with suitable manufacturing facilities and appropriately trained employees. An interruption in our current manufacturing arrangements could adversely affect our revenues, operating results and customer relationships.

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

Our revenue from international sales accounted for approximately 60%, 51% and 59% of net sales for 2004, 2003 and 2002, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third parties in China. Our international operations involve a number of risks, including:

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

Sales of our remote devices are shifting from a specialty market to consumer markets that are intensely price competitive. If we are not able to generate volume and related manufacturing efficiencies required to compete in these markets, our margins will be adversely affected.

We have historically sold our remote devices in the presentation projector market. As a specialty market, this sector generated relatively low sales volumes with correspondingly high margins. The presentation projector market is becoming more consumer oriented. At the same time, we are beginning to address historically consumer markets such as televisions through our sales to manufacturers of advanced viewing devices. While the volumes in these markets have historically been higher, price competition is more intense and more reliant on volume production to achieve sustainable margins. Our margins were adversely affected in 2004 by our entry into new consumer markets that will require volume increases to offset price constraints. If we fail to increase production volume or otherwise fail to achieve production efficiencies, our financial results will be adversely affected.

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

Our in-house research and development expertise is focused on our sensor and communication technologies. We do not have broadly based expertise in software development, chip design or other critical technological aspects of a complete product. We rely on other companies with whom we may contract or enter into joint development agreements to provide these aspects of our product technologies. We cannot assure you that we will be able to contract or otherwise arrange for these services in the future. We also cannot assure you that a developer with whom we contract for technology will not use or permit others to use similar technology in competition with us.

We are a public company and are therefore required to incur costs and to disclose information that private companies are not required to incur or disclose.

As a public company, we are required to comply with complex and costly accounting and disclosure requirements that do not apply to foreign companies that are not public in the United States, private companies or to subsidiaries or divisions of very large companies for whom the results of the subsidiary or division are not material. The costs that we are required to incur have recently increased dramatically and may continue to be incurred at historically unprecedented levels for the foreseeable future. These costs impact our profitability and therefore constitute a competitive disadvantage vis-à-vis much of our competition. In addition, our public status requires us to disclose publicly information that can afford a competitor a competitive advantage. If we are unable to maintain costs associated with our public company status within reasonable parameters, or if we are required to disclose information that our competitors can use to compete with us, our ability to remain competitive in our markets could be adversely affected.

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2004 and were required to restate our quarterly financial statements for the first three quarters of 2004. Any failure to maintain effective internal controls over financial reporting could cause us to misreport our financial condition and results of operations, which could in turn lead to market misinformation and legal exposure.

In the course of evaluating our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules thereunder, we identified material weaknesses in such controls in the following areas:

•	inaccurate inventory valuation procedures that overestimated capitalized overhead and ending inventory and produced errors in the calculation of inventory reserves for the third and fourth quarters, thus overstating gross profit and net income for those quarters;

•	errors in interpreting the SEC guidelines on revenue recognition for “bill and hold” contracts in connection with a contract in the first quarter of 2004, resulting in an overstatement of first quarter revenue and an understatement of revenue in the three succeeding quarters;

•	for our Japanese subsidiary, we identified significant deficiencies involving management’s review and approval of transactions and financial results that could adversely affect the subsidiary’s ability to initiate, record, process, or report financial data involving the significant processes of Sales Order To Cash, Procure To Payment, and Treasury and Investments; and

•	certain deficiencies in our quarterly closing procedures that resulted in the material weaknesses described in the first two points, above.

As a result of these material weaknesses, management and our auditors have concluded that our internal controls over financial reporting were ineffective as of December 31, 2004. We have remediated or are working to remediate the weaknesses described above; however, any failure to establish and maintain effective internal controls over financial reporting could lead to additional or continuing material weaknesses which, in turn, could lead to misreporting of our financial condition and results of operations. Any such misreporting could mislead our stockholders, potential investors and the market and could result in legal liability of the Company, its management and directors.

We recently restated our financial statements for the first three quarters of 2004 and may be subject to liability in connection with the originally disclosed financial statements.

As a result of the first two material weaknesses described in the preceding risk factor, we restated our financial statements for the first three quarters of 2004. Such restatements by other companies have, in some cases, resulted in the filing of class-action lawsuits against such companies and their management. Any such lawsuits against us could result in substantial defense and settlement or liability costs. In certain circumstances, such costs might not be covered under, or might exceed the limits of, our insurance coverage. Such lawsuits would also likely consume a material amount of management attention that might otherwise be applied to our business.

Available Information

We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information. The SEC’s Internet address is http://www.sec.gov.

We also make available free of charge through our Internet website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practical after we file such materials with the SEC (http://www.interlinkelectronics.com).

ITEM 2. PROPERTIES

Our corporate offices and principal manufacturing facilities are located in a 41,197 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until October 31, 2009 (with one option to extend for an additional sixty month period) and provides for an average monthly rent payment of $29,276. However, until we take possession of a 5,864 square foot portion, the average monthly rent payment is $23,320. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo, Japan. Our Hong Kong subsidiary, Interlink Electronics Asia Pacific Limited, leases office space in Hong Kong and warehouse space in Hong Kong and mainland China.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any litigation that we expect will have a material adverse effect on our business, financial condition or results of operations. From time to time, we are involved in various legal actions that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains information as of March 15, 2005 with respect to each person who is an executive officer of Interlink:

Name	Age	Position
E. Michael Thoben, III	51	President, Chief Executive Officer and Chairman of the Board
Paul D. Meyer	45	Chief Financial Officer and Secretary
Michael W. Ambrose	45	Sr. Vice President, Technology & Product Development

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

Tamio Mori, who previously served as the president and general manager of Interlink Electronics, K.K., currently serves as Chairman Emeritus of the Board of Interlink Electronics, K.K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq National Market under the symbol “LINK.” The following table sets forth the high and low closing prices for the common stock as reported on the Nasdaq National Market for the quarters indicated. These prices do not include retail markups, markdowns or commissions.

	Low	High
Year ended December 31, 2003
First Quarter	$2.50	$3.85
Second Quarter	2.78	6.15
Third Quarter	4.89	8.14
Fourth Quarter	5.41	8.40
Year ended December 31, 2004
First Quarter	$6.45	$12.15
Second Quarter	7.43	12.37
Third Quarter	7.31	9.99
Fourth Quarter	7.55	9.94

On March 15, 2005, the closing price of the common stock on the Nasdaq National Market was $7.31. As of March 15, 2005 there were approximately 1,500 stockholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink’s outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of March 15, 2005 there were 13,699,146 shares outstanding.

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

Issuer Purchases of Equity Securities Made During the Fourth Quarter of Fiscal 2004

We did not repurchase any shares of our stock in the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below was derived from the audited consolidated financial statements of the Company. Our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 were audited by BDO Seidman, LLP and our consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 were audited by other auditors. The data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, the financial statements and the notes thereto and the other financial information included therein. Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per-share data)
Consolidated Statement of Operations Data:
Revenues	$35,407	$31,042	$25,043	$25,265	$33,870
Cost of revenues	23,548	18,362	17,127	16,454	19,453

Gross profit	11,859	12,680	7,916	8,811	14,417
Operating expenses:
Product development and research	4,158	3,418	3,337	3,518	3,222
Selling, general and administrative	10,017	8,172	7,456	8,278	7,612

Total operating expenses	14,175	11,590	10,793	11,796	10,834

Operating income (loss)	(2,316)	1,090	(2,877)	(2,985)	3,583

Other income (expense):
Minority interest	—	—	68	(12)	(25)
Interest income (expense), net	15	(44)	(132)	174	94
Cost of cancelled equity offering	—	—	—	—	(769)
Other	17	48	(22)	45	(49)

Total other income (expense)	32	4	(86)	207	(749)

Income (loss) before provision for income tax expense (benefit)	(2,284)	1,094	(2,963)	(2,778)	2,834
Provision for income tax expense (benefit)(2)	—	28	1,301	(764)	(274)

Net income (loss)	$(2,284)	$1,066	$(4,264)	$(2,014)	$3,108

Earnings (loss) per share-basic(1)(2)	$(0.19)	$0.10	$(0.44)	$(0.21)	$0.35
Earnings (loss) per share-diluted(1)(2)	$(0.19)	$0.09	$(0.44)	$(0.21)	$0.28

Weighted average shares-basic(1)	11,972	10,339	9,766	9,645	8,892
Weighted average shares-diluted(1)	11,972	11,362	9,766	9,645	11,130

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$32,866	$20,019	$16,247	$19,333	$22,528
Total assets	40,596	25,582	21,766	26,641	31,774
Short term debt	491	706	933	1,923	2,079
Long term debt	405	1,010	1,401	1,855	2,598
Stockholders’ equity	34,502	20,516	16,133	20,305	22,433

(1)	As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.
(2)	Adjustments to provisions for income tax expense during these periods have fluctuated due to the deferred tax asset valuation allowance. This has affected the comparability of net income (loss) and earnings per share amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We develop, manufacture, market and sell intuitive interface devices and components for a variety of business and home applications. We generate revenues from the sale of our hardware products, including interactive remote input devices, pen input pads and integrated cursor control devices. To a lesser extent, we derive revenue from the sale of software combined with our hardware. Depending on the application, this software may be internally developed or purchased from software partners.

We record our revenue in four market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced viewing devices); e-transactions (input devices for the electronic signature markets); and specialty components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Results of Operations-Business Segment Overview.

2004 Overview

In 2004 we achieved steady revenue growth in each of our market segments. Business communications grew 4.2% based on a 20% growth in OEM sales. Branded product sales in this segment were less in 2004 than in 2003 because of our decision to stop selling to consumer retail channels but experienced sequential quarterly growth in each quarter of 2004 as a result of increased sales to distributors and value-added resellers. Home entertainment experienced a 73% growth in revenue as we recorded significant sales to manufacturers of advanced viewing devices and continued sales of sensors to Microsoft for its Xbox game controller. E-transaction sales grew by 28% as we continued to expand our customer base and to move out of the “market education” and “early adopter” phase of our marketing plan. Specialty components, traditionally a reliable but flat contributor to revenues, grew 13% in 2004 based largely on the introduction of our MicroNav family of sensor products and their incorporation into new OEM product designs.

While revenues have grown nicely across the entire range of our markets, earnings were more of a challenge in 2004 and we recorded a loss from operations of $2.3 million in 2004, compared to a profit of $1.1 million in 2003. A number of factors contributed to our 2004 loss, including the following:

•	We experienced substantial startup costs related to the introduction of new products and the expansion of our manufacturing operation in China. Our success in expanding our markets and product offerings resulted in the introduction of several new products in 2004, including our MicroNav family of sensors and remote devices for the home entertainment market. We experienced relatively high production costs in these areas in the initial production stage. We also incurred significant costs in connection with the expansion of our manufacturing capability in China. These costs contributed to an overall lowering of our gross margin for the period.

•	We continue to experience margin pressures in sales of our remote interface devices as the market becomes more consumer-oriented. We sell remote interface devices in our business communications and home entertainment markets. The business communications market is becoming more consumer-oriented as projector prices fall to levels at which there is a consumer market for them. The advanced viewing device market is, by its nature, a consumer market. Consumer markets are characterized by high volumes and intense price competition. Primarily as a result of these factors and the startup costs described above, gross profit percentage decreased from 41% in 2003 to 34% in 2004. We expect to continue to experience margin pressure in these areas and are actively responding to this challenge.

•	We experienced unprecedented general and administrative costs for Sarbanes-Oxley Section 404 compliance. In 2004, we recorded $784,000 of expense (2.2% of total revenue), consisting of the fees of our auditors relating solely to their audit of our accounting controls and of consultants that we retained to assist us with those controls. The total cost of implementing and testing changes in our accounting control system included, in addition to these direct, outside costs, substantial amounts of time contributed by our staff at all levels and in all departments. Largely as a result of these costs and other sales, marketing and administrative costs (totaling approximately $1 million) commensurate with revenue growth, total selling, general and administrative expense increased from $8.2 million in 2003 to $10.0 million in 2004.

In September 2004, we completed a public stock offering which made a contribution of $13.5 million to our capital, net of offering costs. Combined with $2.7 million in proceeds from option exercises, this capital infusion strengthened our balance sheet and put us in a strong position to support future growth. The public offering was structured as a take-down from a shelf registration statement that remains effective and permits us to access public capital markets on relatively short notice should the need or opportunity arise. We continue to maintain commercial credit facilities, although we have no outstanding balance under our principal credit facility and have continued to pay down existing long-term debt. In 2004, we incurred capital expenditures of $1 million to support anticipated growth in our business.

Outlook

We expect that the growth trends in each of our market areas will continue in 2005. In business communications, we expect presentation projector unit sales to experience strong growth as the industry continues to move away from conference room and fixed installation projectors to “ultra-portable” units or “value priced projectors.” However we expect declines in average sales prices of projectors to place continued price pressure on projector vendors that may impact the percentage of total presentation projector sales that include an advanced wireless input device and to place continued pressure on margins. Accordingly, we expect growth in revenue from sales of presentation projector input devices at a more modest rate than the growth in unit projector sales. We expect continued growth in our branded sales as we continue to develop our sales channels. We also expect branded revenue growth from the introduction of additional products in this market, such as our recently introduced GoSpeak voice amplification system.

In our home entertainment market, we expect to continue to expand our customer base as more companies enter the advanced viewing device market and require advanced input devices. Additionally, we expect sales to grow consistent with growth in sales of the advanced viewing devices. As noted above, wireless input devices supporting consumer electronics products command lower margins than to our sensor or pen input products. Accordingly, we expect that growth in this market will have a significant impact on revenue and a somewhat more modest impact on earnings.

We expect continued growth in our e-transactions market as more companies make decisions to automate their document process. In addition to growth in unit sales, we expect to achieve revenue growth as a result of functionality enhancements, such as our IntegriSign electronic signature software suite, that we are able to offer with our ePad product as a part of a total solution package.

Our specialty products market is poised to experience potentially strong growth based on our MicroNav sensor products. 2004 saw our initial design wins and we anticipate that we will continue to be incorporated in new handheld products as our OEM customers complete their design cycles.

As noted above, we experienced substantial increases in selling, general and administrative costs in 2004 as a result of new and complex financial control requirements and associated audit costs. Much of the increase related to the implementation of new financial control systems that are now in place. Accordingly, while we expect that financial and accounting costs will exceed historical averages for the foreseeable future, we do not expect these costs to reach 2004 levels in 2005.

Current Opportunities and Challenges

A considerable portion of our effort is directed at emerging markets where our success depends on our ability accurately to forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, therefore, our long-term performance.

Our quarterly results are often affected by volatility in orders for a particular product. Our OEM sales depend on sales levels of the products that our products support. They also vary with the life cycle of a particular product. For example, for the last 16 quarters, we have sold a significant number of sensors to Microsoft for use in its Xbox game controller. Microsoft is replacing that product with one that does not have the functionality that requires our sensor. Accordingly, we expect sales of these sensors to end in the third or fourth quarter of 2005. Similarly, sales to large customers may come in relatively large orders that can be one-time events or can occur at widely-dispersed intervals.

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

Forward Looking Statements

This Report, including the two immediately preceding sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements because they describe management’s intentions or expectations with respect to future events or future possibilities. Such statements involve inherent risks and uncertainties, many of which are described in the section entitled “Risk Factors” in this Report. It is likely that, as a result of such risks and uncertainties, management’s assessment of future events and the forward-looking statements contained in this Report will prove to be incorrect. As a result, while such statements may be relied on as a reflection of management’s expectations as of the date of this Report, they should not be read as constituting any assurance that such expectations will be realized or that management’s expectations will not change.

Quarterly Financial Performance

The following table presents certain financial information for each of the following quarters:

	Quarter Ended (unaudited) (in thousands except per share data)
	Dec. 31, 2004	Sept. 30, 2004(1)	Jun. 30, 2004(1)	Mar. 31, 2004(1)	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Revenues	$9,683	$9,556	$8,232	$7,936	$8,716	$7,848	$7,476	$7,002	$6,978	$6,629	$6,027	$5,409
Gross Profit	$3,205	$2,337	$3,183	$3,134	$3,339	$3,285	$3,126	$2,930	$474	$2,701	$2,474	$2,267
Net Income (loss)	$(1,051)	$(1,441)	$109	$99	$407	$238	$181	$240	$(3,572)	$40	$(333)	$(399)
Earnings (loss) per share – basic	$(0.08)	$(0.12)	$0.01	$0.01	$0.04	$0.02	$0.02	$0.02	$(0.37)	—	$(0.03)	$(0.04)
Earnings (loss) per share – diluted	$(0.08)	$(0.12)	$0.01	$0.01	$0.03	$0.02	$0.02	$0.02	$(0.37)	—	$(0.03)	$(0.04)

(1)	As restated.

Quarterly revenues have increased by 92% on a cumulative basis since March 2002. Sequential growth occurred in each quarter except the first two quarters of 2004, which followed a quarter of exceptional revenue growth. Gross profits have generally trended with revenues except in the fourth quarter of 2002 when we recorded a material write-off of obsolete inventory and in the third and fourth quarters of 2004 when we experienced higher material costs due to the ramp up of remote control sales for our home entertainment market segment. Earnings generally trended upward in 2001 and 2002, with the exception of the fourth quarter of 2002, as a result of growth in revenues and tight cost controls. They have trended down in 2004 despite continued strong revenue growth, primarily as a result of a higher percentage of total revenues being derived from sales of wireless input devices on which we earn lower margins and substantially increased selling, general and administrative expense in the last half of the year as we incurred financial and accounting costs required by new legislation.

On March 9, 2005, we reported the restatement of our financial statements for the first three quarters of 2004. The following table presents certain financial information for each of these quarters as originally stated in our reports on Form 10-Q, the adjustments subsequently made and the information as restated:

	As Originally Reported	Restatement Adjustment	As Restated
	(in thousands except per share data)
1st Quarter 2004

Revenues	$8,434	$(498)	$7,936
Gross Profit	3,352	(218)	3,134
Net income (loss)	317	(218)	99
Earnings (loss) per share – basic	$0.03	$(0.02)	$0.01
Earnings (loss) per share – diluted	$0.03	$(0.02)	$0.01

2nd Quarter 2004

Revenues	$8,158	$74	$8,232
Gross Profit	3,150	33	3,183
Net income	76	33	109
Earnings per share – basic	$0.01	—	$0.01
Earnings per share – diluted	$0.01	—	$0.01

3rd Quarter 2004

Revenues	$9,442	$114	$9,556
Gross Profit	3,456	(1,119)	2,337
Net income (loss)	(322)	(1,119)	(1,441)
Earnings (loss) per share – basic	$(0.03)	$(0.09)	$(0.12)
Earnings (loss) per share – diluted	$(0.03)	$(0.09)	$(0.12)

The restatements are due to an error in interpreting the SEC revenue recognition guidelines regarding a “bill and hold” product sale in the first quarter of 2004. The resulting restatements decreased revenues in the first quarter of 2004 by $498,000 and increased revenues by $74,000 and $114,000 in the second and third quarters of 2004, respectively. Gross profit and net income were reduced in the first quarter of 2004 by $218,000 and increased by $33,000 and $50,000 in the second and third quarters, respectively. Also, in the third quarter of 2004 our product costing system underestimated the ramp up costs and low yields of the start up of our high volume home entertainment remote control business and overstated inventory and the amount of manufacturing overhead allocable to inventory. The resulting restatement increased cost of sales and decreased inventory by $1.2 million in the third quarter of 2004.

Internal control material weaknesses were identified related to these restatements and are discussed in Item 9.A “Controls and Procedures” in this Report.

Results of Operations

Business Segment Overview

Revenue and gross profit by market segment are shown in the following table:

	2004		2003		2002
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
-Revenue	$20,677	58%	$19,842	64%	$16,002	64%
-Gross Profit	5,624		6,483		3,597
-Gross Profit % of Segment Revenue	27%		33%		22%

Home Entertainment:
-Revenue	$4,157	12%	$2,405	8%	$2,478	10%
-Gross Profit	734		1,111		1,080
-Gross Profit % of Segment Revenue	18%		46%		44%

E-Transactions:
-Revenue	$5,328	15%	$4,165	13%	$1,731	7%
-Gross Profit	2,638		2,111		866
-Gross Profit % of Segment Revenue	50%		51%		50%

Specialty Components:
-Revenue	$5,245	15%	$4,630	15%	$4,832	19%
-Gross Profit	2,863		2,975		2,373
-Gross Profit % of Segment Revenue	55%		64%		49%

All Segments:
-Revenue	$35,407	100%	$31,042	100%	$25,043	100%
-Gross Profit	11,859		12,680		7,916
-Gross Profit % of Segment Revenue	33%		41%		32%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In 2004, OEM revenues comprised approximately 73% of business communications revenues as compared to 60% in 2002.

Overall, 2004 business communication revenues grew 4%. OEM revenues grew 27%, reflecting an approximate 59% growth in units coupled with an approximate 20% decline in average selling prices. In 2004, OEM average selling prices ranged from $2-$30. Revenues from branded products, which had average selling prices of approximately $23-$174, declined 29% from $7.9 million in 2003 to $5.6 million in 2004 as a result of our decision to stop selling to consumer retail channels. However, branded sales experienced sequential growth in each quarter of 2004.

Business communication gross margin in 2004 was 27% compared to 33% in 2003 reflecting the greater mix of OEM business in 2004.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller.

2004 home entertainment revenues grew 73% as compared to 2003, reflecting initial sales in quantity of remote controls for advanced TV viewing devices and continued sales of sensors for Microsoft’s Xbox controller. We expect Xbox related sales to end in the last half of the current year.

Home entertainment gross margin declined to 18% in 2004 from 46% in 2003 due to lower margins associated with high volume remote sales and startup costs associated with these new programs.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature capture software. 2004 e-transaction revenues increased 28% over 2003 due to greater industry adoption of the e-pad product line and thus a broadening of our client base in this market.

E-transaction gross margin remained relatively unchanged at 50% for 2004 as compared to 51% in 2003.

Specialty Components

Our specialty components segment, we sell custom FSRs and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products. In 2004 we have significantly expanded the market opportunity reflected by this market by developing our MicroNav family of sensors which address applications in the rapidly growing handheld consumer electronics product market.

Specialty components revenues increased 13% in 2004 as compared to 2003 due to sales of MicroNav sensors to initial customers in the MP3 player and cellular telephone markets.

Specialty component gross margin declined to 55% in 2004 from 64% in 2003 due to the relatively lower margin associated with the MicroNav products (approximately 50%) as compared to our historical specialty components product margins and startup costs associated with this new program.

Because of the development of our MicroNav sensors, specialty components has become a marketing focal point. We are aggressively pursuing several opportunities to incorporate our sensors in various consumer electronic products. Design cycles for these products are typically long and new business in this market may develop slowly. Because of our limited experience to date with these sensors, we are unable to predict the rate at which new business may develop or the margins that will apply to any business that does develop.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For 2004, our product development and research costs increased 21.7% over 2003 due to development of new products in our home entertainment remote, ePad and MicroNav product lines. As a percentage of revenues, product development and research costs increased to 12% in 2004 as compared to 11% in 2003. We expect that product development and research costs will continue to exceed 10% of revenues for the foreseeable future.

Sales, general and administrative costs (“SG&A”) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For 2004, SG&A grew 23% over 2003 due to an approximate $800,000 in costs associated with the implementation of internal control requirements related to the Sarbanes-Oxley Act of 2002 and to increased accounting and financial costs and general marketing commensurate with sales growth. As a percentage of revenues, SG&A increased to 28% in 2004 versus 26% in 2003. Although we find it difficult to predict future accounting and financial costs in today’s rapidly changing environment, we expect SG&A to decline as a percentage of revenue in future periods.

In summary, our operating results in 2004 were attributable to the following factors:

•	14% growth in revenues that occurred primarily in our business communications, home entertainment and e-transactions sectors;

•	a decline in overall gross margins as a result of increased high volume sales of remote products; and a high ratio of startup costs associated with these new programs; and

•	a substantial increase in SG&A cost attributable to new financial and accounting requirements.

Total other income improved to $32,000 in 2004 as compared to $4,000 in 2003 due to lower debt levels partially and interest income from the investment of the proceeds of our stock offering.

We have $36.8 million in net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. In 2000 and 2001, for accounting purposes, we recognized some of those NOLs as an accrued tax benefit. However, because of our subsequent losses in 2001 and 2002, in the fourth quarter of 2002 we recorded a valuation allowance of $1.3 million against our deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Accordingly, the assets were reserved in full. Our federal NOL carryforwards are not impacted and can continue to be utilized for up to 19 years. We have maintained the full valuation allowance against our deferred tax assets as of December 31, 2004.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 21% change in ownership for the three-year period ended December 31, 2004. As of December 31, 2004, none of our NOLs have been limited by the Section 382 rules.

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

Our 2003 home entertainment revenues remained relatively flat as compared to 2002, reflecting a slight decline in Xbox related revenues and an offsetting improvement in sales of remote controls for advanced TV viewing devices.

Home entertainment gross margin improved to 46% in 2003 from 44% in 2002 due to increased sales of higher-margin remote controls for advanced TV viewing devices.

E-Transactions

Our 2003 e-transaction revenues increased 140% over 2002 due to greater industry adoption of the e-pad product line and a large sale to a major U.S. bank recorded in fourth quarter of 2003.

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

Total other income (expense) improved to a positive $4,000 in 2003 versus a negative $86,000 in 2002 due to lower interest expense as a result of lower debt levels partially offset by lower interest income from lower invested cash levels.

Liquidity and Capital Resources

Our capital resources have historically come from sales of equity securities and commercial borrowing. At times since 1999, operations have been a net generator of cash. Our principal historical cash requirements have been to fund new product and technology development, to support sales, marketing, inventory and accounts receivable costs and to fund losses in loss periods. While we expect continuing operations to generate cash, we anticipate that additional capital resources will be required to support future growth and expect to rely on existing cash balances and sales of securities and commercial financing to provide the required resources. To some extent, we expect that our rate of growth will be within our control and, accordingly, we expect to adjust our growth commitments to reflect the availability and attractiveness of financing arrangements and non-growth-related cash requirements.

In September 2004, we completed a public stock offering which made a net contribution of $13.5 million to our capital. We also received $2.7 million in proceeds from option exercises. Principally as a result of these events, our cash and cash equivalents increased from $6 million at the end of 2003 to $19.1 million at the end of 2004. We believe that we are adequately funded to support continuing operations for the foreseeable future.

Cash flow comes principally from collection of accounts receivable and, to a lesser extent, from interest or other return on financial investments. We maintain what we believe to be appropriate reserves for doubtful accounts and are not aware of any prospective development that would impact collections differently from our historical experience. It is industry practice to allow payment terms of greater than 30 days (generally 45-90 days) for our branded products and Asian customer base. In 2004, sales to customers with terms greater than 30 days were 19% of our overall sales, as compared to 31% in 2003. To the extent our growth in these areas continues to increase as a percentage of total revenues, our average days to collect on our accounts receivable will increase and this would slow down our average cash collections. On two occasions, we have made substantial inventory reserve adjustments that reflect management’s judgment as to the recoverable value of inventory. We do not currently anticipate the need for a further inventory adjustment but any significant diminution in inventory value would ultimately affect cash flow.

We have $3 million of credit availability under our U.S. bank line of credit, none of which was used as of December 31, 2004. The availability of this credit is subject to various conditions and to our continuing compliance with certain covenants. As of December 31, 2004, we were in violation of one of these covenants, for which we received a waiver from the bank.

Working capital increased from $16.2 million at the end of 2002 to $20.0 million at December 31, 2003 and to $32.8 million at December 31, 2004. The increase in 2003 reflects improved results during the period and proceeds from the exercise of employee and management stock options. The increase in 2004 resulted primarily from our stock offering and additional option exercises. Except for the credit facilities described above, we have no commitments with respect to future capital resources.

Operations used cash of $3.5 million in 2003, and $1.3 million in 2004. The improvement was due primarily to lowered accounts receivable balances. The primary uses of cash in 2003 were investments in working capital (accounts receivable and inventory) designed to facilitate our further penetration of the business communications branded channel, partially offset by the managed extension of payments of accounts payable and accrued liabilities. The decrease in the use of cash in 2004 was due primarily to improved accounts receivable balances.

We spent $973,000 in 2004 and $643,000 in 2003 to purchase additional manufacturing and computer equipment.

We made payments on long-term debt of $820,000 and $618,000 in 2004 and 2003, respectively. Net proceeds from the exercise of stock options and stockholder loan repayments were $2.7 million and $2.6 million in 2004 and 2003, respectively.

Contractual Obligations

We currently have modest commitments for capital expenditures and no material purchase obligations. Our long-term debt and operating lease obligations as of December 31, 2004 are set forth in the following table:

	Total	Less Than 1 Year	1-3 Years	4th Year
Long-term debt obligations	$916	$501	$415	$—
Operating lease obligations	1,856	384	1,093	379

Total	$2,772	$885	$1,508	$379

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30-day payment terms. However, some of our distributors in the business communications-branded market and some of our Japanese OEM customers require as long as 180-day payment terms. We recorded an increase to the allowance for doubtful accounts of $176,000 for 2003; and a decrease to the allowance of $76,000 and $22,000 in 2002 and 2004, respectively. Write-offs against the allowance for doubtful accounts totaled $589,000, $3,000 and $341,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Provision for Income Tax. As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

We first achieved profitable operations in 1995. Because of NOL carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In the fourth quarter of 2002 and for the 2003 and 2004 years, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we recognized a valuation allowance against our deferred tax asset balance.

As of December 31, 2004, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2022.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 23% and 28% of our revenues for 2003 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities”. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	2004	2003	2002
Increase (decrease) in revenues resulting from foreign currency fluctuations	$(232)	$294	$534
Hedging gains (losses)	(57)	(211)	284

Net revenue impact	$(289)	$83	$818

We calculate the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of our yen-denominated revenues for the year using the yen/dollar exchange rate at the beginning of the year. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

Recent Accounting Pronouncements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of APB Opinion No. 43, Chapter 4.” SFAS No. 151 clarifies the language used in Accounting Principles Board (“APB”) Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in substantive changes in accounting for these costs but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this accounting standard on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The adoption of this statement is not expected to have a material impact on the Company’s consolidated results or operations or financial position.

In October 2004, the American Jobs Creation Act of 2004 (“Act”) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities deduction (“QPA”) and Foreign Earnings Repatriation (“FER”).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of three percent for tax years beginning in 2005 and increasing to nine percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35.00 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue code. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’ future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), in December 2004. FSP 109-1 required that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. During 2004, 2003 and 2002, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At December 31, 2004, we had foreign currency exchange contracts outstanding with a notional value of $2.2 million. During fiscal 2004, we recognized $57,000 of losses on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at December 31, 2004, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2004, would have no material impact on earnings or cash flows, over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included at pages F-1 to F-20 and as listed in Item 15 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9(A). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were, with the exception of the matters disclosed under “Internal Control Over Financial Reporting” below, effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

In the last fiscal quarter, we made improvements to controls surrounding the safeguarding and disposal of our property and equipment. We also created a more formal system of documenting management reviews of critical accounting data.

Internal Control Over Financial Reporting

System of Internal Control over Financial Reporting: Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was ineffective as of December 31, 2004. This conclusion was reached based on the identification of material weaknesses described below:

•	Certain tests undertaken in connection with the preparation of our 2004 financial statements indicated that that our product cost estimates had underestimated product purchase and yield cost attributable to third quarter sales and overestimated capitalized overhead and ending inventory cost and, therefore, inventory value. Based on this information, we restated our financial statements for the third quarter of 2004. Other errors in our inventory controls misstated our inventory reserves at December 31, 2004. At the direction of our Chief Executive and Chief Financial Officers, we have changed the procedures by which we estimate inventory value and, accordingly, believe that this material weakness has been remediated.

•	In the first quarter of 2004, we initially recorded revenue from a significant product sale when the product was completed and stored at the customer’s request in our facilities for later shipment at the instruction of the customer. During the course of our year-end audit, we determined that certain terms within the contract did not meet the criteria to recognize revenue due to certain exchange rights and a failure to meet all of the provisions of the SEC’s “bill and hold” revenue recognition guidelines. Based on this conclusion, we restated our financial statements for the first, second and third quarters of 2004. A similar transaction for the same customer was also recorded in the fourth quarter of 2004. Management believes that the correction of this error has remediated this material weakness.

•	We identified certain weaknesses related to the closing of our quarterly and annual financial statements and the failure to have identified the material weaknesses described above as a part of the closing process. At the direction of our Chief Executive and Chief Financial Officers, we have adopted new closing processes, which we believe will remediate the material weakness.

•	In tests of controls related to our Japanese subsidiary, we identified significant deficiencies involving management’s review and approval of transactions and financial results that could adversely affect the subsidiary’s ability to initiate, record, process, or report financial data involving the significant processes of Sales Order To Cash, Procure To Payment, and Treasury and Investments which, when considered with other ineffective controls within the same financial processes, resulted in the conclusion of a material weakness for each significant process as a whole. At the direction of our Chief Executive and Chief Financial Officers, we will develop revised internal control procedures applicable to our Japanese subsidiary and, accordingly, believe that these material weaknesses will be remediated.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm: Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation report is presented below.

Report of Independent Registered Public Accounting Firm

Board of Directors

Interlink Electronics, Inc.

Camarillo, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Interlink Electronics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses relating to overestimated capitalized overhead in inventory, revenue recognition policies, quarterly and annual closing processes and processes related to the Company’s Japanese subsidiary, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interlink Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	As of December 31, 2004, the Company did not maintain effective controls over the selection and implementation of appropriate revenue recognition policies related to the timing of the recognition of revenues from certain sales contracts commonly known as “bill and hold” transactions. During the first and fourth fiscal quarters, the company entered into two contracts that were recognized as revenue at the time of the contracts. Upon further review and as part of the year-end financial statement audit, the company determined that the contracts did not qualify for revenue recognition due to provisions related to return and exchange rights and the lack of a fixed delivery schedule. Total revenue related to these contracts was $1,013,000. This material weakness resulted in significant adjustments to and the restatement of financial statements previously issued in the first, second and third quarters of the year ended December 31, 2004 to correct these errors.

2.	As of December 31, 2004, the Company did not maintain effective controls over its accounting for inventory. As a result of our audit of the Company’s financial statements for the year ended December 31, 2004, several audit adjustments were proposed by us and recorded by the company due to excessive overhead allocated to inventory and insufficient and inaccurate reserves for excess and obsolete inventory. Total adjustments to correct inventory and costs of revenues aggregated to approximately $1,349,000. This material weakness resulted in significant adjustments in the fourth quarter, as well as the restatement of financial statements previously issued in the third quarter of the year ended December 31, 2004, to correct these errors.

3.	The company also recorded audit adjustments in a variety of other areas resulting from a lack of effective controls over its quarterly and annual financial statement close process. There is a lack of documented review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally, the Company did not consistently use outside technical accounting contractors to supplement its internal accounting personnel, and had insufficient formalized procedures to assure that non-routine transactions received adequate review by internal accounting personnel or outside contractors with sufficient technical accounting expertise. This material weakness impacts the Company’s ability to report financial information in conformity with U.S. generally accepted accounting principles (“GAAP”), which could affect all significant financial statement accounts and has resulted in the restatements referred to above.

4.	In tests of controls related to the Company’s Japanese subsidiary, we noted significant deficiencies involving management’s review and approval of transactions and financial results that could adversely affect the subsidiary’s ability to initiate, record, process, or report financial data involving the significant processes of Sales Order To Cash, Procure To Payment, and Treasury and Investments which, when considered with other ineffective controls within the same financial processes, resulted in the conclusion of a material weakness for each significant process as a whole.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Interlink Electronics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above, Interlink Electronics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s comments in their assessment regarding the remediation of the material weaknesses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Interlink Electronics, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the year then ended, and our report dated March 25, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Los Angeles, California

March 25, 2005

ITEM 9(B). OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to our directors and our audit committee will be included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) and is incorporated herein by reference. Information with respect to our executive officers is included under Item 4(A) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the 2005 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

The Interlink Electronics, Inc. Code of Business Conduct and Ethics for Directors, Officers and Employees is available at our website (http://www.interlinkelectronics.com) and will be provided in print without charge to any stockholder who submits a request in writing to: Interlink Electronics, Inc., 546 Flynn Road, Camarillo, California 93012, Attention: Corporate Secretary. The Code applies to our chief executive officer and chief financial officer, and to all directors, officers and employees of the Company. The Code provides that any waiver of the Code may be made only by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In late 2000, E. Michael Thoben, III, our President and Chief Executive Officer, Paul D. Meyer, our Chief Financial Officer, and Michael W. Ambrose, our Senior Vice President, Technology and Product Development, exercised certain incentive stock options to purchase Common Stock of Interlink and then sold the Common Stock obtained on that exercise. By early 2001, the price of Interlink’s Common Stock had declined significantly and, among others, Messrs. Thoben, Meyer and Ambrose determined that they would purchase Common Stock of Interlink in the open market. To complete the purchase, and after considering the benefit to Interlink and its stockholders, Interlink’s board of directors, with Mr. Gu, Mr. Thoben and Mr. Lutz each recusing himself from the decision, agreed to accept a promissory note from each of Messrs. Meyer, Ambrose, Gu and Lutz in the amount of $42,892 and from Mr. Thoben in the amount of $42,936. Each promissory note is dated May 1, 2001, bears interest at the rate of 5% per annum and is secured by all right, title and interest in the shares purchased with the money borrowed under the note and all distributions received, receivable or otherwise distributed in respect to or in exchange for the shares purchased. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable on November 1, 2006. As of December 31, 2004, the outstanding balance of principal and accrued and unpaid interest on the May 1, 2001 notes was $42,892, $42,898, $40,883 and $2,000 in the case of Messrs. Meyer, Ambrose, Gu and Thoben, respectively. Mr. Lutz has paid the full amount of all principal and interest owing under his note.

As a result of a miscalculation of the time period between the sale of the underlying Common Stock following the exercise of the stock options and the purchase of the Common Stock in the open market, the purchases occurred five months after the date of the sales and, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, resulted in liability of Messrs. Thoben, Meyer and Ambrose to Interlink in the amount of the deemed profit measured by the difference between the sale and purchase prices. The amount of the liabilities as of June 11, 2001 were $132,652, $132,109 and $104,050 for Messrs. Thoben, Meyer and Ambrose, respectively. Because of the amount of these liabilities, Messrs. Thoben, Meyer and Ambrose were unable to make immediate payment without substantial disruption to their personal financial affairs. Accordingly, after considering the matter carefully, and having obtained the advice of counsel, Interlink’s Board of Directors, with Mr. Thoben recusing himself from the decision, unanimously agreed to accept promissory notes from the individuals evidencing the debt. Among the factors considered by the

Board in reaching this decision was the ongoing contribution to Interlink being made by each of the individuals and the interest of Interlink in avoiding unnecessary pressures and distractions on these individuals at a critical time in Interlink’s history. Each promissory note bears interest at the rate of 7% per annum and is secured by Interlink options that had a value as of June 11, 2001 equal to 150% of the principal amount due under the note. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable in three equal annual installments beginning on June 11, 2006. As of December 31, 2004, the outstanding balance of principal and accrued and unpaid interest on the June 11, 2001 notes was $77,864 and $93,450 in the case of Messrs. Meyer and Ambrose, respectively. Mr. Thoben has paid the full amount of all principal and interest owing under his note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to audit fees, audit-related fees, tax fees, all other fees and the audit committee’s pre-approval policies and procedures will be included in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial	Statements.

2. Financial Statement Schedules.

All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

3. Exhibits.

The exhibits listed below are filed as part of this report.

Exhibit Number
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement.

10.3*	Form of Non-Statutory Stock Option Agreement.

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investments, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investments, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investments, Inc. and the Registrant.

10.5	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002), as amended by the letter amendment dated August 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the letter amendment dated June 1, 2004, as amended by the letter amendment dated February 1, 2005.

10.6	Pledge Agreement between George Gu and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Secured Promissory Note of George Gu, as Borrower, in the amount of $40.883 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.12	Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14	Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Paul D. Meyer and Michael W. Ambrose (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19	Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

23.2	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 31, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 31, 2005 on behalf of the Registrant and in the capacities indicated:

Signatures	Title
/s/ E. MICHAEL THOBEN, III E. Michael Thoben, III	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ PAUL D. MEYER Paul D. Meyer	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE GU	Director
George Gu

/s/ EUGENE F. HOVANEC	Director
Eugene F. Hovanec

Director
Merritt M. Lutz

/s/ JOHN A. BUCKETT, II	Director
John A. Buckett, II

INTERLINK ELECTRONICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interlink Electronics, Inc.

Camarillo, California

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    BDO Seidman, LLP

Los Angeles, California

March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Interlink Electronics, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Interlink Electronics, Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Interlink Electronics, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

February 4, 2003

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$19,067	$6,061
Accounts receivable, less allowance for doubtful accounts and product returns of $198 and $670 in 2004 and 2003, respectively	8,060	9,123
Inventories	11,093	8,638
Prepaid expenses and other current assets	335	253

Total current assets	38,555	24,075
Property and equipment, net	1,669	1,270
Patents and trademarks, less accumulated amortization of $1,144 and $1,109 in 2004 and 2003, respectively	265	177
Other assets	107	60

Total Assets	$40,596	$25,582

Liabilities And Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$491	$706
Accounts payable	4,067	2,630
Accrued payroll and related expenses	1,030	590
Accrued taxes and other expenses	101	130

Total current liabilities	5,689	4,056

Long-term debt, net of current portion	405	1,010
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock $0.00001 par value (50,000 shares authorized, 13,676 and 11,155 issued and outstanding at December 31, 2004 and 2003, respectively)	47,833	31,668
Due from stockholders	(429)	(520)
Accumulated other comprehensive income (loss)	(377)	(391)
Accumulated deficit	(12,525)	(10,241)

Total stockholders’ equity	34,502	20,516

Total Liabilities and Stockholders’ Equity	$40,596	$25,582

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues	$35,407	$31,042	$25,043
Cost of revenues	23,548	18,362	17,127

Gross profit	11,859	12,680	7,916

Operating expenses:
Product development and research	4,158	3,418	3,337
Selling, general and administrative	10,017	8,172	7,456

Total operating expenses	14,175	11,590	10,793

Operating income (loss)	(2,316)	1,090	(2,877)

Other income (expense):
Minority interest in earnings of subsidiary	—	—	68
Interest income (expense), net	15	(44)	(132)
Other income (expense)	17	48	(22)

Total other income (expense)	32	4	(86)

Income (loss) before provision for income tax expense	(2,284)	1,094	(2,963)

Provision for income tax expense	—	28	1,301

Net income (loss)	$(2,284)	$1,066	$(4,264)

Earnings (loss) per share—basic	$(0.19)	$0.10	$(0.44)
Earnings (loss) per share—diluted	$(0.19)	$0.09	$(0.44)

Weighted average shares—basic	11,972	10,339	9,766
Weighted average shares—diluted	11,972	11,362	9,766

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)

	Common Stock		Due From Stockholders	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2001	9,759	$29,029	$(838)	$(843)	$(7,043)	$20,305
Comprehensive income (loss):
Net loss					(4,264)	(4,264)
Foreign currency translation adjustment				6		6

Comprehensive loss						(4,258)
Loan payments from stockholders			41			41
Exercise of employee stock options	19	45				45

Balance, December 31, 2002	9,778	29,074	(797)	(837)	(11,307)	16,133

Comprehensive income (loss):
Net income					1,066	1,066
Foreign currency translation adjustment				446		446

Comprehensive income						1,512
Loan payments from stockholders			277			277
Exercise of employee stock options	1,377	2,594				2,594

Balance, December 31, 2003	11,155	31,668	(520)	(391)	(10,241)	20,516

Comprehensive loss:
Net loss					(2,284)	(2,284)
Foreign currency translation adjustment				14		14

Comprehensive loss						(2,270)
Loan payments from stockholders			91			91
Issuance of common stock, net of issuance costs	1,830	13,503				13,503
Exercise of employee stock options	691	2,662				2,662

Balance, December 31, 2004	13,676	$47,833	$(429)	$(377)	$(12,525)	$34,502

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,284)	$1,066	$(4,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) allowance for doubtful accounts receivable	(22)	176	(76)
Increase (decrease) in reserves for excess inventories	(1,210)	—	2,319
Depreciation and amortization	609	593	805
Minority interest	—	—	(68)
Deferred tax asset	—	—	1,301
Changes in operating assets and liabilities:
Accounts receivable	1,085	(3,991)	261
Inventories	(1,245)	(1,632)	(823)
Prepaid expenses and other current assets	(82)	6	167
Other assets	(47)	7	20
Accounts payable	1,437	429	522
Accrued payroll and other accrued expenses	502	(188)	287

Net cash provided by (used in) operating activities	(1,257)	(3,534)	451

Cash flows from investing activities:
Sale of marketable securities	—	—	2,457
Purchases of property and equipment	(973)	(643)	(504)
Costs of patents and trademarks	(123)	(177)	(14)

Net cash provided by (used in) investing activities	(1,096)	(820)	1,939

Cash flows from financing activities:
Borrowings on long term debt	—	—	188
Principal payments on long term debt	(820)	(618)	(1,537)
Principal payments on capital lease obligations	—	—	(95)
Payments from stockholders	—	87	41
Proceeds from the issuance of common stock, net of issuance costs	13,503	—	—
Proceeds from exercise of employee stock options	2,662	2,594	45

Net cash provided by financing activities	15,345	2,063	(1,358)

Effect of exchange rate changes on cash and cash equivalents	14	446	6

Increase (decrease) in cash and cash equivalents	13,006	(1,845)	1,038
Cash and cash equivalents:
Beginning of year	6,061	7,906	6,868

End of year	$19,067	$6,061	$7,906

Supplemental disclosure of cash flow information:
Interest paid	$84	$91	$243
Income taxes paid	1	1	1
Non-cash transactions:
Repayment of amounts due from stockholders via offset of accrued amounts due to stockholders	$91	$190	—

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

Significant Accounting Policies

Revenue Recognition—We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, our customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue would be recognized at a later time.

Accounts Receivable and Allowance for Doubtful Accounts—Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30-day payment terms. However, some of our distributors in the business communications-branded market and some of our Japanese OEM customers require as long as 180-day payment terms. We recorded an increase to the allowance for doubtful accounts of $176,000 for 2003; and a decrease to the allowance of $76,000 and $22,000 in 2002 and 2004, respectively. Write-offs against the allowance for doubtful accounts totaled $589,000, $3,000 and $341,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Reserve for Estimated Product Returns—While not an explicit part of the terms and conditions of product sales, the Company does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its branded business communications market for similar products of equal value if these exchanges meet certain other criteria. The Company records provisions for the estimated amounts of products to be returned in such exchanges through adjustments to revenues and cost of revenues. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product activity with its major reseller customers, and current industry product and technology trends.

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

Provision for Income Tax—As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operation.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes of $36.8 million, $18.4 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2023.

Foreign Exchange Exposure—Many of our OEM customers are based in Japan and approximately 28%, 23% and 30% of our 2004, 2003 and 2002 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we expect to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our receivable forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual holding gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The changes in the fair values of our foreign currency contracts are as follows (in thousands):

	2004	2003	2002
Hedging gains (losses)	$(57)	$(211)	$284

Consolidation Policy—The consolidated financial statements include the accounts of the Company, its 80 percent-owned Japanese subsidiary, and its 100 percent-owned Hong Kong subsidiary. All material intercompany accounts and transactions have been eliminated. The Company has not recorded the minority interest of its 80 percent-owned subsidiary because the subsidiary’s net equity is negative.

Shipping and Handling—The Company accounts for shipping and handling costs in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires fees billed to customers to be included in revenue. During 2004, 2003 and 2002 related shipping and handling expenses of $220,000, $167,000 and $166,000, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Cash Equivalents and Marketable Securities—The Company invests excess cash in highly liquid commercial paper. Investments of original maturities less than 90 days are classified as cash equivalents; those in excess of 90 days are classified as marketable securities. Maturities typically do not exceed six months. At December 31, 2004, the Company had $19.0 million at financial institutions in excess of federally insured limits.

Financial Instruments—The carrying amounts of the Company’s short-term trade receivables and payables, line of credit, long-term debt and capital lease obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2004, 2003 and 2002, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2004, the Company had foreign currency contracts outstanding with a notional value of $2.2 million. During fiscal 2004, 2003 and 2002, the Company recognized a $57,000 loss, a $211,000 loss and a $284,000 gain, respectively, on foreign exchange contracts that are included in business communication revenue in the accompanying consolidated statements of operations.

Inventories—Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the average cost method.

Property and Equipment—Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease (including appropriate renewal options), whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed periodically and/or when factors indicating an impairment are present. The Company recognizes impairment losses when the expected future cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value.

Patents and Trademarks—The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $35,000, $9,000 and $120,000, respectively.

Research and Development—Research and development costs are expensed as incurred.

Stock-Based Compensation— Interlink has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, Interlink has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principles Board (“APB”) Opinion No. 25 in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

For all options granted during 2004, 2003 and 2002, the fair value of the Company’s stock equaled the option price at the measurement date. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company would have recorded stock-based compensation expense as follows (in thousands, except per share information):

	2004	2003	2002
Net income (loss) – as reported	$(2,284)	$1,066	$(4,264)
Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—
Stock-based compensation expense determined under fair value based method, net of related tax effects	(2,631)	(6,438)	(5,612)

Net loss-pro forma	$(4,915)	$(5,372)	$(9,876)

Basic earnings (loss) per share – as reported	$(0.19)	$0.10	$0.44
– pro forma	(0.41)	(0.52)	(1.01)
Diluted earnings (loss) per share – as reported	$(0.19)	$0.09	$(0.44)
– pro forma	(0.41)	(0.47)	(1.01)

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

2. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of APB Opinion No. 43, Chapter 4.” SFAS No. 151 clarifies the language used in APB Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in substantive changes in accounting for these costs, but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this accounting standard on the Company’s consolidated results of operations or financial position; however, the Company expects that it will have a negative effect on its future operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The adoption of this statement is not expected to have a material impact on the Company’s consolidated results or operations or financial position.

In October 2004, the American Jobs Creation Act of 2004 (“Act”) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities deduction (“QPA”) and Foreign Earnings Repatriation (“FER”).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of three percent for tax years beginning in 2005 and increasing to nine percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue code. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’ future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), in December 2004. FSP 109-1 required that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

3. Inventories

Inventories consisted of the following at (in thousands):

	December 31,
	2004	2003
Raw material	$5,896	$3,991
Work in process	1,828	867
Finished goods	3,369	3,780

Total inventories	$11,093	$8,638

4. Property and Equipment

Property and equipment consisted of the following at (in thousands):

	December 31,
	2004	2003
Furniture, machinery and equipment	$7,497	$6,391
Leasehold improvements	337	470

	7,834	6,861
Less accumulated depreciation and amortization	(6,165)	(5,591)

Property and equipment, net	$1,669	$1,270

Depreciation and leasehold amortization expense charged to operations amounted to $574,000, $584,000 and $686,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5. Due From Stockholders

During May 2001, the Company loaned certain directors, officers and members of senior management a combined total of $469,000 for open market purchases of Company Common Stock. The loans have an interest rate of 5% and are secured by the stock purchased. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable on November 1, 2006. In June 2001, certain officers were required to remit to the Company $369,000, as required under Section 16(b) of the Securities Exchange Act of 1934 and in settlement of that obligation the Company accepted promissory notes that accrue interest at 7% per year and are due and payable in three equal annual installments. In June 2002, the Board of Directors approved the extension of these officer loans to require the first payment to be due in 2006. These loans are included in stockholders’ equity in the accompanying balance sheet. In 2004 and 2003, certain officers, directors and members of the senior management repaid a combined total of $91,000 and $277,000, respectively, primarily via an offset of accrued amounts due to them.

6. Line of Credit

In June 2004, the Company renewed its $3 million domestic revolving line of credit with Wells Fargo Bank, which remained unused at December 31, 2004. The agreement has a maturity date of June 2005 and requires the Company to meet certain financial covenants. At December 31, 2004, the Company was in violation of one of those covenants, for which it has received a waiver from the bank. Borrowings under the terms of this line of credit would bear interest at an annual rate of prime plus one percent (6.25% at December 31, 2004).

7. Long-Term Debt

The Company’s Japanese subsidiary, Interlink Electronics, K.K., maintains unsecured loans with three banks. The loans have interest rates ranging from 1.875% to 2.5% and are payable in Japanese yen in monthly installments through the year 2007. The combined balance outstanding as of December 31, 2004 and 2003 was $896,000 and $1.5 million, respectively.

In June 2002, the Company converted its previous equipment purchase line of credit with an outstanding balance of $347,000 to a long-term note. The revised loan was payable in equal installments for 48 months at an interest rate of LIBOR plus 2.25%. The balance of this note at December 31, 2003 was $310,000 and was repaid in October 2004.

At December 31, 2004, scheduled maturities of long-term debt for the next three years and thereafter are as follows (in thousands):

Debt
2005	$491
2006	229
2007	176
Thereafter	—

Total	896
Less current portion	(491)

Long term portion	$405

During 2004, 2003 and 2002, the Company incurred $84,000, $77,000 and $243,000, respectively, in interest expense.

8. Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 100,000 shares of Preferred Stock. As of December 31, 2004, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

Common Stock—The Company is authorized to issue 50,000,000 shares of Common Stock.

9. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares, which may be issued under the Plan, is 6,500,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of December 31, 2004, 6,250,000 have been granted (3,563,000 are outstanding and 2,687,000 have either been exercised, forfeited or expired) and there were 250,000 options available for grant.

Information concerning stock options under the Plan is summarized as follows (in thousands, except price per share information):

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding beginning of year	3,416	$4.66	3,617	$3.72	4,312	$7.10
Granted	948	9.45	1,201	4.49	99	3.33
Exercised	(691)	3.85	(1,377)	2.01	(19)	2.37
Forfeited and expired	(110)	5.37	(25)	6.13	(775)	22.60

Outstanding end of year	3,563	$6.08	3,416	$4.66	3,617	$3.72

Exercisable end of year	2,449	$5.03	2,442	$4.49	2,482	$3.42

The following table summarizes information about stock options outstanding as of December 31, 2004 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$ 2.40	433	22	433	0
2.70	45	39	27	18
2.94	470	38	470	0
3.04	50	33	38	12
3.30	10	38	6	4
3.54	4	26	4	0
4.30	14	36	10	4
4.42	288	24	288	0
5.50	13	0	13	0
5.51	80	16	80	0
5.65	17	42	6	11
6.45	465	47	181	284
6.87	691	14	691	0
7.54	35	45	15	20
7.98	7	59	0	7
9.40	895	54	174	721
10.60	46	51	13	33
Total	3,563		2,449	1,114

The weighted average fair value at the date of grant for stock options granted during 2004, 2003 and 2002 was $4.62, $2.27 and $1.87 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002
Estimated weighted average life (years)	2.7	3.0	4.0
Interest rate	3.5%	3.0%	1.5%
Volatility	60%	63%	75%
Dividend yield	0%	0%	0%

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Years Ended December 31,
	2004		2003	2002
Weighted average shares outstanding	11,972		10,339	9,766
Effect of dilutive securities; options and warrants	—	(1)	1,023	—	(1)

Weighted average shares—diluted	11,972		11,362	9,766

(1)	Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 3.6 million shares and 3.6 million shares for 2004 and 2002, respectively, were excluded from the diluted share calculation because they were anti-dilutive.

11. Commitments and Contingencies

Operating Leases—The Company leases its facilities and certain equipment under operating leases expiring through 2009. Rent expense totaled approximately $452,000, $382,000 and $489,000 for 2004, 2003 and 2002, respectively. Minimum lease commitments at December 31, 2004 are summarized as follows (in thousands):

2005	$384
2006	360
2007	365
2008	368
2009	379

$1,856

Legal Matters—From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses incurred, if any, will have a significant impact on the Company’s financial position or results of operations.

12. Income Taxes

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	28	—

Sub Total	—	28	—
Deferred taxes:
Federal	—	—	1,146
State	—	—	155
Foreign	—	—	—

Sub Total	—	—	1,301

Provision for income taxes	$—	$28	$1,301

Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Income taxes at the statutory federal rate	$(776)	$362	$(1,008)
State income taxes, net of federal income tax effect	(123)	31	(10)
Foreign taxes at rates different than U.S. taxes	42	109	(206)
Valuation allowance	708	(474)	2,512
Other	149	—	13

Total provision for income taxes	$—	$28	$1,301

The tax effects of temporary differences and carryforwards that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,104	$12,869
Credits	228	269
Accruals	206	173
Reserves	736	1,352
State taxes	(703)	(543)
Other	18	80

Total deferred tax assets	15,589	14,200
Valuation allowance	(15,589)	(14,200)

Net deferred tax assets	$—	$—

As of December 31, 2004, approximately $13.1 million of the total deferred tax assets result from “excess” tax benefits resulting from the exercise of employee stock options and will be recorded to stockholders’ equity when recognized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible and the periods before the carryforwards expire. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes there is insufficient evidence to conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a portion of the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset during the years ended December 31, 2004 and 2003.

Consolidated U.S. income (loss) before taxes was $(2,284,000), $506,000 and $(177,000) for the years ended December 31, 2004, 2003 and 2002, respectively. The corresponding income (loss) before taxes for non U.S. based operations was $0, $588,000 and $(2,786,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to reinvest those earnings indefinitely or will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal tax liability, if any, which would be payable if such earnings were not invested indefinitely.

As of December 31, 2004, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2023.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 21% change in ownership for the three-year period ended December 31, 2004. As of December 31, 2004, none of our NOLs have been limited by the Section 382 rules.

13. Segment Information

Business Segments—  The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate depreciation, any other income, expenses or assets to these segments, nor does it track revenue by product. Reportable segment information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
2004
Revenue	$20,677	$4,157	$5,328	$5,245	$36,407
Gross profit	5,624	734	2,638	2,863	11,859
2003
Revenue	$19,842	$2,405	$4,165	$4,630	$31,042
Gross profit	6,483	1,111	2,111	2,975	12,680
2002
Revenue	$16,002	$2,478	$1,731	$4,832	$25,043
Gross profit	3,597	1,080	866	2,373	7,916

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Years Ended December 31,
	2004 Long-Lived		2003 Long-Lived		2002 Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
United States	$14,088	$1,278	$15,210	$960	$10,028	$701
Japan	10,040	657	7,140	547	7,755	572
Asia (other than Japan)	3,883	106	6,208	—	5,283	14
Europe and other	7,396	—	2,484	—	1,977	—

	$35,407	$2,041	$31,042	$1,507	$25,043	$1,287

Major Customers—In 2004, 2003 and 2002, no single customer exceeded 10% of total revenues. One customer accounted for 15% of the accounts receivable at December 31, 2004, 20% at December 31, 2003, and 10% at December 31, 2002.

14. 401K Savings Plan

In 1995 the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. The Company expensed $35,000, $37,000 and $38,000 in 2004, 2003 and 2002, respectively, related to this plan.

15. Material Fourth Quarter Adjustments

In the fourth quarter of 2004, the Company reduced its revenue and accounts receivable by $704,000 and reduced its cost of sales and gross profit by $351,000 for a customer contract that did not meet the revenue recognition requirements of the SEC’s guidelines for “bill and hold” contracts. The Company also recorded a reduction in its inventory and an increase in cost of sales of $257,000 for a correction of its inventory valuation method.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement.

10.3*	Form of Non-Statutory Stock Option Agreement.

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investments, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investments, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investments, Inc. and the Registrant.

10.5	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated June 1, 2002 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002), as amended by the letter amendment dated August 1, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the letter amendment dated June 1, 2004, as amended by the letter amendment dated February 1, 2005.

10.6	Pledge Agreement between George Gu and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Secured Promissory Note of George Gu, as Borrower, in the amount of $40.883 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.12	Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14	Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Paul D. Meyer and Michael W. Ambrose (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19	Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

23.2	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.