Form 10-Q
period 2005-03-31
INTERLINK ELECTRONICS INC
filed 2005-05-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No☐

Shares of Common Stock Outstanding, at May 2, 2005: 13,699,146

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$15,707	$19,067
Accounts receivable, less allowance for doubtful accounts and product returns of $200 and $198 at 2005 and 2004, respectively	8,835	8,060
Inventories	11,202	11,093
Prepaid expenses and other current assets	304	335

Total current assets	36,048	38,555
Property and equipment, net	1,560	1,669
Patents and trademarks, less accumulated amortization of $1,160 and $1,144 at 2005 and 2004, respectively	274	265
Other assets	151	107

Total assets	$38,033	$40,596

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$387	$491
Accounts payable	2,669	4,067
Accrued payroll and related expenses	848	1,030
Other accrued expenses	128	101

Total current liabilities	4,032	5,689

Long-term debt, net of current portion	374	405
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,699 and 13,676 shares issued and outstanding at 2005 and 2004, respectively)	47,889	47,833
Due from stockholders	(429)	(429)
Accumulated other comprehensive loss	(398)	(377)
Accumulated deficit	(13,435)	(12,525)

Total stockholders’ equity	33,627	34,502

Total liabilities and stockholders’ equity	$38,033	$40,596

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended March 31,
	2005	2004(1)
Revenues	$9,268	$7,936
Cost of revenues	6,547	4,802

Gross profit	2,721	3,134

Operating expenses:
Product development and research	1,029	905
Selling, general and administrative	2,666	2,140

Total operating expenses	3,695	3,045

Operating income (loss)	(974)	89

Other income (expense):
Interest income (expense), net	72	(16)
Other income (expense)	(8)	26

Total other income (expense)	64	10

Income (loss) before provision for income tax	(910)	99

Provision for income tax expense	—	—

Net income (loss)	$(910)	$99

Earnings (loss) per share – basic	$(.07)	$.01
Earnings (loss) per share – diluted	$(.07)	$01

Weighted average shares – basic	13,692	11,236
Weighted average shares – diluted	13,692	12,559

(1)	As restated

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three Month Period Ended March 31,
	2005	2004(1)
Cash flows from operating activities:
Net income (loss)	$(910)	$99
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts receivable and product returns	2	37
Increase (decrease) in reserves for excess inventory	6	(488)
Depreciation and amortization	125	188
Changes in operating assets and liabilities:
Accounts receivable	(777)	1,468
Inventories	(115)	(497)
Prepaid expenses and other current assets	31	(127)
Other assets	(44)	(14)
Accounts payable	(1,398)	(81)
Accrued payroll and other accrued expenses	(155)	94

Net cash provided by (used in) operating activities	(3,235)	679

Cash flows from investing activities:
Purchases of property and equipment	—	(285)
Costs of patents and trademarks	(25)	—

Net cash used in investing activities	(25)	(285)

Cash flows from financing activities:
Principal payments on debt	(135)	(98)
Proceeds from exercise of employee stock options	56	685

Net cash provided by (used in) financing activities	(79)	587

Effect of exchange rate changes on cash and cash equivalents	(21)	(3)

Increase (decrease) in cash and cash equivalents	(3,360)	978
Cash and cash equivalents:
Beginning of period	19,067	6,061

End of period	$15,707	$7,039

Supplemental disclosures of cash flow information:
Interest paid	$6	$24
Income taxes paid	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

(1)	As restated

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2005 and 2004 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, included in this report is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The information as of December 31, 2004 included herein is derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Months Ended March 31,
	2005		2004
Weighted average shares outstanding – basic	13,692		11,236
Effect of dilutive securities (options)	—	(1)	1,323

Weighted average shares – diluted	13,692		12,559

(1)	Due to the net loss for the three-month period ended March 31, 2005, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 3.6 million shares were excluded from the calculation.

3.	Line of Credit

The Company has a $3 million unsecured bank line of credit, which was unused at March 31, 2005. The line of credit expires in June of 2005 and has certain financial covenants. The Company was in violation of one of those covenants at March 31, 2005. To rectify this covenant violation, the Company has agreed to modify the agreement to provide cash or marketable securities as collateral.

4.	Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance at December 31, 2003	$(391)
Translation adjustment	(3)	$(3)
Net income		99

Balance at March 31, 2004	$(394)	$96

Balance at December 31, 2004	$(377)
Translation adjustment	(21)	$(21)
Net income (loss)		(910)

Balance at March 31, 2005	$(398)	$(931)

5.	Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates”; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

Three Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components and Other	Total
March 31, 2005
Revenue	$4,431	$2,139	$1,357	$1,341	$9,268
Gross profit	1,073	482	602	564	2,721
March 31, 2004
Revenue	$4,858	$492	$1,464	$1,122	$7,936
Gross profit	1,451	216	763	704	3,134

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the quarters ended March 31, 2005 and 2004 are as follows (in thousands):

	2005 Long-Lived		2004 Long-Lived
	Revenues	Assets	Revenues	Assets
United States	$3,519	$1,234	$2,703	$958
Japan	2,075	601	2,375	582
Asia (other than Japan)	1,197	150	1,515	77
Europe and other	2,477	—	1,343	—

	$9,268	$1,985	$7,936	$1,617

Major Customers— In the first quarter of 2005, no single customer exceeded 10% of total revenues. In the first quarter of 2004, two customers accounted for 13% and 10% of total revenues. One customer accounted for 18% of the accounts receivable at March 31, 2005 and two customers accounted for 10% and 20% at March 31, 2004.

6.	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw material	$5,341	$5,896
Work in process	2,224	1,828
Finished goods	3,637	3,369

Total inventories	$11,202	$11,093

7. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 6,500,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of March 31, 2005, options for 6,261,000 shares of common stock have been granted (3,552,000 are outstanding and 2,709,000 have been exercised, forfeited or expired) and there were 239,000 options available for grant.

Activity under the Plan for the first three months of 2005 is summarized as follows (in thousands, except per share information):

	Options	Wgt. avg. Exercise Price
Outstanding - beginning of period	3,563	$6.08
Granted	13	7.82
Exercised	(22)	2.40
Forfeited or expired	(2)	9.40

Outstanding - end of period	3,552	6.11

Exercisable - end of period	2,558	5.20

The following table summarizes information about stock options outstanding under the Plan as of March 31, 2005 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$2.40	410	19	410	0
2.70	45	36	31	14
2.94	470	35	470	0
3.04	51	30	43	8
3.30	10	35	7	3
3.54	4	23	4	0
4.30	14	33	11	3
4.42	288	21	288	0
5.50	13	1	13	0
5.51	80	13	80	0
5.65	17	39	7	10
6.45	465	44	219	246
6.87	691	11	691	0
7.54	35	42	18	17
7.82	13	119	1	12
7.98	7	116	1	6
9.40	893	111	248	645
10.60	46	48	16	30

Total	3,552		2,558	994

The weighted average fair value at the date of grant for stock options granted during the three months ended March 31, 2005 and 2004 was $3.02 and $4.27 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Estimated weighted average life (years)	2.7	2.7
Interest rate	3.7%	3.0%
Volatility	56%	60%
Dividend yield	0%	0%

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company would have recorded stock-based compensation expense as follows (in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Net income (loss) – as reported	$(910)	$99
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(452)	(454)

Net loss – pro forma	$(1,362)	$(355)

Basic earnings (loss) per share – as reported	$(.07)	$.01
– pro forma	(.10)	(.03)
Diluted earnings (loss) per share – as reported	$(.07)	$.01
– pro forma	(.10)	(.03)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); and specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Business Segment Overview – Three Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Cost of revenues includes material, assembly labor in the U.S. and contract labor in China, manufacturing overhead at our U.S. facility and our China logistics center, software licensing and quality assurance costs.

Quarterly Financial Performance

The following table presents certain financial information for each of the following quarters:

Quarter Ended (unaudited)

(in thousands except per share data)

	Mar. 31 2005	Dec. 31, 2004	Sep. 30, 2004(1)	Jun. 30, 2004(1)	Mar. 31, 2004(1)	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
Revenues	$9,268	$9,683	$9,556	$8,232	$7,936	$8,716	$7,848	$7,476	$7,002

Gross Profit	$2,721	$3,205	$2,337	$3,183	$3,134	$3,339	$3,285	$3,126	$2,930

Net Income (loss)	$(910)	$(1,051)	$(1,441)	$109	$99	$407	$238	$181	$240

Earnings (loss) per share – basic	$(0.07)	$(0.08)	$(0.12)	$0.01	$0.01	$0.04	$0.02	$0.02	$0.02

Earnings (loss) per share – diluted	$(0.07)	$(0.08)	$(0.12)	$0.01	$0.01	$0.03	$0.02	$0.02	$0.02

(1)	As restated.

Quarterly revenues have increased by 32% on a cumulative basis since March 2003. Sequential growth occurred in each quarter except the first quarter of 2004 and the first quarter of 2005. Gross profits have generally trended with revenues except in the third and fourth quarters of 2004 when we experienced higher material costs due to the ramp up of remote control sales for our home entertainment market segment. Earnings generally trended upward in 2003 as a result of growth in revenues and tight cost controls. They have trended down in 2004 and the first quarter of 2005 despite continued strong revenue growth, primarily as a result of a higher percentage of total revenues being derived from sales of wireless input devices on which we earn lower margins and substantially increased selling, general and administrative expense in the last half of 2004 and the first quarter of 2005 as we incurred greater corporate governance costs required by new legislation.

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

The restatements were due to an error in interpreting revenue recognition guidelines regarding a “bill and hold” product sale in the first quarter of 2004. The resulting restatements decreased revenues in the first quarter of 2004 by $498,000 and increased revenues by $74,000 and $114,000 in the second and third quarters of 2004, respectively. Gross profit and net income were reduced in the first quarter of 2004 by $218,000 and increased by $33,000 and $50,000 in the second and third quarters of 2004, respectively. Also, in the third quarter of 2004 our product costing system underestimated the ramp up costs and low yields of the start up of our high volume home entertainment remote control business and overstated inventory and the amount of manufacturing overhead allocable to inventory. The resulting restatement increased cost of sales and decreased inventory by $1.2 million in the third quarter of 2004.

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

Our quarterly results are often affected by volatility in orders for a particular product. For example, sales of remote controls to Dell constitute a significant source of revenue, but are substantially dependent on advanced TV sales that we cannot control or accurately forecast. Similarly, sales to large institutions of our e-transactions products typically come in relatively large orders that can be one-time events or can occur at widely-dispersed intervals.

Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Business Segment Overview – Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Three months ended March 31, 2005 and 2004 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004(1)
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
- Revenue	$4,431	48%	$4,858	61%
- Gross Profit	1,073		1,451
- Gross Profit % of Segment Revenue	24%		30%

Home Entertainment:
- Revenue	$2,139	23%	$492	6%
- Gross Profit	482		216
- Gross Profit % of Segment Revenue	23%		44%

E-Transactions:
- Revenue	$1,357	15%	$1,464	18%
- Gross Profit	602		763
- Gross Profit % of Segment Revenue	44%		52%

Specialty Components:
- Revenue	$1,341	14%	$1,122	15%
- Gross Profit	564		704
- Gross Profit % of Segment Revenue	42%		63%

All Segments:
- Revenue	$9,268	100%	$7,936	100%
- Gross Profit	2,721		3,134
- Gross Profit %	29%		40%

(1)	As restated

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In the first quarter of 2005, OEM revenues comprised approximately 63% of business communications revenues as compared to 77% in the same period of 2004.

Overall, business communications revenues for the first quarter of 2005 declined 9% as compared to the first quarter of 2004. OEM revenues fell 25% as compared to the first quarter of 2004, due primarily to lower unit sales to existing OEM customers. (OEM average selling prices range from $2-$30.) Revenues from branded products, which had average selling prices of approximately $23-$250, increased 45% from the first quarter of 2004. The branded unit volume increased results from a greater number of products now sold into our reseller customer base.

Business communications gross profit margin for the first quarter of 2005 declined to 24% as compared to 30% in the first quarter of 2004 due to the much lower profit margin percentage for OEM products reflected in the 2005 period.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller. Revenues related to the Xbox program accounted for less than 25% of our home entertainment revenues in the first quarter of 2005 as compared to approximately 60% in the first quarter of 2004.

In the first quarter of 2005, home entertainment revenues increased 335% over the first quarter of 2004 due primarily to increased unit sales of remote controls for home entertainment applications.

Home entertainment gross profit margin declined to 23% in the first quarter of 2005 from 44% in the same period of 2004 due to the high mix of lower margin remote controls sold in the 2005 period.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those type of sales.

In the first quarter of 2005, e-transaction revenues decreased 7% over the same period of 2004 due primarily to revenues related to the Wells Fargo Bank program recorded in the 2004 period.

E-transaction gross profit margin for the first quarter of 2005 declined to 44% from 52% in the first quarter of 2004 due to lower pricing associated with higher volume customer projects.

Specialty Components

In our specialty components segment, we sell our MicroNav™ products and custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the first quarter of 2005 increased 20% as compared to the first quarter of 2004 due to increased MicroNav sales.

Specialty component gross profit margin declined to 42% in the first quarter of 2005 from 63% in the first quarter of 2004 due to a greater mix of relatively lower margin revenues related to our new MicroNav products in the 2005 period.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the first quarter of 2005, our product development and research costs increased 14% as compared to the first quarter of 2004 due to increased product development and engineering support related to the growth in our home entertainment and e-transaction segments. As a percentage of revenues, product development and research costs remained consistent at 11% in the first quarter of 2005 and the first quarter of 2004.

Sales, general and administrative costs (“SG&A”) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For the first quarter of 2005, SG&A grew 25% over the first quarter of 2004 due to higher corporate governance costs and increased sales commissions and general marketing costs commensurate with sales growth. As a percentage of revenues, SG&A grew to 29% in the first quarter of 2005 compared to 27% in the first quarter of 2004.

In summary, our operating results in the first quarter of 2005 were attributable to the following factors:

•	17% growth in revenues that resulted from growth in our home entertainment and specialty components sectors;

•	13% decline in gross profits related to lower margins associated with our higher volume remote control products; and

•	21% growth in operating expenses related to the 17% growth in revenues and higher corporate governance costs.

Total other income increased to $64,000 in the first quarter of 2005 versus $10,000 in the first quarter of 2004 due to a greater net cash balance in the 2005 period.

We have approximately $37 million in net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Therefore we have maintained the full valuation allowance against our deferred tax assets as of March 31, 2005. The Company’s federal NOL carryforwards are not impacted and can continue to be utilized for up to 19 years.

Liquidity and Capital Resources

Working capital decreased to $32.0 million at March 31, 2005 from $32.9 million at the end of 2004 due primarily to the loss from operations.

Operations used $3.2 million in cash in the first quarter of 2005 as compared to a positive cash flow of $679,000 in the same period of 2004. The cash flow decline is due primarily to unusually high vendor payments coupled with an increase in customer accounts receivable due to the timing of payments received.

We spent $285,000 in the first quarter of 2004 to purchase additional manufacturing and computer equipment, but had no such expenditures in the first quarter of 2005.

We made payments on long-term debt of $135,000 in the first quarter of 2005 and $98,000 in the first quarter of 2004. Net proceeds from the exercise of employee stock options were $56,000 and $685,000 in the first quarters of 2005 and 2004, respectively.

We currently have minor commitments for capital expenditures and no material purchase obligations. We have a software license agreement that has minimum quarterly payments through 2007. Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2004, the last fiscal year-end date, were as follows (in thousands):

	Total	Less Than One Year	1-3 Years	4th Year
Long-term debt obligations	$896	$491	$405	$—
Software licensing	1,500	600	900	—
Operating lease obligations	1,856	384	1,093	379

Total	$4,252	$1,475	$2,398	$379

These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements are our general liquidity position.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”), that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based on historical and prospective evidence, we have concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we have recorded a valuation allowance against our deferred tax asset balance. If we achieve profitable operations in the future, we will reevaluate our deferred tax asset balance and may reduce or eliminate the valuation allowance.

As of December 31, 2004, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2023.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 22%, 28% and 23% of our revenues for the first quarter of 2005, the years 2004 and 2003 and respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	Three Months Ended March 31,
	2005	2004
Increase in revenues resulting from foreign currency fluctuations	$54	$20
Hedging gains	38	10

Net revenue impact	$92	$30

We calculate the “increase in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of APB Opinion No. 43, Chapter 4.” SFAS No. 151 clarifies the language used in APB Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in substantive changes in accounting for these costs, but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this accounting standard on the Company’s consolidated results of operations or financial position; however, the Company expects that it will have a negative effect on its future results of operations.

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

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the three month periods ended March 31, 2005 and 2004, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At March 31, 2005, we had no foreign currency exchange contracts outstanding. During the first quarter of 2005, we recognized $38,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time.

Interest Rate Exposure – Based on our overall interest rate exposure at March 31, 2005, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2005, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of March 31, 2005, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on March 31, 2005 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report.

Changes in Internal Control over Financial Reporting

As of December 31, 2004, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was ineffective as of December 31, 2004. This conclusion was reached based on the identification of material weaknesses described below:

•	Certain tests undertaken in connection with the preparation of our 2004 financial statements indicated that that our product cost estimates had underestimated product purchase and yield cost attributable to third quarter sales and overestimated capitalized overhead and ending inventory cost and, therefore, inventory value. Based on this information, we restated our financial statements for the third quarter of 2004. Other errors in our inventory controls misstated our inventory reserves at December 31, 2004. At the direction of our Chief Executive and Chief Financial Officers, we have changed the procedures by which we estimate inventory value and, accordingly, believe that this material weakness has been remediated.

•	In the first quarter of 2004, we initially recorded revenue from a significant product sale when the product was completed and stored at the customer’s request in our facilities for later shipment at the instruction of the customer. During the course of our year-end audit, we determined that certain terms within the contract did not meet the criteria to recognize revenue due to certain exchange rights and a failure to meet all of the provisions of the SEC’s “bill and hold” revenue recognition guidelines. Based on this conclusion, we restated our financial statements for the first, second and third quarters of 2004. A similar transaction for the same customer was also recorded in the fourth quarter of 2004. At the direction of our Chief Executive and Chief Financial Officers, we have adopted new procedures by which we review and select appropriate revenue recognition policies and, accordingly, we believe we have remediated this material weakness.

•	We identified certain weaknesses related to the closing of our quarterly and annual financial statements and the failure to have identified the material weaknesses described above as a part of the closing process. At the direction of our Chief Executive and Chief Financial Officers, we have adopted, and are beginning to implement, new closing processes, which we believe will remediate the material weakness.

•	In tests of controls related to our Japanese subsidiary, we identified significant deficiencies involving management’s review and approval of transactions and financial results that could adversely affect the subsidiary’s ability to initiate, record, process, or report financial data involving the significant processes of Sales Order To Cash, Procure To Payment, and Treasury and Investments which, when considered with other ineffective controls within the same financial processes, resulted in the conclusion of a material weakness for each significant process as a whole. At the direction of our Chief Executive and Chief Financial Officers, we are developing revised internal control procedures applicable to our Japanese subsidiary and, accordingly, believe that these material weaknesses will be remediated.

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Control

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated May 1, 2005.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: May 10, 2005	/s/ Paul D. Meyer
Paul D. Meyer
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Credit Agreement between Wells Fargo Bank, National Association, and the Registrant dated May 1, 2005

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.