Form 10-Q
period 2005-06-30
INTERLINK ELECTRONICS INC
filed 2005-08-09
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☒     No ☐

Shares of Common Stock Outstanding, at July 26, 2005: 13,720,929

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$15,679	$19,067
Accounts receivable, less allowance for doubtful accounts of $62 and $59 at 2005 and 2004, respectively	8,194	8,060
Inventories	11,451	11,093
Prepaid expenses and other current assets	427	335

Total current assets	35,751	38,555
Property and equipment, net	1,500	1,669
Patents and trademarks, less accumulated amortization of $1,177 and $1,144 at 2005 and 2004, respectively	306	265
Other assets	99	107

Total assets	$37,656	$40,596

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$285	$491
Accounts payable	2,602	4,067
Accrued payroll and related expenses	1,077	1,030
Other accrued expenses	122	101

Total current liabilities	4,086	5,689

Long-term debt, net of current portion	270	405
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,721 and 13,676 shares issued and outstanding at 2005 and 2004, respectively)	47,953	47,833
Due from stockholders	(429)	(429)
Accumulated other comprehensive loss	(447)	(377)
Accumulated deficit	(13,777)	(12,525)

Total stockholders’ equity	33,300	34,502

Total liabilities and stockholders’ equity	$37,656	$40,596

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2005	2004 (1)	2005	2004(1)
Revenues	$10,264	$8,232	$19,532	$16,168
Cost of revenues	6,908	5,049	13,455	9,851

Gross profit	3,356	3,183	6,077	6,317
Operating expenses:
Product development and research	1,180	1,001	2,209	1,906
Selling, general and administrative	2,604	2,049	5,270	4,189

Total operating expenses	3,784	3,050	7,479	6,095

Operating income (loss)	(428)	133	(1,402)	222

Other income (expense):
Interest income (expense), net	103	(15)	175	(31)
Other income (expense)	(17)	8	(25)	34

Total other income (expense)	86	(7)	150	3

Income (loss) before provision for income taxes	(342)	126	(1,252)	225
Provision for income tax expense	—	17	—	17

Net income (loss)	$(342)	$109	$(1,252)	$208

Earnings (loss) per share – basic	$(.02)	$.01	$(.09)	$.02
Earnings (loss) per share – diluted	$(.02)	$01	$(.09)	$.02
Weighted average shares – basic	13,705	11,451	13,699	11,344
Weighted average shares – diluted	13,705	12,981	13,699	12,770

The accompanying notes are an integral part of these consolidated financial statements.

(1)	As restated.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six Month Period Ended June 30,
	2005	2004 (1)
Cash flows from operating activities:
Net income (loss)	$(1,252)	$208
Adjustments to reconcile net income to net cash used in operating activities:
Provision for allowance for doubtful accounts receivable	8	(30)
Provision for excess inventories	(13)	(761)
Depreciation and amortization	260	349
Changes in operating assets and liabilities:
Accounts receivable	(142)	1,240
Prepaid expenses and other current assets	(92)	(255)
Inventories	(345)	(957)
Other assets	8	(239)
Accounts payable	(1,465)	(304)
Accrued payroll and other accrued expenses	68	170

Net cash used in operating activities	(2,965)	(579)

Cash flows from investing activities:
Purchases of property and equipment	(58)	(326)
Costs of patents and trademarks	(74)	(32)

Net cash used in investing activities	(132)	(358)

Cash flows from financing activities:
Principal payments on debt	(341)	(356)
Proceeds from exercise of employee/director stock options	120	1,626
Due from shareholders	—	8

Net cash provided by (used in) financing activities	(221)	1,278

Effect of exchange rate changes on cash and cash equivalents	(70)	8

Increase (decrease) in cash and cash equivalents	(3,388)	349
Cash and cash equivalents:
Beginning of period	19,067	6,061

End of period	$15,679	$6,410

Supplemental disclosures of cash flow information:
Interest paid	$9	$46
Income taxes paid	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

(1)	As restated.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of June 30, 2005, and for the three and six month periods ended June 30, 2005 and 2004, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The interim statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The information as of December 31, 2004 included herein is derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Significant Accounting Policies

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirms pricing through the customer purchase order; and (4) validates creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts. The Company’s accounts receivable are unsecured, and are at risk to the extent such amounts become uncollectible. The Company continually monitors individual account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay.

Reserve for Estimated Product Returns. While not an explicit part of the Company’s terms and conditions of product sales, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its branded business communications market for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate then revenues in the subsequent period will be adversely affected.

Inventory Reserve. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax. As part of the process of preparing the Company’s financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation reserve. To the extent the Company establishes a reserve or increases this reserve in a period, it must include an expense within the tax provision in the statements of operations.

Based on historical and prospective evidence, the Company has concluded that it did not have sufficient evidence to be able to recognize its NOL carryforward benefits as assets and thus it has recorded a valuation allowance against the Company’s deferred tax asset balance. If the Company achieves profitable operations in the future, it will reevaluate its deferred tax asset balance and may reduce or eliminate the valuation allowance.

As of December 31, 2004, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2023.

Foreign Exchange Exposure. The Company has established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 20%, 28% and 23% of its revenues for the first half of 2005 and the years 2004 and 2003, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. The Company uses foreign currency forward contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company’s revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, the Company’s actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company’s Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on the Company’s yen-denominated revenues and the effectiveness of its foreign currency hedging activity (in thousands).

	Six Months Ended June 30,
	2005	2004
Increase (decrease) in revenues resulting from foreign currency fluctuations	$77	$(63)
Hedging gains	38	60

Net revenue impact	$115	$(3)

The Company calculates the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of its yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to the Company’s yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

Stock-based Compensation. The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 1996 Stock Incentive Plan, as amended (the “Plan”). Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company would have recorded stock-based compensation expense as follows (in thousands, except per share information):

	Six Months Ended June 30,
	2005	2004
Net income (loss) – as reported	$(1,252)	$208
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,088)	(739)

Net loss – pro forma	$(2,340)	$(531)

Basic earnings (loss) per share – as reported	$(.09)	$.02
– pro forma	(.17)	(.05)
Diluted earnings (loss) per share – as reported	$(.09)	$.02
– pro forma	(.17)	(.04)

The weighted average fair value at the date of grant for stock options granted during the six months ended June 30, 2005 and 2004 was $2.72 and $5.08 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended June 30,
	2005	2004
Expected life (years)	3	4
Interest rate	3.7%	3.0%
Volatility	61%	69%
Dividend yield	0%	0%

3. Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” issued by the Financial Accounting Standards Board (“FASB”). The computation of earnings per share—basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share—diluted also includes the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using the average market price for the period.

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Month Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004
Weighted average shares outstanding – basic	13,705		11,451	13,699		11,344
Effect of dilutive securities (employee/director stock options)	—	(1)	1,530	—	(1)	1,426

Weighted average shares – diluted	13,705		12,981	13,699		12,770

(1)	Due to the net loss for the three and six month periods ended June 30, 2005, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 3.6 million shares were excluded from the calculations.

4. Line of Credit

The Company has a $3 million bank line of credit which is secured by cash investments at the bank. The line was unused at June 30, 2005 and expires in June of 2007.

5. Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive income (loss) in thousands:

	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance at December 31, 2003	$(391)
Translation adjustment	8	$8
Net income		208

Balance at June 30, 2004	$(383)	$216

Balance at December 31, 2004	$(377)
Translation adjustment	(70)	$(70)
Net loss		(1,252)

Balance at June 30, 2005	$(447)	$(1,322)

6. Segment Information

The Company has four business segments: (i) business communications; (ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates”; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the six months ended June 30, 2005 and 2004 is as follows (in thousands):

Six Months Ended:	Business Communications	Home Entertainment	E-Transactions	Specialty Components	Total
June 30, 2005
Revenue	$9,160	$3,901	$3,356	$3,115	$19,532
Gross profit	2,339	887	1,499	1,352	6,077
June 30, 2004
Revenue	$10,016	$1,223	$2,686	$2,243	$16,168
Gross profit	2,985	536	1,396	1,400	6,317

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the six months ended June 30, 2005 are as follows (in thousands):

	Six Months Ended June 30,
	2005 Long-Lived		2004 Long-Lived
	Revenues	Assets	Revenues	Assets
United States	$7,394	$1,262	$5,249	$1,054
Japan	4,173	552	4,667	617
Asia (other than Japan)	5,189	91	3,504	84
Europe and other	2,776	—	2,748	—

	$19,532	$1,905	$16,168	$1,755

Major Customers—In the first half of 2005, no single customer exceeded 10% of total revenues. In the first half of 2004, one customer accounted for 11% of total revenues. Two customers accounted for 20% and 11% of the accounts receivable at June 30, 2005 and one customer accounted for 19% of the accounts receivable at June 30, 2004.

7. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw material	$5,797	$5,896
Work in process	972	1,828
Finished goods	4,682	3,369

Total inventories	$11,451	$11,093

8. Stock Options

Under the terms of the Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of June 30, 2005, options for 6,872,000 shares of stock have been granted (4,140,000 are outstanding and 2,732,000 have been exercised, forfeited or expired) and there were 378,000 options available for grant.

Activity under the Plan for the first six months of 2005 is summarized as follows (in thousands, except per share information):

	Options	Wgt. avg. Exercise Price
Outstanding - beginning of period	3,563	$6.08
Granted	800	5.89
Exercised	(45)	2.66
Forfeited or expired	(178)	8.46

Outstanding - end of period	4,140	5.97

Exercisable - end of period	2,623	5.30

The following table summarizes information about stock options outstanding under the Plan as of June 30, 2005 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Unexercisable
$ 2.40	391	16	391	0
2.70	42	33	33	9
2.94	461	32	461	0
3.04	50	27	47	3
3.30	10	32	8	2
3.54	4	20	4	0
4.30	14	30	12	2
4.42	279	18	279	0
5.50	13	1	13	0
5.51	80	10	80	0
5.56	7	120	0	7
5.65	15	36	7	8
5.70	500	120	14	486
6.14	20	118	1	19
6.15	259	118	22	237
6.45	464	41	258	206
6.87	677	8	677	0
7.54	31	39	19	12
7.82	13	116	2	11
7.98	7	113	1	6
9.40	761	108	275	486
10.60	42	45	19	23
Total	4,140		2,623	1,517

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); and specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in Business Segment Overview – Three and Six Months ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004.

Cost of revenues includes material, assembly labor in the U.S. and contract labor in China, manufacturing overhead at our U.S. facility and our China logistics center, software licensing and quality assurance costs.

Quarterly Financial Performance

The following table presents certain financial information for each of the following quarters:

Quarter Ended (unaudited)

(in thousands, except per share data)

	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004(1)	Jun. 30, 2004(1)	Mar. 31, 2004(1)	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003
Revenues	$10,264	$9,268	$9,683	$9,556	$8,232	$7,936	$8,716	$7,848	$7,476
Gross profit	$3,356	$2,721	$3,205	$2,337	$3,183	$3,134	$3,339	$3,285	$3,126
Net income (loss)	$(342)	$(910)	$(1,051)	$(1,441)	$109	$99	$407	$238	$181
Earnings (loss) per share – basic	$(0.02)	$(0.07)	$(0.08)	$(0.12)	$0.01	$0.01	$0.04	$0.02	$0.02
Earnings (loss) per share – diluted	$(0.02)	$(0.07)	$(0.08)	$(0.12)	$0.01	$0.01	$0.03	$0.02	$0.02

(1)	As restated.

Quarterly revenues have increased by 37% on a cumulative basis since June 2003. Sequential growth occurred in each quarter except the first quarter of 2004 and the first quarter of 2005. Gross profits have generally trended with revenues except in the third and fourth quarters of 2004 when we experienced higher material costs due to the ramp up of remote control sales for our home entertainment market segment. Earnings generally trended upward in 2003 as a result of growth in revenues and tight cost controls. They have trended down in 2004 and the first half of 2005 despite continued strong revenue growth, primarily as a result of a higher percentage of total revenues being derived from sales of wireless input devices on which we earn lower margins and substantially increased selling, general and administrative expense in the last half of 2004 and the first half of 2005 as we incurred greater corporate governance costs required by new legislation.

On March 9, 2005, we reported the restatement of our financial statements for the first three quarters of 2004. The following table presents certain financial information for each of these quarters as originally stated in our reports on Form 10-Q, the adjustments subsequently made and the information as restated:

	As Originally Reported	Restatement Adjustment	As Restated
	(in thousands, except per share data)
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

The restatements were due to a misinterpretation of the revenue recognition guidelines regarding a “bill and hold” product sale in the first quarter of 2004. The resulting restatements decreased revenues in the first quarter of 2004 by $498,000 and increased revenues by $74,000 and $114,000 in the second and third quarters of 2004, respectively. Gross profit and net income were reduced in the first quarter of 2004 by $218,000 and increased by $33,000 and $50,000 in the second and third quarters of 2004, respectively. Also, in the third quarter of 2004 our product costing system underestimated the ramp up costs and low yields of the start up of our high volume home entertainment remote control business and overstated inventory and the amount of manufacturing overhead allocable to inventory. The resulting restatement increased cost of sales and decreased inventory by $1.2 million in the third quarter of 2004.

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

Business Segment Overview – Three and Six Months Ended June 30, 2005 Compared To Three and Six Months Ended June 30, 2004

Three and six months ended June 30, 2005 and 2004 revenue and gross profit by market segment are shown in the following table:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004(1)		Six Months Ended June 30, 2005		Six Months Ended June 30, 2004(1)
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications:
- Revenue	$4,729	46%	$5,158	63%	$9,160	47%	$10,016	62%
- Gross Profit	1,266		1,534		2,339		2,985
- Gross Profit % of Segment Revenue	27%		30%		26%		30%
Home Entertainment:
- Revenue	$1,762	17%	$731	9%	$3,901	20%	$1,223	7%
- Gross Profit	405		320		887		536
- Gross Profit % of Segment Revenue	23%		44%		23%		44%
E-Transactions:
- Revenue	$1,999	20%	$1,222	15%	$3,356	17%	$2,686	17%
- Gross Profit	897		633		1,499		1,396
- Gross Profit % of Segment Revenue	45%		52%		45%		52%
Specialty Components:
- Revenue	$1,774	17%	$1,121	13%	$3,115	16%	$2,243	14%
- Gross Profit	788		696		1,352		1,400
- Gross Profit % of Segment Revenue	44%		62%		43%		62%
All Segments:
- Revenue	$10,264	100%	$8,232	100%	$19,532	100%	$16,168	100%
- Gross Profit	3,356		3,183		6,077		6,317
- Gross Profit %	33%		39%		31%		39%

(1)	As restated

Business Communications

In our business communications segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors. We also sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors. In the first half of 2005, OEM revenues comprised approximately 62% of business communications revenues as compared to 75% in the same period of 2004.

Overall, business communications revenues for the second quarter and first half of 2005 declined 8% and 9%, respectively, as compared to the same periods of 2004. OEM revenues fell 23% and 24%, respectively, as compared to the second quarter and first half of 2004, due primarily to lower unit sales to existing OEM customers. (OEM average selling prices range from $2-$30.) Revenues from branded products, which had average selling prices of approximately $23-$250, increased 35% and 40%, respectively, from the second quarter and first half of 2004. The branded unit volume increased results from a greater number of products now sold into our reseller customer base.

Business communications gross profit margins for the second quarter and first half of 2005 declined to 27% and 26%, respectively, as compared to 30% in the same periods of 2004 due to the much lower profit margin percentage for OEM products reflected in the 2005 periods.

Home Entertainment

In our home entertainment segment, we sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices (including projectors sold for TV viewing) and FSR sensors to Microsoft for integration into their Xbox game controller. Revenues related to the Xbox program accounted for 21% of our home entertainment revenues in the first half of 2005 as compared to approximately 52% in the first half of 2004.

In the second quarter and first half of 2005, home entertainment revenues increased 141% and 219%, respectively, over the same periods of 2004 due primarily to increased unit sales of remote controls for home entertainment applications.

Home entertainment gross profit margins declined to 23% in the second quarter and first half of 2005 from 44% in the same period of 2004 due to the high mix of lower margin remote controls sold in the 2005 period.

E-Transactions

In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those type of sales.

In the second quarter and first half of 2005, e-transaction revenues increased 64% and 25%, respectively, over the same periods of 2004 due primarily to an increased number of high volume customer projects in the 2005 period.

E-transaction gross profit margin for the second quarter and first half of 2005 declined to 45% from 52% in the same periods of 2004 due to lower pricing associated with higher volume customer projects.

Specialty Components

In our specialty components segment, we sell our MicroNav™ products and custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the second quarter and first half of 2005 increased 58% and 39%, respectively, as compared to the same periods of 2004 due to increased sales of our MicroNav products.

Specialty component gross profit margin declined to 44% and 43%, respectively, in the second quarter and first half of 2005 from 62% in the same periods of 2004 due to a greater mix of relatively lower margin revenues related to our new MicroNav products in the 2005 periods.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the second quarter and first half of 2005, our product development and research costs increased 18% and 16%, respectively, as compared to the same periods of 2004 due to increased product development and engineering support related to the growth in our home entertainment and e-transaction segments. As a percentage of revenues, product development and research costs declined slightly to 11% in the second quarter and first half of 2005 from 12% in the same periods of 2004. We expect product development and research costs to remain at the current percentage of revenues in future periods.

Sales, general and administrative costs (“SG&A”) include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For the second quarter and first half of 2005, SG&A grew 27% and 26%, respectively, over the same periods of 2004 due to higher corporate governance costs and increased sales commissions and general marketing costs commensurate with sales growth. As a percentage of revenues, SG&A remained relatively level at 25% and 27%, respectively, in the second quarter and first half of 2005 compared to 25% and 26%, respectively, in the same periods of 2004. Assuming continued sales growth, we expect SG&A will decline slightly as a percentage of revenues in future quarterly periods.

In summary, our operating results in the second quarter and first half of 2005 were attributable to the following factors:

•	25% and 21% growth in revenues for the second quarter and first half of 2005, respectively, that resulted from growth in our home entertainment, e-transactions and specialty components sectors;

•	decline in gross profits margins to 33% and 31%, respectively, for the second quarter and first half of 2005 related to lower margins associated with our higher volume remote control products; and

•	24% and 23% growth in operating expenses for the second quarter and first half of 2005, respectively, related to the growth in revenues and higher corporate governance costs.

Total other income increased to $86,000 and $150,000, respectively, in the second quarter and first half of 2005 versus a net expense of $7,000 in the second quarter of 2004 and a net other income of $3,000 for the first six months of 2004 due to a greater net cash balance in the 2005 periods.

We have approximately $37 million in net operating loss (“NOL”) carryforwards available for U.S. federal tax purposes. Current accounting standards place significant weight on a history of recent cumulative losses in determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards. Forecasts of future taxable income are not considered sufficient positive evidence to outweigh a history of losses. Therefore, we have maintained the full valuation allowance against our deferred tax assets as of June 30, 2005. The Company’s federal NOL carryforwards are not impacted and can continue to be utilized for up to 19 years.

Liquidity and Capital Resources

Working capital decreased to $31.7 million at June 30, 2005 from $32.9 million at the end of 2004 due primarily to the loss from operations.

Operations used $3.0 million in cash in the first half of 2005 as compared to $579,000 in the same period of 2004. The greater usage of cash is due primarily to higher vendor payments coupled with the loss from operations.

We spent $58,000 in the first half of 2005 to purchase additional manufacturing and computer equipment, compared to $326,000 in the first half of 2004. We also invested $74,000 in new patent and trademark activity in the first half of 2005 as compared to $32,000 in the first half of 2004.

We made payments on long-term debt of $341,000 in the first half of 2005 and $356,000 in the first half of 2004. Net proceeds from the exercise of employee/director stock options were $120,000 and $1.6 million in the first halves of 2005 and 2004, respectively.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of December 31, 2004, we had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2023.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 20%, 28% and 23% of our revenues for the first half of 2005 and the years 2004 and 2003, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	Six Months Ended June 30,
	2005	2004
Increase (decrease) in revenues resulting from foreign currency fluctuations	$77	$(63)
Hedging gains	38	60

Net revenue impact	$115	$(3)

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently assessing the impact of this accounting standard on our consolidated results of operations or financial position; however, we expect that it will have a negative effect on its future results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The adoption of this statement is not expected to have a material impact on our consolidated results or operations or financial position.

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

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. We intend to examine the issue and will provide updates in subsequent periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior periods’ financial statements and also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS No. 154 will not have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Financial Interpretation No. 47 “Accounting for Conditional Asset Retirements Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. Thus, the timing or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the six month periods ended June 30, 2005 and 2004, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At June 30, 2005, we had no foreign currency exchange contracts outstanding. During the first half of 2005, we recognized $38,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding.

Interest Rate Exposure – Based on our overall interest rate exposure at June 30, 2005, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2005, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of June 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on June 30, 2005 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report.

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

•	We identified certain weaknesses related to the closing of our quarterly and annual financial statements and the failure to have identified the material weaknesses described above as a part of the closing process. At the direction of our Chief Executive and Chief Financial Officers, we have adopted new closing processes, and accordingly, we believe we have remediated this material weakness.

•	In tests of controls related to our Japanese subsidiary, we identified significant deficiencies involving management’s review and approval of transactions and financial results that could adversely affect the subsidiary’s ability to initiate, record, process, or report financial data involving the significant processes of Sales Order To Cash, Procure To Payment, and Treasury and Investments which, when considered with other ineffective controls within the same financial processes, resulted in the conclusion of a material weakness for each significant process as a whole. At the direction of our Chief Executive and Chief Financial Officers, we are developing revised internal control procedures applicable to our Japanese subsidiary and, accordingly, believe that these material weaknesses will be remediated.

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

On June 8, 2005 at our Annual Meeting of Stockholders, the holders of our outstanding common stock took the actions described below. At April 18, 2005, the record date, 13,699,146 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

1.	By the votes indicated below, the stockholders re-elected Messrs. George Gu and E. Michael Thoben, III to the Company’s Board of Directors to serve for a three-year term:

For George Gu

For	Withheld
12,051,005	799,355

For E. Michael Thoben, III

For	Withheld
12,070,196	780,164

Other directors whose term of office as director continued after the meeting were John Buckett, II, Eugene F. Hovanec and Merritt M. Lutz.

2.	By the vote indicated below, the stockholders approved the proposed amendments to the Company’s 1996 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
3,092,945	2,532,131	9,182	7,216,102

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: August 9, 2005	/s/ Paul D. Meyer
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