Form 10-Q
period 2005-09-30
INTERLINK ELECTRONICS INC
filed 2006-07-24
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                 ----    -----

                           Commission File No. 0-21858

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               77-0056625
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

             546 Flynn Road
         Camarillo, California                                    93012
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

                              Yes [_]    No [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [X]   Non-accelerated filer [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes [_]    No [X]

Shares of Common Stock Outstanding, at June 30, 2006: 13,774,126

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                       September   December
                                                                       30, 2005    31,2004(1)
                                                                       --------    --------
ASSETS
Current assets:
   Cash and cash equivalents .......................................   $  5,167    $  6,067
   Short-term investments, available for sale ......................     10,000      13,000
   Accounts receivable, less allowance for doubtful accounts and
     product returns of $113 and $198 at 2005 and 2004, respectively      9,850       8,249
   Inventories, net of reserves of $2,476 and $412 at 2005 and
     2004, respectively (see Note 1) ...............................      8,350      10,256
   Prepaid expenses and other current assets .......................        243         335
                                                                       --------    --------

     Total current assets ..........................................     33,610      37,907

Property and equipment, net ........................................      1,017       1,669
Patents and trademarks, less accumulated amortization
   of $1,197 and $1,144 at 2005 and 2004, respectively .............        327         265
Other assets .......................................................         75         107
                                                                       --------    --------

Total assets .......................................................   $ 35,029    $ 39,948
                                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ............................   $    244    $    491
   Accounts payable ................................................      4,507       5,641
   Accrued payroll and related expenses ............................      1,175       1,031
   Deferred revenue ................................................        879         188
    Other accrued expenses .........................................        685         101
                                                                       --------    --------
     Total current liabilities .....................................      7,490       7,452
                                                                       --------    --------

Long-term debt, net of current portion .............................        241         405
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $5.00 par value (100 shares authorized,
      none issued and outstanding) .................................       --          --
  Common stock, $0.00001 par value (50,000 shares authorized,
      13,754 and 13,676 shares issued and outstanding at
      2005 and 2004, respectively) .................................     50,738      50,413
Due from stockholders ..............................................       (429)       (429)
Accumulated other comprehensive loss ...............................       (446)       (377)
Accumulated deficit ................................................    (22,565)    (17,516)
                                                                      --------    --------

     Total stockholders' equity ....................................     27,298      32,091
                                                                       --------    --------

Total liabilities and stockholders' equity .........................   $ 35,029    $ 39,948
                                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


----------
(1)      As restated. See Note 1 to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTH PERIOD       NINE MONTH PERIOD
                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             --------------------    --------------------
                                               2005       2004(1)      2005       2004(1)
                                             --------    --------    --------    --------
Revenues .................................   $ 10,223    $  9,556    $ 29,756    $ 25,724
Cost of revenues .........................      8,931       7,468      23,389      17,319
                                             --------    --------    --------    --------
Gross profit .............................      1,292       2,088       6,367       8,405

Operating expenses:
   Product development and research ......      1,128       1,169       3,337       3,075
   Selling, general and administrative ...      2,930       2,610       8,307       7,020
                                             --------    --------    --------    --------
     Total operating expenses ............      4,058       3,779      11,644      10,095
                                             --------    --------    --------    --------

Operating loss ...........................     (2,766)     (1,691)     (5,277)     (1,690)
                                             --------    --------    --------    --------

Other income (expense):
   Interest income (expense), net ........        106          (6)        296         (37)
   Other income (expense) ................        (29)         (9)        (67)         25
                                             --------    --------    --------    --------
     Total other income (expense) ........         77         (15)        229         (12)
                                             --------    --------    --------    --------

Loss before provision (benefit) for
   income taxes ..........................     (2,689)     (1,706)     (5,048)     (1,702)

Provision (benefit) for income tax expense       --           (16)       --             1
                                             --------    --------    --------    --------

Net loss .................................   $ (2,689)   $ (1,690)   $ (5,048)   $ (1,703)
                                             ========    ========    ========    ========

Loss per share - basic ...................   $  (0.20)   $  (0.15)   $  (0.37)   $  (0.15)
                                             ========    ========    ========    ========
Loss per share - diluted .................   $  (0.20)   $  (0.15)   $  (0.37)   $  (0.15)
                                             ========    ========    ========    ========

Weighted average shares - basic ..........     13,734      11,622      13,710      11,436
                                             ========    ========    ========    ========
Weighted average shares - diluted ........     13,734      11,622      13,710      11,436
                                             ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

----------
(1)      As restated. See Note 1 to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                             Nine Month Period
                                                            Ended September 30,
                                                           --------------------
                                                             2005       2004(1)
                                                           --------    --------
Cash flows from operating activities:
     Net loss ..........................................   $ (5,048)   $ (1,703)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Provision for (recovery of) allowance for
            doubtful accounts receivable ...............         54         (30)
         Increase in reserves for excess inventories ...      2,310         345
         Stock-based compensation ......................        106         220
         Depreciation and amortization .................        858         417
         Changes in operating assets and liabilities:
           Accounts receivable .........................     (1,655)        215
           Prepaid expenses and other current assets ...         92          42
           Inventories .................................       (405)     (2,207)
           Other assets ................................         32         (74)
           Accounts payable ............................     (1,135)      1,381
           Deferred revenue ............................        690          49
           Accrued payroll and other accrued expenses ..        728         230
                                                           --------    --------
              Net cash used in operating activities ....     (3,373)     (1,115)
                                                           --------    --------

Cash flows from investing activities:
     Sales (purchase) of marketable securities .........      3,000     (11,001)
     Purchases of property and equipment ...............       (152)       (405)
     Costs of patents and trademarks ...................       (114)        (93)
                                                           --------    --------
              Net cash used in investing activities ....      2,734     (11,499)
                                                           --------    --------

Cash flows from financing activities:
     Net proceeds from public stock offering ...........       --        13,168
     Principal payments on debt ........................       (411)       (451)
     Proceeds from exercise of employee/director
       stock options ...................................        220       1,811
     Due from shareholders .............................       --            86
                                                           --------    --------
              Net cash provided by (used in)
                financing activities ...................       (191)     14,614
                                                           --------    --------

Effect of exchange rate changes on cash and cash
     equivalents .......................................        (70)        (28)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......       (900)      1,972

Cash and cash equivalents:
     Beginning of period ...............................      6,067       4,062
                                                           --------    --------
     End of period .....................................   $  5,167    $  6,034
                                                           ========    ========

Supplemental disclosures of cash flow information:
     Interest paid .....................................   $     17    $     64
                                                           ========    ========
     Income taxes paid .................................   $      1    $      1
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


----------
(1)      As restated. See Note 1 to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1.       BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

         The financial information as of September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         On November 2, 2005, the Company announced that it intended to restate its financial results for the years ended December 31, 2003 and December 31, 2004 and the first two quarters of 2005 to reflect a matter that the Company identified in a recent reconciliation of accounts with a key vendor in China, a second matter related to double-counting of inventory, a third matter relating to unrecorded licensing costs and a fourth matter relating to a balance sheet reclassification for certain cash prepayments.
 The first matter relates to a net write-off of $1.1 million of certain receivables primarily originating in the fourth quarter of 2003, with $167,000 of that amount originating in the fourth quarter of 2002, due from a key vendor in China and the recording of $1.0 million in payables due to that same vendor that were not properly recorded in the Company's accounting system for the third and fourth quarters of 2004 and the first and second quarters of 2005 in the amounts of $249,000, $224,000, $205,000 and $331,000, respectively. The second matter relates to the understatement of cost of sales in the second quarter of 2005 of $372,000 as a result of certain inventory components being double-counted and thus overstated in inventory as of June 30, 2005. The third matter relates to an understatement of cost of sales in the first and second quarters of 2005 of $51,000 and $565,000, respectively, as a result of certain licensing charges that were not properly recorded in cost of sales and inventory. The fourth matter relates to a balance sheet reclassification of $1.3 million in cash payments made by a customer during the second and fourth quarters of 2004 as well as the first and second quarters of 2005 in advance of future shipments of product. These payments were incorrectly applied against accounts receivable rather than recorded as deferred revenue. The cash prepayments have been properly reclassified to deferred revenue.

         On March 30, 2006, the Company announced that it had discovered two additional discrepancies in its historical financial statements. The first matter relates to accounting for stock options of terminated employees and resulted in an unrecorded, non-cash expense of $2.4 million in 2001, $220,000 in 2004 and $108,000 in 2005, $106,000 of which was in the first nine months of 2005. The second matter relates to overstated valuation of certain inventory in transit between the parent company and its Hong Kong subsidiary as of December 31, 2004. This matter resulted in the understatement of cost of sales of $837,000 in 2004, none of which was in the first nine months of 2004, and an overstatement of cost of sales of $748,000 in 2005, $441,000 of which was in the first nine months of 2005, for a net increase in cost of sales of $89,000.

         In November 2005, the Company's audit committee began an internal investigation into the matters disclosed in the November 2, 2005 announcement. In connection with the restatement issues identified in November the audit committee hired outside legal counsel to conduct an internal investigation. They in turn retained the services of an independent accounting firm to assist with various forensic accounting and electronic procedures performed in the course of the investigation.

         For the items discovered subsequent to the November 2005 announcement, the Committee, seeing no evidence suggesting the involvement of any current employees, instructed senior company management and outside legal counsel to conduct investigations into these matters.

         Based on the findings of the independent and company investigations, as well as senior management's evaluation of the effectiveness of the design and operation of the company's controls and procedures, the Committee determined that inadequate internal controls contributed to the restatement issues. The primary control deficiencies are identified on pages 27 to 29 of this Form 10-Q.

         The information included herein reflects the restatements discussed above and should be read in conjunction with the consolidated financial statements and the related notes, as restated, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005, which is being filed concurrently with this Report.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirms pricing through the customer purchase order; and (4) validates creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of revenues for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company's accounts receivable are unsecured, and are at risk to the extent such amounts become uncollectible. The Company continually monitors individual account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer's ability to pay.

         RESERVE FOR ESTIMATED PRODUCT RETURNS. While not an explicit part of the Company's terms and conditions of product sales except for some customers, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its branded business communications market for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product "sell-through" statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management's estimate then revenues in the subsequent period will be adversely affected.

         INVENTORY RESERVE. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the Business Communications-OEM segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. The reserve is discussed in detail in the BUSINESS SEGMENT OVERVIEW under Business Communications.

         PROVISION FOR INCOME TAX. As part of the process of preparing the Company's financial statements, as required by Statement of Financial Accounting Standards ("SFAS") No. 109, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation reserve. To the extent the Company establishes a reserve or increases this reserve in a period, it must include an expense within the tax provision in the statements of operations.

         Significant management judgment is required in determining the Company's provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against the Company's net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

         Based on historical and prospective evidence, the Company has concluded that it did not have sufficient evidence to be able to recognize any of its net tax assets, primarily its net operating loss (NOL) carryforward benefits as assets and thus it has recorded a 100% valuation allowance against the Company's net deferred tax asset balance. If the Company achieves profitable operations in the future, it will reevaluate its deferred tax asset balance and may reduce or eliminate the valuation allowance.

         As of December 31, 2004, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2024.

         FOREIGN EXCHANGE EXPOSURE. The Company has established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 21%, 28% and 23% of the Company's revenues for the first nine months of 2005 and the years 2004 and 2003, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company's revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, the Company's actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company's Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The  following  table   illustrates  the  impact  of  foreign  currency
fluctuations on the Company's yen-denominated revenues and the effectiveness of its foreign currency hedging activity (in thousands).

                                                               Nine Months
                                                            Ended September 30,
                                                             ----------------
                                                             2005        2004
                                                             -----      -----
Increase (decrease) in revenues resulting from
    foreign currency fluctuations .......................    $ 118      $(116)
Hedging gains ...........................................       39        127
                                                             -----      -----
        Net revenue impact ..............................    $ 157      $  11
                                                             =====      =====

         The Company calculates the "increase (decrease) in revenues resulting from foreign currency fluctuations" by calculating the U.S. dollar equivalent of its yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to the Company's yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

         STOCK-BASED COMPENSATION. The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1996 Stock Incentive Plan, as amended (the "Plan"). Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123R, "Accounting for Stock-Based Compensation," the Company would have recorded stock-based compensation expense as follows (in thousands, except per share information):

                                                             Nine Months
                                                         Ended September 30,
                                                         ------------------
                                                           2005      2004(1)
                                                         -------    -------
Net loss - as reported.................................  $(5,048)   $(1,703)
Stock-based compensation expense included in
   reported net loss, net of related tax effects.......      106        220
Total stock-based compensation expense determined under
   net of related tax fair value based method
   for all awards, effects.............................   (2,373)    (1,914)
                                                         -------    -------
                  Net loss - pro forma.................  $(7,315)   $(3,397)
                                                         =======    =======
  Basic and diluted loss per share - as reported.......  $ (0.37)   $ (0.15)
                  - pro forma .........................    (0.53)     (0.30)

(1)      As restated. See Note 1.

         The weighted average fair value at the date of grant for stock options granted during the nine months ended September 30, 2005 and 2004 was $4.21 and $5.08 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:
                                              Nine Months
                                                 Ended
                                             September 30,
                                             -------------
                                              2005    2004
                                             -----   -----
                      Expected life (years)     3      4
                      Interest rate .......   3.4%   3.0%
                      Volatility ..........   114%    69%
                      Dividend yield ......     0%     0%

3.       EARNINGS PER SHARE

         For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," issued by the Financial Accounting Standards Board ("FASB"). The computation of earnings per share--basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share--diluted also include the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

         Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using the average market price for the period.

         The  following  table  contains  information   necessary  to  calculate
earnings per share (in thousands):

                                                Three Month       Nine Months
                                                   Ended             Ended
                                               September 30,     September 30,
                                              ---------------   ---------------
                                               2005     2004     2005     2004
                                              ------   ------   ------   ------
Weighted average shares outstanding - basic   13,734   11,622   13,710   11,436
Effect of dilutive securities
  (employee/director stock options) ........    --(1)    --(1)    --(1)    --(1)
                                              ------   ------   ------   ------
Weighted average shares - diluted ..........  13,734   11,622   13,710   11,436
                                              ======   ======   ======   ======

(1) Due to the net loss for the three and nine month periods ended September 30, 2005 and 2004 respectively, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 4.1 million and 3.6 million shares for 2005 and 2004, respectively, were excluded from the calculations.

4.       LINE OF CREDIT

         At September 30, 2005, the Company had a $3.0 million bank line of credit which was secured by cash investments at the bank. The line was unused at September 30, 2005. In May 2006, the Company terminated the line of credit.

5.       COMMITMENTS AND CONTINGENCIES

         LEGAL MATTERS - On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company's results of operations and financial condition. The complaint includes claims under the Securities Act and Exchange Act and seeks unspecified damages and legal expenses.

         To date, the Court has not certified a class, and the litigation remains in its early stages.

         On January 24, 2006, a shareholder's derivative action was filed against two of the Company's current and former officers and the members of its Board of Directors in the Central District of California. The derivative complaint contains the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that the Company is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

         In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee by Dorsey & Whitney, LLP. Dorsey & Whitney retained the services of PricewaterhouseCoopers LLP with respect to various forensic accounting and electronic procedures performed in the course of the investigation. Related to this internal investigation, the Company has recorded approximately $147,000 in expense for 2005 and $690,000 in expense for 2006 to date for amounts not covered by insurance.

         In connection with the class action proceeding, the Company has recorded approximately $127,000 in expense for 2006 to date for amounts not covered by insurance.

         Other than the amounts described above, the Company cannot estimate the possible loss or range of loss, if any, associated with the resolution of the class action and derivative proceedings. While it intends to vigorously defend against these allegations, the Company cannot predict the final disposition of these matters or whether the Company will be liable for amounts not covered by insurance. There is no assurance, however, that the ultimate resolution of these matters will not result in a material adverse effect on the Company's business, financial condition or results of operations.

In addition to the matters identified above, from time to time, the Company is involved in various legal actions that arise in the ordinary course of business.

6.       COMPREHENSIVE INCOME (LOSS)

         The   following   table   provides  the  data   required  to  calculate
comprehensive loss in thousands:

                                                   Accumulated
                                                      Other
                                                  Comprehensive    Comprehensive
                                                      Loss               Loss
                                                    ----------       ----------
Balance at December 31, 2003 ..............         $     (391)
Translation adjustment ....................                (28)      $      (28)
Net loss (1) ..............................             (1,703)
                                                    ----------       ----------

Balance at September 30, 2004 .............         $     (419)      $   (1,731)
                                                    ==========       ==========

Balance at December 31, 2004 ..............         $     (377)

Translation adjustment ....................                (70)      $      (70)
Net loss ..................................                              (5,048)
                                                    ----------       ----------

Balance at September 30, 2005 .............         $     (447)      $   (5,118)
                                                    ==========       ==========

(1)      As restated. See Note 1.

7.       SEGMENT INFORMATION

         The Company has four business  segments:  (i) business  communications;
(ii) home entertainment; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Application of Critical Accounting Policies and Estimates"; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the nine months ended September 30, 2005 and 2004 is as follows (in thousands):

                                    BUSINESS           HOME              E-           SPECIALTY
                                 COMMUNICATIONS   ENTERTAINMENT     TRANSACTIONS      COMPONENTS          TOTAL
                                 --------------   --------------   --------------   --------------   --------------
NINE MONTHS ENDED:
September 30, 2005
   Revenue ....................  $       14,390   $        4,630   $        6,480   $        4,256   $       29,756
   Gross profit ...............           1,407              821            2,180            1,959            6,367
September 30, 2004(1)
   Revenue ....................  $       15,399   $        2,650   $        4,008   $        3,667   $       25,724
   Gross profit ...............           4,495             (600)           2,205            2,305            8,405

(1)      As restated. See Note 1

         The Business Communications business segment consists of branded and OEM products. Beginning in the fourth quarter of 2005, the Company will combine its Business Communications OEM and Home Entertainment segments. As a result, the Business Communications segment will consist of Branded products only.

         GEOGRAPHIC INFORMATION--The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company's revenues and long-lived assets by geographic area for the nine months ended and as of September 30, 2005 are as follows (in thousands):

                                           NINE MONTHS ENDED AND AS OF
                                                   SEPTEMBER 30,
                                 -----------------------------------------------
                                          2005                      2004
                                 ---------------------     ---------------------
                                                LONG                      LONG
                                               LIVED                     LIVED
                                 REVENUES      ASSETS      REVENUES      ASSETS
                                 --------     --------     --------     --------
United States ..............     $ 12,381     $  1,158     $  8,925     $    869
Japan ......................        6,302          125        7,676          584
Asia (other than Japan) ....        7,333           61        5,278           75
Europe and other ...........        3,740         --          3,845         --
                                 --------     --------     --------     --------
                                 $ 29,756     $  1,344     $ 25,724     $  1,528
                                 ========     ========     ========     ========

         MAJOR CUSTOMERS-- In the first nine months of 2005 and 2004, no single customer exceeded 10% of total revenues. Two customers accounted for 19% and 10% of the accounts receivable at September 30, 2005 and one customer accounted for 16% of the accounts receivable at September 30, 2004.

8.       INVENTORIES

         Net inventories consisted of the following (in thousands):

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2005              2004(1)
                                                  ----------         ----------
Raw material ...........................          $    4,332         $    5,217
Work in process ........................               1,695              1,908
Finished goods .........................               4,799              3,543
 Reserve for excess and
  obsolete inventory ...................              (2,476)              (412)
                                                  ----------         ----------
Total inventories ......................          $    8,350         $   10,256
                                                  ==========         ==========

(1)      As restated. See Note 1.

9.       STOCK OPTIONS

         Under the terms of the Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of September 30, 2005, options for 6,827,000 shares of stock have been granted (4,062,000 are outstanding and 2,765,000 have been exercised, forfeited or expired) and there were 423,000 options available for grant.

         In 2006, the Company determined it had improperly accounted for stock option exercises of certain terminated employees during 2001 through 2005. When the Company was in an internally defined blackout period, it allowed terminated employees to extend their stock option exercise privileges beyond the Plan's stated 30 days. The Company evaluated all stock options that have been exercised from 2001 through 2005 and determined who exercised stock options beyond the 30-day period as specified in the Plan. It was determined that the termination date constituted a re-measurement date, as defined under stock option accounting rules which require a revaluation of any stock options that were given this benefit.

         The amount of expense related to certain stock options exercised after the 30-day period was $2,400,000 in 2001, $220,000 in 2004 and $106,000 for the
nine months ended September 30, 2005. These amounts are reflected in our financial statements in the appropriate periods.

         Activity under the Plan for the first nine months of 2005 is summarized as follows (in thousands, except per share information):

                                                                       Wgt. Avg.
                                                                       Exercise
                                                       Options           Price
                                                       --------        --------
Outstanding - beginning of period ................        3,563        $   6.08
Granted ..........................................          812            5.89
Exercised ........................................          (78)           2.81
Forfeited or expired .............................         (235)           8.26
                                                       --------
Outstanding - end of period ......................        4,062            5.98
                                                       ========
Exercisable - end of period ......................        2,739            5.43
                                                       ========

         The  following  table  summarizes   information   about  stock  options
outstanding under the Plan as of September 30, 2005 (in thousands, except contractual life and exercise price per share information):


                               Months
                             Remaining
Exercise          # of           On
Price Per       Options     Contractual     Options          Options
Share         Outstanding       Life      Exercisable    Un-exercisable
------------- ------------- ------------- ------------- ------------------
       $2.40           382            13           382                  0
------------- ------------- ------------- ------------- ------------------
        2.70            42            30            36                  6
------------- ------------- ------------- ------------- ------------------
        2.94           454            29           454                  0
------------- ------------- ------------- ------------- ------------------
        3.04            39            24            39                  0
------------- ------------- ------------- ------------- ------------------
        3.30             5            29             4                  1
------------- ------------- ------------- ------------- ------------------
        3.54             3            17             3                  0
------------- ------------- ------------- ------------- ------------------
        4.30            14            27            13                  1
------------- ------------- ------------- ------------- ------------------
        4.42           276            15           276                  0
------------- ------------- ------------- ------------- ------------------
        5.49            12           119             1                 11
------------- ------------- ------------- ------------- ------------------
        5.50            13             1            13                  0
------------- ------------- ------------- ------------- ------------------
        5.51            80             7            80                  0
------------- ------------- ------------- ------------- ------------------
        5.56             7           117             1                  6
------------- ------------- ------------- ------------- ------------------
        5.65            15            33             8                  7
------------- ------------- ------------- ------------- ------------------
        5.70           500           117            56                444
------------- ------------- ------------- ------------- ------------------
        6.14            18           115             3                 15
------------ ------------- ------------- ------------- ------------------
        6.15           252           115            42                210
------------- ------------- ------------- ------------- ------------------
        6.45           462            38           295                167
------------- ------------- ------------- ------------- ------------------
        6.87           659             5           659                  0
------------- ------------- ------------- ------------- ------------------
        7.54            31            36            21                 10
------------- ------------- ------------- ------------- ------------------
        7.82            13           113             3                 10
------------- ------------- ------------- ------------- ------------------
        7.98             5           110             2                  3
------------- ------------- ------------- ------------- ------------------
        9.40           742           105           328                414
------------- ------------- ------------- ------------- ------------------
       10.60            38            42            20                 18
------------- ------------- ------------- ------------- ------------------
       Total         4,062                       2,739              1,323
------------- ------------- ------------- ------------- ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We develop, manufacture, market and sell intuitive interface devices and components for a variety of business and home applications. We generate revenues from the sale of our hardware products, such as force sensing resistor ("FSR") sensors, FSR-based subassemblies and complete advanced input device products. To a lesser extent, we derive revenue from the sale of software combined with our hardware. Depending on the application, this software may be internally developed or purchased from software partners.
         We record our revenue in four different market segments: business communications (wireless intuitive input device products addressing the presentation market); home entertainment (wireless intuitive input device and sensor products addressing the advanced TV viewing and home video game markets); e-transactions (input devices for the electronic signature markets); and specialty components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our business communications market as a separate market since 1994, our e-transactions market since 1999 and our home entertainment market since 2000. The relative revenue and gross profit contributions of each of these segments is provided below in BUSINESS SEGMENT OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

         Our business communications business segment is divided into two sub segments - the Business Communication OEM segment and the Branded segment. Effective October 1, 2005, the Company will combine its Home Entertainment and Business Communications OEM business segments. This new segment will be called the OEM Remote Controls business segment. The Company will begin reporting for this segment beginning with the results of operations for the fourth quarter of 2005 and thereafter.

                         QUARTERLY FINANCIAL PERFORMANCE
         The following table presents certain financial information for each of the following quarters:

                            QUARTER ENDED (UNAUDITED)
                      (in thousands, except per share data)

                    SEP.      JUN.       MAR.      DEC.      SEP.      JUN.      MAR.      DEC.     SEP.
                    30,       30,        31,        31,       30,       30,       31,       31,      30,
                   2005      2005(1)    2005(1)  2004(1)    2004(1)   2004(1)   2004(1)   2003(1)   2003
---------------- --------- ---------- --------- --------- --------- --------- ---------- -------- --------
   Revenues      $10,223    $10,263    $ 9,269    $ 9,682   $ 9,556   $ 8,232    $ 7,936  $ 8,716  $ 7,848
---------------- --------- ---------- --------- --------- --------- --------- ---------- -------- --------
 Gross profit     $1,292    $ 1,819    $ 3,256    $ 2,190   $ 2,088   $ 3,183    $ 3,134  $ 2,025  $ 3,285
---------------- --------- ---------- --------- --------- --------- --------- ---------- -------- --------
  Net income
    (loss)       $(2,689)  $ (1,961)   $  (398)   $(2,067)  $(1,690)  $   (78)   $    66  $  (907) $   238
---------------- --------- ---------- --------- --------- --------- --------- ---------- -------- --------
   Earnings
  (loss) per     $ (0.20)  $  (0.14)   $ (0.03)   $ (0.15)  $ (0.15)  $ (0.01)   $  0.01  $ (0.08) $  0.02
 share - basic
---------------- --------- ---------- --------- --------- --------- --------- ---------- -------- --------
   Earnings
  (loss) per     $ (0.20)  $  (0.14)   $ (0.03)   $ (0.15)  $ (0.15)  $ (0.01)   $  0.01  $ (0.08)   $0.02
share - diluted
---------------- --------- ---------- --------- --------- --------- --------- ---------- -------- --------

(1)      As restated. See Note 1 to the consolidated financial statements.

         Quarterly revenues have increased by 30% on a cumulative basis since the third quarter of 2003. Revenues have grown relatively constantly over the past nine quarters, with a decline in sequential revenues occurring in the first quarter of 2004 and the first and third quarters of 2005. Earnings have fluctuated over the previous nine quarters with losses being incurred over the previous five quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, increases in operating costs, inventory reserve adjustments and increased compliance and regulatory costs.

         On March 9, 2005, we reported the restatement of our financial statements for the first three quarters of 2004. The restatements were due to a misinterpretation of the revenue recognition guidelines regarding a "bill and hold" product sale in the first quarter of 2004. The resulting restatements decreased revenues in the first quarter of 2004 by $498,000 and increased revenues by $74,000 and $114,000 in the second and third quarters of 2004, respectively. Gross profit and net income were reduced in the first quarter of 2004 by $218,000 and increased by $33,000 and $50,000 in the second and third quarters of 2004, respectively. Also, in the third quarter of 2004, our product costing system underestimated the initial costs and low yields of starting up our high volume home entertainment remote control business and overstated inventory and the amount of manufacturing overhead allocable to inventory. The resulting restatement increased cost of sales and decreased inventory by $1.2 million in the third quarter of 2004.

         On November 2, 2005, we reported our intention to make additional restatements to our financial information for the years ended December 31, 2003 and December 31, 2004 and the first two quarters of 2005. The additional restatements reflect adjustments to correctly account for the following four items:

         o The first item involves a key vendor in China and was identified in a recent reconciliation of accounts with that vendor. This matter relates to a net write-off of $1.1 million of certain receivables primarily originating in the fourth quarter of 2003, with $167,000 of that amount originating in the fourth quarter of 2002, due from the vendor and the recording of $1.0 million in payables due to that same vendor that were not properly recorded in the Company's accounting system for the third and fourth quarters of 2004 and the first and second quarters of 2005.

         o The second item relates to the understatement of cost of sales in the second quarter of 2005 of $372,000 as a result of certain inventory components being double-counted and thus overstated in inventory as of June 30, 2005.

         o The third item relates to the understatement of cost of sales in the first and second quarters of 2005 totaling $616,000 as a result of certain licensing charges that were not properly recorded in cost of sales and inventory.

         o The fourth item relates to a balance sheet reclassification of $1.3 million in cash payments made by a customer during the second and fourth quarters of 2004 as well as the first and second quarters of 2005 in advance of future shipments of product. These payments were incorrectly applied against accounts receivable rather than recorded as deferred revenue. The cash prepayments have been properly reclassified to deferred revenue.

         These additional restatements reduced stockholders' equity by an aggregate $2.9 million and affected prior periods as follows:

         o Gross profit and net income for the fourth quarter of 2003 were each reduced by $1.3 million, to a gross profit of $11.4 million and net loss of $248,000.

         o For the third quarter of 2004, gross profit was reduced by $249,000 to $2.1 million and our net loss increased by $249,000 to $1.7 million.

         o For the fourth quarter of 2004, gross profit was reduced by $178,000 to $3.0 million and our net loss increased by $178,000 to $1.2 million.

         o For the first quarter of 2005, gross profit was reduced by $238,000 to $2.5 million and our net loss increased by $238,000 to $1.1 million.

         o For the second quarter of 2005, gross profit was reduced by $945,000 to $2.4 million and our net loss increased by $945,000 to $1.3 million.

         On  March  30,  2006,  we  reported  the  discovery  of two  additional discrepancies to the Company's historical financial statements. The discrepancies affect financial information for the years ended December 31, 2001, December 31, 2004 and December 31, 2005. These additional restatements reflect adjustments to correctly account for the following two items:

         o The first item was discovered during the 2005 year-end audit process and involves accounting for stock options exercised by terminated employees whose termination coincided with a black out period. The Company extended the terminated employees' time to exercise stock options to 30 days after the black out period as opposed to 30 days after termination as stated in the terms of the Company's stock option plan. This treatment results in a re-measurement date as defined under stock option accounting rules, which require a revaluation of any stock options that were given this benefit. The extension of time to exercise resulted in additional non-cash expense of $2.4 million for 2001, $220,000 for 2004 and $108,000 for 2005,
                  $106,000 of which was in the first nine months of 2005, that due to an error were not recorded in the Company's accounting system.

         o The second item relates to an error resulting in the understatement of cost of sales of $837,000 in 2004, none of which was in the first nine months of 2004, and the overstatement of cost of sales of $748,000 in 2005, $441,000 of which was in the first nine months of 2005, as a result of certain inventory in transit from the parent company to its Hong Kong subsidiary being overvalued at December 31, 2004.

         These additional restatements reduced stockholders' equity by an aggregate $2.8 million and affected prior periods as follows:

         o Our net loss for 2001 increased by $2.4 million, to a net loss of $4.4 million.

         o Gross profit for 2004 was reduced by $837,000 to a gross profit of $10.6 million and our net loss for 2004 increased by $1 million, to a net loss of $3.8 million. There was no effect on the first nine months of 2004.

         o For the first nine months of 2005, gross profit was increased by $441,000 to a gross profit of $6.4 million and our net loss decreased by $335,000 to a net loss of $5.0 million. Gross profit for the year ended December 31, 2005 was increased by $748,000 to a gross profit of $8.1 million and our net loss decreased by $640,000 to a net loss of $8.3 million.

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

         Our quarterly results are often affected by volatility in orders for a particular product. For example, sales of remote controls constitute a significant source of revenue, but are substantially dependent on advanced TV sales that we cannot control or accurately forecast. Similarly, sales to large institutions of our e-transactions products typically come in relatively large orders that can be one-time events or can occur at widely-dispersed intervals.

         Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in Part II below.

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

BUSINESS SEGMENT OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

         For the three and nine months ended September 30, 2005 and 2004, revenue and gross profit by market segment are shown in the following table:

                               Three Months              Three Months          Nine Months          Nine Months
                              Ended Sept. 30,           Ended Sept. 30,       Ended Sept. 30,      Ended Sept. 30,
                                  2005                      2004(1)                2005                2004 (1)
                          ------------------------ ---------------------- --------------------- --------------------
                                        PERCENT                 PERCENT               PERCENT              PERCENT
             T                          OF TOTAL                OF TOTAL              OF TOTAL             OF TOTAL
MARKET SEGMENT              $000'S       SALES       $000'S      SALES      $000'S     SALES     $000'S     SALES
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
Business Communications:
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Revenue                    $5,229        51%        $5,679       59%      $14,390     48%      $15,399     60%
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit                (978)                    1,537                  1,407                4,495
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit % of           (19)%                      27%                    10%                  29%
   Segment Revenue
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
Home Entertainment:
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Revenue                      $728         7%        $1,427       15%       $4,630     16%       $2,650     10%
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit                   70                    (821)                    821                (600)
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit % of             10%                    (58)%                    18%                (23)%
   Segment Revenue
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
E-Transactions:
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Revenue                    $3,124        31%        $1,069       11%       $6,480     22%       $4,008     16%
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit                1,688                      501                  2,180                2,205
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit % of             54%                      47%                    34%                  55%
   Segment Revenue
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
Specialty Components:
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
-Revenue                     $1,142        11%        $1,381       15%       $4,256     14%       $3,667     14%
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
-Gross Profit                   512                      871                  1,959                2,305
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
-Gross Profit % of              45%                      63%                    46%                  63%
Segment Revenue
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
All Segments:
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Revenue                   $10,223       100%        $9,556      100%      $29,756    100%      $25,724    100%
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit                1,292                    2,088                  6,367                8,405
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------
- Gross Profit %                13%                      22%                    21%                  33%
------------------------- ---------- ------------- ---------- ----------- ---------- ---------- --------- ----------

----------
(1)      As restated. See Note 1 to the consolidated financial statements.

BUSINESS COMMUNICATIONS

         In  our  business  communications  segment,  we  sell  wireless  remote
controls  on  an  OEM  basis  to  the  leading   manufacturers  of  presentation
projectors.  We  also  sell  Interlink-branded   wireless  remote  controls  and
keyboards direct to computer products retailers, corporate resellers and distributors. In the first nine months of 2005, OEM revenues comprised approximately 63% of business communications revenues as compared to 72% in the same period of 2004.

         Overall, business communications revenues for the third quarter and first nine months of 2005 declined 8% and 7%, respectively, as compared to the same periods of 2004. OEM revenues fell 22% and 18%, respectively, as compared to the third quarter and first nine months of 2004, due primarily to lower sales to existing OEM customers. OEM average selling prices range from $2 to $25. Revenues from branded products, which had average selling prices of approximately $40 to $450, increased 35% and 23%, respectively, from the third quarter and first nine months of 2004, respectively. The increase in branded unit volume resulted from a greater number of products sold into our reseller customer base.

         Business communications gross profit margins for the third quarter and first nine months of 2005 declined to a gross margin loss of 19% and a gross profit margin of 10%, respectively, as compared to a gross profit margin of 27% and 29% for the three months and nine months ended September 30, 2004 due to the much lower profit margin percentage for OEM products sold in the 2005 periods. The third quarter of 2005 also was affected by $2.3 million in charges related to the following:

         o Based on lowered revenue expectations for the Business Communications-OEM segment for the next 12 months, we increased our reserve for excess and obsolete inventory by approximately $1.0 million.

         o The Restriction of Hazardous Substances Act of 2002 (ROHS) will, when it goes into effect, limit the use of certain restricted raw materials in production of consumer goods. ROHS goes into effect in the European Community in late 2006. Most of the materials whose use is restricted under ROHS are commonly found in electronics components in-use today, including components that we have in inventory. In anticipation of the implementation date of ROHS, we have been reducing our inventories of non-compliant materials. Many of our OEM customers are now demanding early implementation of ROHS compliance. For this reason and due to the lowered expectation for future demand in the Business Communications-OEM segment, we recorded a reserve for our expected future losses on non-ROHS compliant material totaling approximately $900,000.

         o Lowered projected Business Communications-OEM demand also affected the depreciation rates of production tooling. Additional tooling depreciation expense for the third quarter of 2005 was approximately $400,000.

HOME ENTERTAINMENT

          In our home entertainment segment, we primarily sell remote controls on an OEM basis to manufacturers of advanced TV viewing devices, including projectors sold for TV viewing. Our home entertainment revenues in the third quarter declined 49% when compared to the third quarter of 2004 due primarily to a reduced number of customer orders. Revenues for the first nine months of 2005 increased 75% as compared to the first nine months of 2004. This increase was attributable to an increase in the volume of customer orders combined with the dollar amount of certain customer orders.

         Home entertainment gross profit margins for the third quarter and first nine months of 2005 increased to 10% and 18%, respectively as compared to (58)% and (23)% for the third quarter and first nine months of 2004 due primarily to $1.2 million in expense attributable to an underestimation of the initial costs and low yields in starting up the Home Entertainment business segment in 2004.

E-TRANSACTIONS

         In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

         In the third quarter and first nine months of 2005, e-transaction revenues increased 192% and 62%, respectively, over the same periods of 2004 due primarily to an increased number of high volume customer sales in the 2005 period. Our e-transactions results from period to period are greatly affected by individually significant sales, which are negotiated independently.

         E-transaction gross profit margin for the third quarter of 2005 increased to 54% from a gross margin loss of 47% in the third quarter of 2004 due to increased sales and higher relative pricing. E-transaction gross profit margin for the first nine months of 2005 decreased to 34% from 55% in the first nine months of 2004 due to the varying size of customer orders and the corresponding allocation of overhead costs and applied labor.

SPECIALTY COMPONENTS

         In our specialty components segment, we sell our MicroNav(TM) products and custom FSR's and FSR-based subassemblies to maNY customers in several vertical markets, such as medical devices, industrial input and military input products.

          Specialty components revenues for the third quarter decreased 17% when compared to the third quarter of 2004, but grew 16% when comparing the first nine months of 2005 to the first nine months of 2004. The increase in sales is primarily attributable to increased sales of our MicroNav products. The Specialty business segment quarterly revenues will fluctuate due to the timing of customer orders and shipments to customers.

         Specialty component gross profit margin for the third quarter and first nine months of 2005 decreased to 45% and 46%, respectively as compared to 63% for the third quarter and first nine months of 2004. The overall margin decrease is primarily due to a greater mix of relatively lower margin revenues related to our new MicroNav products in the 2005 period.

OPERATING EXPENSES

         Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the third quarter of 2005, our product development and research costs declined 3% as compared to the third quarter of 2004 due to similar levels of product development and engineering support related expenses incurred. For the first nine months of 2005, our product development and research costs increased 9% as compared to the same period of 2004 due to our continued investment in future product design and development. As a percentage of revenues, product development and research costs declined slightly to 11% in the third quarter of 2005 compared to 12% in the third quarter of 2004. For the first nine months of 2005, product development and research and development represented 11% of total sales compared to 12% in the same period of 2004.

         Sales, general and administrative costs ("SG&A") include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For the third quarter and first nine months of 2005, SG&A grew 12% and 18%, respectively, over the same periods of 2004 due to higher corporate governance costs, and increased sales and marketing costs, including commissions, advertising and marketing development costs. As a percentage of revenues, SG&A remained relatively level at 29% and 28%, respectively, in the third quarter and first nine months of 2005 compared to 27%, respectively, in the same periods of 2004.

OPERATING RESULTS

         In summary, our operating results in the third quarter and first nine months of 2005 were attributable to the following factors:

         o 7% growth in revenues for the third quarter of 2005 resulted primarily from growth in our Business Communication branded and e-transactions business segments;

         o 16% growth in revenues for the first nine months of 2005 resulted primarily from growth in our Business Communication branded, E-transactions, Home Entertainment and Specialty Components business segments;

         o Decline in gross profits margins to 13% in the third quarter of 2005 compared to 22% in the third quarter of 2004 primarily attributable to a $1.9 million inventory reserve adjustment made in the third quarter of 2005, as discussed above;

         o Gross profit margin for the first nine months of 2005 was 21% compared to 33% for the first nine months of 2004. This reduction is also attributable to the $1.9 million of inventory reserve adjustments taken in the third quarter of 2005; and

         o 7% and 15% growth in operating expenses for the third quarter and first nine months of 2005, respectively, related to increased corporate governance and regulatory costs and increased sales and marketing costs to help support and grow the revenues of the Company.

         Total other income, net increased to $77,000 and $229,000, respectively, in the third quarter and first nine months of 2005 versus net expenses of $15,000 and $12,000 in the third quarter and the first nine months of 2004, respectively, due to interest earned on a greater net cash balance in the 2005 periods.

         We have approximately $36.5 million in net operating loss ("NOL") carryforwards available for U.S. federal tax purposes, of which certain amounts expire in 2005. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of September 30, 2005. This has no effect on the Company's NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $26.1 million at September 30, 2005 from $30.5 million at the end of 2004 due primarily to the loss from operations.

         Operations used $3.4 million in cash in the first nine months of 2005 as compared to $1.1 million in the same period of 2004. The greater usage of cash is due primarily to higher vendor payments coupled with the loss from operations.

         We spent $152,000 in the first nine months of 2005 to purchase additional manufacturing and computer equipment compared to $405,000 in the first nine months of 2004. We also invested $114,000 in new patent and trademark activity in the first nine months of 2005 as compared to $93,000 in the first nine months of 2004.

          We made payments on long-term debt of $411,000 in the first nine months of 2005 and $451,000 in the first nine months of 2004. Net proceeds from the exercise of employee and director stock options were $220,000 and $1.8 million in the first nine months of 2005 and 2004, respectively. In the first nine months of 2004 we also completed a public stock offering with net proceeds of $13.2 million.

         We currently have minor commitments for capital expenditures and no material purchase obligations. We have a software license agreement that has minimum quarterly payments through 2007.

         Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2004, the last fiscal year-end date, were as follows (in thousands):
                                                     Less
                                                     Than
                                                      One       1-3         4th
                                         Total       Year      Years       Year
                                         ------     ------     ------     ------
Long-term debt obligations .........     $  896     $  491     $  405     $ --
Software licensing .................      1,500        600        900       --
Operating lease obligations ........      1,856        384      1,093        379
                                         ------     ------     ------     ------
Total ..............................     $4,252     $1,475     $2,398     $  379
                                         ======     ======     ======     ======

         These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings "Overview", "Current Opportunities and Challenges" and "Business Segment Overview - Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION. We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of revenues for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer's ability to pay.

         RESERVE FOR ESTIMATED PRODUCT RETURNS. While not an explicit part of our terms and conditions of product sales except for some customers, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our branded business communications market for similar products of equal value if these exchanges meet certain other criteria. We estimate future product returns based on recent return history, inventory status and product "sell-through" statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management's estimate then revenues in the subsequent period will be adversely affected.

         INVENTORY RESERVE. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the Business Communications-OEM segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. The reserve is discussed in detail in the BUSINESS SEGMENT OVERVIEW under Business Communications.

         PROVISION FOR INCOME TAX. As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards ("SFAS") No. 109, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

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

         As of December 31, 2004, we had NOL carryforwards for federal, state and foreign income tax purposes of $36.5 million, $18.8 million and $2.4 million, respectively, which are available to offset future taxable income in those jurisdictions through 2024.

         FOREIGN EXCHANGE EXPOSURE. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 21%, 28% and 22% of our revenues for the first nine months of 2005 and the years 2004 and 2003, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The  following  table   illustrates  the  impact  of  foreign  currency
fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

                                                                  NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                               ----------------
                                                               2005       2004
                                                               -----      -----
Increase (decrease) in revenues resulting from
    foreign currency fluctuations .......................      $ 118      $(116)
Hedging gains ...........................................         39        127
                                                               -----      -----
        Net revenue impact ..............................      $ 157      $  11
                                                               =====      =====

         We calculate the "increase (decrease) in revenues resulting from foreign currency fluctuations" by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of APB Opinion No. 43, Chapter 4." SFAS No. 151 clarifies the language used in APB Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in substantive changes in accounting for these costs, but eliminates inconsistencies in wording between U.S. and international accounting standards. We adopted SFAS No. 151 as of January 1, 2006. This pronouncement is not expected to have a material impact on our consolidated statements of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. We adopted SFAS No. 123R as of January 1, 2006. We are currently assessing the impact of this accounting standard on our consolidated results of operations and financial position for

2006. Based on current calculations and stock options granted through June 30, 2006, we expect that we will incur non cash expenses of approximately $4.0 million in 2006.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. We adopted SFAS No. 153 as of January 1, 2006. The adoption of this statement is not expected to have a material impact on our consolidated results or operations or financial position.

         In October 2004, the American Jobs Creation Act of 2004 ("Act") became effective in the U.S. Two provisions of the Act may impact the Company's provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities deduction ("QPA") and Foreign Earnings Repatriation ("FER").

         The QPA will be effective for the Company's U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of three percent for tax years beginning in 2005 and increasing to nine percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company's qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue code. Due to the interaction of the law provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company' future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1"), in December 2004. FSP 109-1 required that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

         The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. We intend to examine the issue and will provide updates in subsequent periods.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior periods' financial statements and also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. We adopted SFAS No. 154 as of January 1, 2006. We believe the adoption of SFAS No. 154 will not have a material impact on our results of operations or financial condition.

         In March 2005, the FASB issued Financial Interpretation No. 47 "Accounting for Conditional Asset Retirements Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143 "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. Thus, the timing or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY EXCHANGE RATE RISK - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the nine month periods ended September 30, 2005 and 2004, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first nine months of 2005, we recognized $39,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding.

         INTEREST RATE EXPOSURE - Based on our overall interest rate exposure at September 30, 2005, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2005, would have no material impact on earnings or cash flows over a one-year period.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         In connection with the preparation of this Form 10-Q, the Company's senior management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective, as of September 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company's internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on September 30, 2005 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         As of December 31, 2004, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the "Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on its evaluation, management concluded that the Company's system of internal control over financial reporting was ineffective as of December 31, 2004. This conclusion was reached based on the identification of material weaknesses described below:

         o Certain tests undertaken in connection with the preparation of our 2004 financial statements indicated that that our product cost estimates had underestimated product purchase and yield cost attributable to third quarter sales and overestimated capitalized overhead and ending inventory cost and, therefore, inventory value. Based on this information, we restated our financial statements for the third quarter of 2004. Other errors in our inventory controls misstated our inventory reserves at December 31, 2004. At the direction of our Chief Executive and Chief Financial Officers, we have changed the procedures by which we estimate inventory value and, accordingly, believe that this material weakness will be remediated.

         o In the first quarter of 2004, we initially recorded revenue from a significant product sale when the product was completed and stored at the customer's request in our facilities for later shipment at the instruction of the customer. During the course of our year-end audit, we determined that certain terms within the contract did not meet the criteria to recognize revenue due to certain exchange rights and a failure to meet all of the provisions of the SEC's "bill and hold" revenue recognition guidelines. Based on this conclusion, we restated our financial statements for the first, second and third quarters of 2004. A similar transaction for the same customer was also recorded in the fourth quarter of 2004. At the direction of our Chief Executive and Chief Financial Officers, we have adopted new procedures by which we review and select appropriate revenue recognition policies and, accordingly, we believe we will remediate this material weakness.

         o We identified certain weaknesses related to the closing of our quarterly and annual financial statements and the failure to have identified the material weaknesses described above as a part of the closing process. At the direction of our Chief Executive and Chief Financial Officers, we have adopted new closing processes, and accordingly, we believe we will remediate this material weakness.

         o In tests of controls related to our Japanese subsidiary, we identified significant deficiencies involving management's review and approval of transactions and financial results that could adversely affect the subsidiary's ability to initiate, record, process, or report financial data involving the significant processes of Sales Order To Cash, Procure To Payment, and Treasury and Investments which, when considered with other ineffective controls within the same financial processes, resulted in the conclusion of a material weakness for each significant process as a whole. At the direction of our Chief Executive and Chief Financial Officers, we have implemented certain revised internal control procedures and are developing additional internal control procedures applicable to our Japanese subsidiary and, accordingly, believe that these material weaknesses will be remediated.

         In addition to the material weaknesses described above, during the third quarter of 2005 and through the filing of this report, while conducting our ongoing evaluation of the effectiveness of the system of internal control over financial reporting, we identified material weaknesses in our internal controls related to our vendor account reconciliation process, our inventory management and costing processes and the accounting for stock options of terminated employees and determined that certain of our historical financial statements required restatement. On November 2, 2005, we announced our intention to restate our financial results for the years ended December 31, 2003 and December 31, 2004 and the first two quarters of 2005. The restatement is necessary to correct errors caused by the material weaknesses described below:

         o        We  identified  certain  weaknesses  in our internal  controls related to our account reconciliation process with a major vendor. Because of our failure to timely and accurately perform account reconciliations, a net write-off of certain receivables totaling $1.1 million was not made in the fourth quarter of 2003. In addition, we also failed to properly record approximately $1.0 million of invoices received from this same vendor from July 2004 through June 2005. Accordingly, restatement of our third and fourth quarters of 2004 and our first and second quarters of 2005 was necessary. At the direction of the Chief Executive and Chief Financial Officers, we have adopted new management vendor procedures that we believe will remedy this material weakness.

         o In the course of reviewing our inventory records during the third quarter financial close process, we identified a material weakness in our inventory management and costing processes. This weakness led to approximately $616,000 of software license costs remaining in inventory that should have been expensed in the first and second quarters of 2005 and $372,000 of certain inventory components being double-counted and thus overstated in inventory as of June 30, 2005. This weakness also led to an overstated valuation of certain inventory in transit at December 31, 2004 between the parent company and its Hong Kong subsidiary. This matter resulted in the understatement of cost of sales of $837,000 in 2004, none of which was in the first nine months of 2004, and the overstatement of cost of sales of $748,000 in 2005, $441,000 of which was in the first nine months of 2005. At the direction of the Chief Executive and Chief Financial Officers, we are developing revised inventory reconciliation procedures that we believe will remedy this material weakness.

         o The Company identified that it was incorrectly accounting for stock options of terminated employees. This resulted in an unrecorded, non-cash expense of $2.4 million in 2001, $220,000 in 2004 and $108,000 in 2005, $106,000 of which was in the first  nine  months  of 2005.  At the  direction  of the Chief
                  Executive and Chief Financial Officers, we are implementing new controls and procedures related to the accounting for stock options and, accordingly, believe that this material weakness will be remediated.

         Other than as discussed above, there was no change in the Company's internal control over financial reporting during the last fiscal quarter that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 5.  LEGAL PROCEEDINGS

         On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company's results of operations and financial condition. The complaint includes claims under the Securities Act and Exchange Act and seeks unspecified damages and legal expenses.

         To date, the Court has not certified a class, and the litigation remains in its early stages.

         On January 24, 2006, a shareholder's derivative action was filed against two of the Company's current and former officers and the members of its Board of Directors in the Central District of California. The derivative complaint contains the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that the Company is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

         In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee by Dorsey & Whitney, LLP. Dorsey & Whitney retained the services of PricewaterhouseCoopers LLP with respect to various forensic accounting and electronic procedures performed in the course of the investigation.

         While it intends to vigorously defend against these allegations, the Company cannot predict the final disposition of these matters or whether the Company will be liable for amounts not covered by insurance. There is no assurance, however, that the ultimate resolution of these matters will not result in a material adverse effect on the Company's business, financial condition or results of operations.

         In addition to the matters identified above, from time to time, the Company is involved in various legal actions that arise in the ordinary course of business.

ITEM 5(A).  RISK FACTORS

WE ARE ENTERING NEW MARKETS AND IF WE FAIL TO ACCURATELY PREDICT THE GROWTH OF THESE NEW MARKETS, WE MAY SUFFER REDUCED EARNINGS.

         Historically, our sales were concentrated in the specialty components markets, as well as remote control devices for presentation projectors. However, we have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as television remotes and the e-transactions market. We expect to continue to identify and develop products for new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses or reduced earnings.

OUR OEM REMOTE CONTROLS BUSINESS IS FOCUSED ON CONSUMER MARKETS THAT ARE INTENSELY PRICE COMPETITIVE. IF WE CANNOT GENERATE VOLUME AND RELATED MANUFACTURING EFFICIENCIES REQUIRED TO COMPETE IN THESE MARKETS, OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Historically, our OEM Remote Controls business was focused on selling remote devices in the presentation projector market. As a specialty market, this sector generated relatively low sales volumes with correspondingly high margins. However the presentation projector market has become more consumer-oriented and price competition has increased. We have shifted our OEM Remote Controls business toward sales to manufacturers of advanced viewing devices which is also very consumer oriented and price competitive but which offers the potential for higher volumes. If we cannot increase production and sales volume, or if we otherwise fail to achieve production efficiencies, our results of operations and financial position will be adversely affected.

FAILURE TO MAINTAIN, DEVELOP AND EXPAND OUR OEM RELATIONSHIPS COULD CAUSE DEMAND FOR OUR PRODUCTS TO DECREASE.

         Sales to OEMs constituted 30% of our total sales for the nine months ended September 30, 2005. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our OEM Remote Controls products are sold to OEMs and consist primarily of remote devices that are packaged with advanced viewing devices, televisions or presentation systems. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems it will significantly decrease demand for our remote devices.

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

         For the first nine months of 2005, approximately 46% of our total sales were to our OEM Remote Controls customers and most of these sales were to OEM customers. With the advent of our MICRONAV family of sensors, we expect that our reliance on OEM sales will increase. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. From time to time, we expect to lose other significant revenue streams and will be required constantly to seek new opportunities with new and existing customers. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

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

IF WE ARE UNABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND GAIN MARKET ACCEPTANCE OF NEW PRODUCTS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         Technology, both in our markets and in our customers' markets, is undergoing rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, the following:

         o we must accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

         o we must provide products that are not only technologically sophisticated but are also available at a price within market tolerances and competitive with comparable products;

         o we must establish and effectively defend our ownership of the intellectual property supporting our products; and

         o we must enter into relationships with other companies that have developed complementary technology on which our products also depend.

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

MOST OF OUR OEM AND MAJOR RETAIL CUSTOMERS ORDER FROM US ON A "JUST IN TIME" BASIS, WHICH REQUIRES US TO ESTIMATE DEMAND FOR PARTICULAR PRODUCTS.

         The agreements or understandings that we reach with most of our OEM customers specify various terms such as product design and price, but do not constitute firm purchase orders for a specific number of products or components. Our OEM and major retail customers typically place firm purchase orders on a "just in time" basis and expect products or components to be shipped to them as soon as they can be made. Accordingly, our backlog of firm orders is typically quite small in relation to the volume of our sales. In anticipation of customer demand, we are often required to purchase raw materials and components based on estimates of customer demand derived from non-binding information furnished by the customer. If customer purchase orders differ substantially from our estimates, we may accumulate excess inventory that has to be written off. If we underestimate demand, we may be unable to meet customer needs, which could harm our relationship with the customer.

WE RELY ON THIRD PARTIES FOR THE MATERIALS THAT WE USE TO MANUFACTURE OUR PRODUCTS AND A SHORTAGE OF SUPPLY COULD ADVERSELY AFFECT OUR REVENUES, OPERATING RESULTS AND CUSTOMER RELATIONSHIPS.

         We rely on third-party suppliers for the raw material components of our products. We cannot assure you that our suppliers will be able to maintain an adequate supply of these raw materials to enable us to fulfill all of our customers' orders on a timely basis. A failure to obtain an adequate supply of the materials for our products could increase our costs of goods sold, cause us to fail to meet delivery commitments and cause our customers to purchase from our competitors, which could adversely affect our operating results and customer relationships. In some situations, we rely on a single supplier for raw material components of our products. Any disruption in these supplier relationships could prevent us from maintaining an adequate supply of materials and could adversely affect our results of operation and financial position.

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

INTERNATIONAL SALES AND MANUFACTURING RISKS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our revenue from international sales accounted for approximately 58%, 60% and 51% of net sales for the nine months ended 2005 and for the years ended December 31, 2004 and 2003, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third parties in China. Our international operations involve a number of risks, including:

         o import-export license requirements, tariffs, taxes and other trade barriers;

         o        difficulty in staffing and managing foreign operations;

         o        ability to secure credit and funding;

         o difficulty in maintaining an effective system of internal controls at our foreign manufacturing facility;

         o        foreign collection problems;

         o        reduced protection of intellectual property rights;

         o        international unrest and terrorism;

         o        political and economic instability; and

         o        transportation risks.

Any of the above factors could adversely affect our operating results.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES.

         International sales made through our Japanese subsidiary are generally denominated in yen. A weak yen would materially affect total revenue and could result in a decrease in dollar revenue even though sales remained constant or increased. We also contract for most of our large-volume, non-technical manufacturing in China. Although we contract in U.S. dollars, a weakening of the dollar could cause existing contracts to be uneconomic to the vendor and therefore require a renegotiation. Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Japanese yen, in particular, has fluctuated in value due in part to the economic problems experienced by Asian countries and the recent devaluation of the U.S. dollar. Although we at times engage in currency hedging transactions in order to protect ourselves from risks of Japanese yen currency fluctuations, we cannot assure you that these activities will protect us from such risks.

OUR MARKETS ARE INTENSELY COMPETITIVE AND MANY OF OUR POTENTIAL COMPETITORS HAVE RESOURCES THAT WE LACK.

         Our markets are competitive and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets and our OEM customers themselves, who could choose to manufacture products that they currently buy from us. Our competitors and potential competitors may have established business relationships that may afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers' technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

OUR PRODUCTS ARE OFTEN CUSTOMER-SPECIFIC, AND FROM TIME TO TIME WE MAY NEED TO WRITE OFF EXCESS OR OBSOLETE INVENTORY.

         A substantial percentage of our intuitive interface devices and components are customer-specific and cannot be easily recycled for sale to other customers. However, we must have sufficient quantities of our products available to satisfy our customers' demands. If a particular customer fails to order as expected or cancels or substantially delays an order, we may have excess inventory that we may be required to hold for long periods of time or that may eventually become obsolete. In these situations, we may be required to write off or write down inventory, which would have a material adverse effect on our results of operations.

EARLY IMPLEMENTATION OF THE RESTRICTION ON HAZARDOUS SUBSTANCES ACT OF 2002 ("ROHS") OR THE ADOPTION OF SIMILAR RESTRICTIONS IN MARKETS OUTSIDE OF EUROPE MAY REQUIRE US TO MAKE ADDITIONAL WRITE-DOWNS OF OUR INVENTORY.

            When it goes into effect, the ROHS will limit the use of certain restricted raw materials in production of consumer goods that are sold in Europe. Many of these restricted materials are found in our products and in the components we have in our inventory. Although the ROHS is not effective until late 2006, many of our OEM customers are implementing the ROHS restrictions early and are requiring our products to be ROHS-compliant. We previously determined that we would not be able to adequately reduce our inventory of non-compliant materials and as a result, we recorded an expense of $900,000 to create a reserve for obsolescence. While we currently believe our reserve is adequate, we may need to reassess it if other OEM customers begin demanding ROHS-compliant products prior to the effective date of ROHS or if other markets adopt similar restrictions.

OUR ABILITY TO OPERATE EFFECTIVELY COULD BE IMPAIRED IF WE WERE TO LOSE THE SERVICES OF KEY PERSONNEL, OR IF WE ARE UNABLE TO RECRUIT QUALIFIED MANAGERS AND KEY PERSONNEL IN THE FUTURE.

         Our success is substantially dependent on the continued availability of our key management and technical personnel. Several of our key management personnel have been with us throughout most of our history and have substantial experience with our business and technology. If one or more of our key management personnel leaves Interlink and we are unable to find a replacement with the combination of skills and attributes necessary to execute our business plan, it may have an adverse impact on our business. Our success will also depend, in part, on our ability to attract and retain additional qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally.

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

         We are not currently engaged in any patent infringement suits but we have been threatened with one such suit in recent years. Despite our efforts to maintain and safeguard our proprietary rights, we cannot assure you that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses or to pay substantial royalties. In addition, if we were found to be infringing on someone else's patent, we could be required to pay substantial damages, pay royalties in the future or be enjoined from infringing in the future.

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

         As a public company, we are required to comply with complex and costly accounting and disclosure requirements that do not apply to foreign companies that are not public in the United States, private companies or to subsidiaries or divisions of very large companies for whom the results of the subsidiary or division are not material. The costs that we are required to incur have recently increased dramatically, especially in connection with our reporting obligations under Section 404 of the Sarbanes-Oxley Act of 2002, and these expenses may continue to be incurred at historically unprecedented levels for the foreseeable future. These costs impact our profitability and therefore constitute a competitive disadvantage vis-a-vis much of our competition. These requirements may also prevent our management from focusing on other areas of our business. In addition, our public status requires us to disclose publicly information that can afford a competitor a competitive advantage. If we are unable to maintain costs associated with our public company status within reasonable parameters, or if we are required to disclose information that our competitors can use to compete with us, our ability to remain competitive in our markets could be adversely affected.

BUSINESS ACQUISITIONS OR PARTNERING ARRANGEMENTS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE AND DISTRACT MANAGEMENT'S ATTENTION.

         As part of our business strategy, we may consider acquisitions of, or significant investments in, businesses with services, products or technologies that we believe could complement or expand our business. Such acquisitions or investments involve numerous risks, including:

         o        unanticipated costs and liabilities;

         o        difficulty  of  integrating  the   operations,   products  and
                  personnel of the acquired business;

         o difficulties in managing the financial and strategic position of acquired or developed products and technologies;

         o        difficulties in maintaining customer relationships;

         o        diversion of management's attention;

         o inability to maintain uniform standards, controls, policies and procedures;

         o        impairment  of  relationships   with  acquired  employees  and
                  customers occurring as a result of integration of the acquired business; and

         o accounting results that are unrelated to the performance of either business.

         Acquisitions also frequently result in recording of goodwill and other intangible assets that are subject to potential impairments in the future. Additionally, if we finance acquisitions by using convertible debt or stock, our existing stockholders may be diluted which could affect the market price of our stock. If we fail to properly evaluate and execute acquisitions or investments, we may not achieve the anticipated additional benefit to our business, and we may incur costs in excess of what we anticipate.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND HAVE BEEN REQUIRED TO RESTATE OUR HISTORICAL FINANCIAL STATEMENTS.

         In our Annual Report for the year ended December 31, 2004, we reported material weaknesses in our internal control over financial reporting. Additional material weaknesses were identified in 2005. As a result of these material weaknesses, we were required to restate several of our historical financial statements. We have taken significant measures to improve our financial reporting process but, despite these measures, continued to have material weaknesses as of September 30, 2005. These matters are more fully described elsewhere in this Report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures--Changes in Internal Control Over Financial Reporting."

         Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements. Such errors could cause our internal planning and assessment of our business to be based on false information and could cause our published financial statements to fail to fairly present our financial condition and results of operations. We cannot assure you that we will be successful in our effort to eliminate all material control weaknesses. Any continuing material weaknesses could erode market confidence in our company, could cause the price of our stock to be based on false or misleading information and could result in litigation based on any such false or misleading information.

WE ARE FACING LITIGATION BASED ON OUR RESTATEMENTS OF HISTORICAL FINANCIAL STATEMENTS, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR CASH RESERVES AND MAY IMPAIR OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our Chief Executive Officer, our former Chief Financial Officer and our directors, alleging mismanagement. These actions will require a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. The time and expense required to defend these claims may also affect our ability to pursue our strategy. There is also no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 6.  EXHIBITS

         3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 11,
                  2006).

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

                                                     INTERLINK ELECTRONICS, INC.

DATE: July 24, 2006                                   /S/ CHARLES C. BEST
                                                     ---------------------------
                                                     Charles C. Best
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 11, 2006).

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