Form 10-K
period 2005-12-31
INTERLINK ELECTRONICS INC
filed 2006-07-24
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

         Yes [_]  No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

         Yes [_]  No [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [X]    Non-accelerated filer [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [_]  No [X]

         On June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $77,660,000 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of common stock held by officers and directors of the registrant are not included in the computations; however, the registrant made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

         As of June 30, 2005 the number of shares of the registrant's Common Stock outstanding was 13,720,929.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           INTERLINK ELECTRONICS, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
ITEM NO.                                                                   NO.
--------                                                                  ------
                                     PART I

1.       Business.........................................................     1
1A.      Risk  Factors....................................................    12
2.       Properties.......................................................    20
3.       Legal  Proceedings...............................................    20
4.       Submission of Matters to a Vote of Security  Holders.............    21
4A.      Executive Officers of the  Registrant............................    22

                                     PART II

5.       Market for Registrant's Common Equity, Related
           Stockholder Matters And Issuer Purchases of Equity Securities..    23
6.       Selected Financial  Data.........................................    24
7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................    25
7A.      Quantitative and Qualitative Disclosures About Market Risk.......    45
8.       Financial Statements and Supplementary Data......................    45
9.       Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................    45
9A.      Controls and  Procedures.........................................    45
9B.      Other  Information...............................................    51

                                    PART III

10.      Directors and Executive Officers of the Registrant...............    51
11.      Executive Compensation...........................................    51
12.      Security Ownership of Certain Beneficial Owners and Management...    52
13.      Certain Relationships and Related Transactions...................    52
14.      Principal Accounting Fees and Services...........................    53

                                     PART IV

15.      Exhibits, Financial Statement Schedules..........................    54

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We design, develop and sell intuitive interface technologies and solutions for a variety of business and home applications. Our products include:

         o signature input devices, pen input pads and proprietary application software;

         o        cursor  control and other input  devices for a wide variety of
                  electronic  products  including  game  controllers,   cellular
                  telephones, handheld media players and medical devices; and

         o interactive remote and integrated input devices, including remote controls for presentation projectors and advanced viewing systems.

         Our signature and pen input pads record and bind signatures to contracts or other legally significant documents and also record various identity-defining factors such as signature biometrics and fingerprints.

         Our Specialty Components technologies, such as MICRONAV(TM), support full mouse functionality and file navigation using miniaturized sensors and supporting systems that consume relatively little power, thereby making them particularly attractive to manufacturers of handheld devices.

         Our remote control input devices enable a user to control and communicate with electronic products, such as computers, digital projection systems and digital televisions, by providing an intuitive device on which the user can remotely input a variety of commands.

         We currently focus on four principal markets that we refer to as our E-transactions, Specialty Components, OEM Remote Controls and Branded Products markets. We serve a global customer base from our corporate headquarters in Camarillo, California, where we also manufacture all of our "force sensing resistor" or FSR technology. We have sales offices in Tokyo and Taiwan, production logistics centers in Hong Kong and China and a product-engineering center in China.

         Our products benefit from a diverse technology portfolio based on trade secrets, patented inventions and proprietary software. These technologies include our FSR technology, wireless communication technologies and unique or patented product design features. Alone and in collaboration with our industry partners, we have developed numerous technologies that support various product applications.

         We make FSR-based sensors that we and others incorporate into electronic control and input devices. Our FSR technology can capture a three-dimensional record of any input, recording both the location of the input on an x/y grid and the pressure applied at any point and is therefore capable of supporting complex data input and process control functions such as signature authentication. Our FSR-based sensors are scalable through a wide range of sizes from a fraction of an inch in diameter to several feet across and can therefore be applied to requirements as diverse as miniaturized input devices in consumer products, such as cellular telephones and MP3 players, to seat sensors in automobiles. Combining our FSR technology with unique or patented designs and proprietary wireless data transmission technologies permits us to offer a wide range of intuitive devices on which the user can remotely input a variety of commands. We offer our sensors either as discrete components for installation in a device manufactured by our customer or as complete devices, such as remote input devices. With respect to the latter, we offer proprietary, ergonomic designs or are capable of delivering custom products designed to customer specifications. We also offer, through retail and other channels, a line of branded products under the Interlink brand name.

MARKET OPPORTUNITIES

         E-TRANSACTIONS. Electronic document management and transmission is becoming more appreciated and accepted for business transactions but, until recently, signature of transaction documents could only be accomplished by using a pen and ink on paper followed by physical delivery of the signed documents. In many areas of commerce this imposes substantial time and cost burdens, most of which can be substantially reduced by a dependable and verifiable electronic signature process. Several major industries engage in financially significant and document intensive transactions as a regular part of their business. These include the financial industry, in particular the branch banking, insurance, leasing and mortgage/notary businesses, the healthcare industry and governmental entities. In addition, many businesses have document intensive processes in specific areas, including field sales force automation and human relations.

         Compared with the traditional process of circulating paper documents with an ink signature, an electronic signature process can offer substantial time and cost efficiencies as well as improved customer satisfaction in all of these applications. For example, a customer in the insurance industry reports that electronic document processing in its industry can reduce application costs by up to 90%. A major automobile leasing company reports that electronic document processing can reduce the time to return a car to inventory at the end of a lease from several weeks to as little as a few days.

         Until 2000, the use of electronic signatures was limited due to questions about its validity. In that year, Congress enacted the Electronic Signatures in Global and National Commerce Act, which established that electronic signatures have the same legal validity as pen and ink signatures on paper. Other recently enacted federal laws, including the Government Paperwork Elimination Act, the Patriot Act and the Health Insurance Portability and Accountability Act, support the move toward electronic documentation by permitting electronic signatures. The National Notary Association has drafted a new Model Notary Act that suggests standards for electronic signature and notarization.

         Concerns over identity theft and terrorism have also given impetus to a need for identity verification. This has increased demand for systems that utilize biometric information in a way that identifies the signer. Such systems can combine signature authentication with other identity verification techniques such as electronic fingerprint capture, password, card swipe or PIN identification.

         SPECIALTY COMPONENTS. Our specialty components market has traditionally served the dual function of providing a steady revenue stream from a series of diverse custom products while, at the same time, serving as an incubator for new applications and technologies. Most recently, it has been the market in which we have developed our MICRONAV family of sensors. These miniaturized sensors come in various formats and permit precise input of a broad range of selections. Our MICRONAV 360 sensor offers smooth pressure-controlled cursor acceleration and a complete set of actuator reference designs to enable Internet, e-mail, gaming and menu functions for portable wireless devices. Other members of the MICRONAV family include circular and linear input pads that enable inputs such as volume control or list scroll-through. Our MICRONAV sensors are specifically targeted at the MP3 and cellular telephone markets. At the same time, we continue to provide our traditional line of custom sensors and pointing solutions to the medical, industrial, commercial and government markets.

         OEM REMOTE CONTROLS. The Company focuses its efforts primarily on two areas of OEM Remote Controls: advanced viewing devices and presentation projectors. We merged these two business segments following the third quarter of 2005 into a single unit that sells remotes to advanced viewing device manufacturers and presentation projector manufacturers. This combination is a result of the increased similarities between the two businesses giving us the ability to leverage our broad customer relationships with the leading consumer electronics companies. The combined unit allows us to direct our engineering, marketing and sales efforts on the high growth, advanced viewing device market while continuing to maintain our efforts and presence in the established presentation projector market both of which are consumer oriented and price competitive.

         o Advanced Viewing Devices: Robust viewing device unit growth is anticipated for the next several years due to a multitude of technological changes. These changes include: increasing migration by consumers from analog to digital television, the increasing adoption of High Definition, or HD, television and the popularity of thinner LCD, plasma and rear projection displays. When these three key technologies converge, the market growth opportunity could be significant, especially because more broadcasters are offering compelling HD content and readily available access to this content via satellite or cable.

         o The market growth has attracted many new entrants, all of whom are very eager to differentiate their viewing device. While brightness, sharpness and overall picture quality are promoted by the manufacturers as a differentiator, the intuitive technology and stylish design of the control device also appear to be winning differentiators with customers.

         o The continued growth of advanced digital television and high performance viewing devices has substantially increased the complexity of the processes that these devices may be required to control, while at the same time permitting the unique design of intuitive control systems to enhance the overall appearance and value of the customer's product.

         o Presentation Projectors: As computer technology has replaced traditional presentation devices such as slide and overhead projectors, the mechanisms to control the presentation process have undergone a similar evolution. Presentation projectors enable visual or mixed-media presentations using PowerPoint or other presentation software. Today, it is possible for a presenter to control various characteristics of a sophisticated audio-visual presentation using a small, wireless device. A presentation given on a computer-driven presentation projector can be controlled, edited, amplified, distributed and otherwise manipulated electronically. This demands a wireless input device that can transmit a wide variety of commands and support complex control functions in an intuitive manner.

         o Increased portability is enabling many users to travel with a complete presentation system that fits in a standard briefcase. In addition, the rapid growth of digital photography and video has created a consumer application for computer-linked projectors and has expanded the universe of original equipment manufacturers of presentation systems to include many of the leading computer manufacturers such as BenQ, Dell, Hewlett-Packard, IBM and Lenovo.

         BRANDED PRODUCTS. The explosion of presentation software and continued growth of digital projectors has driven demand for wireless input devices that can transmit a wide variety of commands and support complex control functions in an intuitive manner. Many presentation projectors are shipped with a basic control device. However, these projector remotes lack the intuitive and advanced control features provided by our aftermarket branded devices. In addition, some presenters use their computer monitor or notebook computer instead of a projector. These consumers constitute a significant market that we address with our branded wireless presentation devices.

STRATEGY

         Our overall strategy is to identify business and consumer markets in which our competitive strengths enable us to be the leading provider of advanced intuitive interface devices and to establish and maintain a leadership position in those markets by implementing the following key strategies:

         o LEVERAGING OUR MOMENTUM IN THE E-TRANSACTIONS MARKET. We have spent the past six years developing our capabilities and proving our value to our partners and customers. We have evolved from a simple signature pad provider to a complete solutions provider offering a signature software platform, a broad set of signature capture options and professional services to address the unique needs of the e-transactions market. In conjunction with the National Notary Association, we developed a combined electronic signature, notarization and journal platform to facilitate the migration to electronic closings. Our technologies, solutions, and approach have enabled us to secure the largest implementations in the industries in which we focus including banking, insurance, auto finance, brokerage, and healthcare, as demonstrated by our customer relationships with Wells Fargo, State Farm Mutual Automobile Insurance Company, DealerTrack, Inc., Charles Schwab & Company, Inc. and Veterans Administration Hospitals.

         o USING OUR CORE SENSOR TECHNOLOGY AND INNOVATIVE NEW APPLICATIONS TO SUPPORT INTEGRATED MICRO-INPUT DEVICES SUCH AS OUR MICRONAV FAMILY OF PRODUCTS. The advent and increasing complexity of a wide range of miniaturized consumer electronics products such as MP3 players, cellular telephones, digital cameras and video recorders and PDAs have greatly increased demand for small, low power consuming input devices that can provide full mouse functionality, including cursor control. Our patented MICRONAV technology is well suited to this application and we have invested considerable effort in the development of this technology and its markets. Using resistive, rather than the more common capacitive technology enables our sensors to respond to a broader range of input pressures (for example, a gloved finger which capacitive sensors will not record) while consuming less power for comparable applications. We are developing a broad range of applications for our MICRONAV products targeted at the tasks that today's complex handheld devices accomplish.

         o MAINTAINING OUR LEADERSHIP POSITION IN THE OEM REMOTE CONTROL MARKET BY OFFERING EFFECTIVE TECHNOLOGY SOLUTIONS AND INNOVATIVE DESIGNS. We are one of a few dominant suppliers of advanced wireless input devices for presentation projector systems, supplying the majority of all wireless remote controls used to control presentation projectors. We plan to leverage our leadership position, strong reputation and customer relationships to maintain our market share of the projector OEM market while providing unique remote solutions as our existing and new customers move into the advanced viewing device markets. We also plan to maintain and grow our leadership position in the branded business presentation market by continuing to offer and market effective and innovative presentation and meeting products under the Interlink Electronics brand. We will offer these products and solutions through a broad mix of computer, retail and specialty distribution channels.

         o IDENTIFYING FUNDAMENTAL CHANGES IN CONSUMER OR BUSINESS PRACTICES RESULTING FROM TECHNOLOGICAL CHANGE AND DEVELOPING TECHNOLOGIES AND PRODUCTS THAT FACILITATE THIS CHANGE. We remain alert to technological changes that alter the basic processes that businesses and consumers rely upon. For example, we developed our EPAD devices in anticipation of the needs of e-commerce for electronically-verifiable transaction documentation in a broad range of businesses. We are working aggressively to identify new applications as they develop and to apply our existing technologies to the design of solutions appropriate to these applications. We believe that by applying a disciplined approach to the identification and selection of our target markets and applications, we can achieve a leading position in those markets based on our strong intellectual property position and market relationships.

         o MAINTAINING AND DEVELOPING NEW STRATEGIC RELATIONSHIPS WITH SOFTWARE DEVELOPERS AND OTHERS ADDRESSING OUR TARGET MARKETS TO DELIVER TURNKEY SOLUTIONS. We work with software and hardware developers, integrators and others to provide turnkey solutions that address our customers' evolving requirements. We believe that, by coupling our proprietary technologies with our partners' expertise, we can deliver solutions that uniquely address our customers' requirements.

         o LEVERAGING AND EXTENDING OUR STRONG INTELLECTUAL PROPERTY POSITION. We have significant expertise in the design and manufacture of intuitive interface technologies and products. We intend to continue to broaden our intellectual property position through internal development to enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current product portfolio. We have numerous trade secrets and proprietary technologies and manufacturing processes that further strengthen our intellectual property position.

         o OPPORTUNISTICALLY ACQUIRING TECHNOLOGIES AND BUSINESSES THAT DEEPEN OUR PENETRATION INTO OUR TARGET MARKETS. We anticipate evaluating acquisition opportunities that we believe will increase our market share in our target markets, improve our portfolio of intellectual property or strengthen our customer base. We also anticipate that we will pursue strategic acquisitions and alliances with companies that have products or technologies that complement our current products, expand our global footprint, enhance our technical capabilities or expand our service offerings.

PRODUCTS

         Our  products   address   customer  needs  in  four  principal   areas:
E-transactions, Specialty Components, OEM Remote Controls and Branded Products.

         E-TRANSACTIONS. Simple signature capture devices that are now common features of various retail checkout counters are commodity products that are available from a number of manufacturers. We have targeted applications requiring features that not only capture an image and biometric information of the signature but also bind the signature to a related document in such a way that any alteration in the document will destroy the signature. With our IntegriSign Signature Software Suite and EPAD products, we provide the foundation for a legally enforceable transaction that supports signature verification. Our electronic signature processes are targeted at applications requiring some or all of these features.

         Since the introduction of our basic EPAD device, we have introduced a series of functionality enhancements. In 2002, we introduced EPAD-INK, an LCD-based signature capture product. Our EPAD-ID adds a fingerprint scanner. In addition to hardware enhancements, we are, internally and in collaboration with others, developing application software that targets a number of specific market needs. For example, working in close cooperation with the National Notary Association, we have developed a specific application of our EPAD-ID product that provides a platform for electronic signing, notarization and journaling. Finally, we have recently launched our sophisticated signature device, the EPAD-XL. This device provides a larger color LCD display for signatures, marketing messages and soft pinpad, as well as a cardswipe for payment and security applications.

         The IntegrSign Signature Software Suite provides developers with the plug-ins and tools necessary to integrate our EPAD family of products. In addition, it supports tablet PCs and fingerprint sensors. IntegriSign permits signature capture and binding to a specific document in MS Office, InfoPath, Adobe Acrobat, html and proprietary electronic forms. In addition, the platform permits biometric authentication of individuals.

         We work with a broad range of industry partners to provide turnkey solutions to specific end-users. Our industry partners include key developers of signature capture, forms and imaging software, suppliers of related hardware to our targeted industries and system integrators.

         SPECIALTY COMPONENTS. Our specialty components business consists primarily of two product lines. We sell integrated cursor pointing technologies to manufacturers of notebook computers and industrial applications and, more recently, to the manufacturers of handheld electronic devices such as MP3 players and cellular telephones. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches. If the design process involves significant work, we may charge a product development fee. We continue to market these devices, both as stand-alone products and as components sold to OEMs for use in their products.

         Mice and other cursor control devices are manufactured using a variety of sensor technologies. Our FSR-based cursor control sensors are particularly well suited to applications that require file navigation or full cursor control but that have limited space or available power, such as cell phones, PDAs and other handheld devices, or the need to operate in harsh environmental conditions, such as in industrial environments, or require a high level of reliability, such as medical applications.

         The explosive growth in the use of handheld devices such as cellular telephones and PDAs and in the applications for which these devices are used, including games and Internet access, has created a need for miniaturized cursor control devices that have the full functionality of a mouse but can fit in the very limited geography of these very small products and can function in very limited power environments. We believe that our FSR sensors are ideally suited to this application and have developed our MICRONAV family of sensors in response to it. One form of MICRONAV sensor provides full 360o cursor control functionality in a sensor that is less than 10 mm square and less than 1.5 mm in thickness. Other versions provide strip or ring sensors that can be used intuitively to control volume, to scroll through a list or for other functions. In some applications we supply the basic sensor, usually with a protective shield, and a license to use the related software drivers. We also support various lighting options and flexible actuator designs and materials. We can also supply a sensor and micro-processor combination and can incorporate both in a module format ideal for "drop-in" solutions. We offer all three formats on an OEM basis to manufacturers of various handheld products.

         OEM REMOTE CONTROLS. Our OEM remote controls address the growing need for both remote and direct input devices to control an increasingly complex array of home entertainment products, including high performance viewing devices and home theaters as well as business projectors. We also sell sensors to manufacturers of remote controls for integration into their products.

         Simple remote control devices for use with presentation projectors, televisions and other audiovisual products are widely manufactured using other technologies and are adequate for channel selection, volume control and the other basic functions for which they are used. Our remote control devices address more complex requirements such as the remote control of business and other presentations where the control process must not distract the user's audience, and the digital television market where the communication process involves high levels of complexity.

         Our OEM remote development efforts are focused on interface devices that will directly control high end audiovisual products such as front and rear projectors, LCD and plasma display televisions. Most traditional television manufacturers and retailers of consumer electronics products have introduced advanced viewing devices into the home market. We are working both directly with the manufacturers of these products and, at the chip level, with innovators of new projection and television technologies in an effort to integrate our interactive input devices with their products and technologies. Our customers in this area include Acer, BenQ, Dell, Hewlett Packard, Sony and Sanyo.

         Traditional remote input devices use infrared signals, which operate only on a "line of sight" basis and therefore require the device to be pointed at the signal receiver on or near the presentation projector. Many of our products now use radio frequency, or RF, communication to eliminate this shortcoming and allow control of distant or hidden systems without aiming. We also support many of the other common communications protocols such as Bluetooth, 802.11 and Zigbee.

         BRANDED PRODUCTS. Our Interlink branded presentation devices are used to control presentation and meeting room equipment. Many of our interface devices also incorporate a pointing button to control the cursor and one or more function selection buttons. Our meeting room products typically control multiple devices such as computers, projectors and DVD players and are also used as standard keyboards.

         Many  of our  remote  presentation  devices  incorporate  our  patented
CLICKTRIGGER button, which allows the presenter to enter the most common commands (usually to advance to the next slide of a presentation) with the index finger, leaving the thumb free for less commonly used functions. These devices are ergonomically designed to allow the device to fit into the hand so that all controls and functions are available without shifting the position of the device, making it easier to locate the appropriate button.

CUSTOMERS

         E-Transactions: Within the e-transactions market, we serve a diverse set of customers across several industries including DealerTrack, Inc., Eastman Kodak Company, Ford Credit Corporation, Jackson National Life Insurance Company, Nationwide Building Society, Prudential, State Farm Mutual Automobile Insurance Company, Charles Schwab & Company, Inc., Veterans Administration Hospitals, DaimlerChrysler Services North America, LLC and Wells Fargo.

         Specialty Components: Selected specialty component customers include manufacturers of handheld devices such as iRiver, Sony, LG, Pantech and Siemens, as well as computer and computer peripheral manufacturers including an assortment of medical device and other equipment manufacturers.

         Branded and OEM Remotes: We sell advanced wireless input devices principally to OEMs and as branded products through a variety of distributors and value added resellers. We serve a broad range of customers including many of the leading global electronics companies such as Acer, BenQ, Dell, Hewlett-Packard, Hitachi, IBM, InFocus, Lenovo, Mitsubishi, Panasonic, Sanyo, Sharp, Sony and Toshiba. We offer our branded products through leading distributors and resellers such as Ingram Micro, CDW, Insight and PC Connection.

           As a result of having served many of these clients over a number of years, we believe that we have established a reputation as a dependable producer of quality devices and components and as an innovator of solutions that support our clients.

TECHNOLOGIES

         We develop technologies in several areas: force sensing resistors, or FSRs, wireless communications and remote control user interfaces. We also develop software to implement many of the applications for which our products are used.

         FORCE SENSING RESISTORS. Many of our products incorporate one or more FSRs. A basic FSR can detect and accurately measure a force applied to it, thereby enabling precise control of the process applying the force.

         More complex sensors are also possible. One configuration, known as a "four zone" sensor, has four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. By toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. An FSR sensor can also serve as a touchpad by creating a two-dimensional surface capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. In contrast to most standard touchpads, FSR touchpads can also measure the amount of pressure applied at any point on the grid, thereby creating a three-dimensional characterization of input along X, Y, and P (pressure) axes. This type of device can be used to support functions such as handwriting input, where not only the outline of the signature but the pressure applied in writing it, can be measured, or computer cursor control, where variable cursor speed is desirable. Other sensor configurations include the strip and ring sensors which measure position and pressure of the touch. These are commonly used to create scrolling and panning interfaces for control of handheld and other devices.

         Our FSR sensors can be as thin as one-hundredth of an inch, making them particularly well suited for use where space is a critical issue, as in notebook and sub-notebook keyboards and handheld devices. In finger-sensing applications, such as touch pads and scroll rings, they consume significantly less power than do capacitive sensors, the principal competing technology. FSRs are therefore an appropriate choice for products that depend on battery power, and particularly for products with limited battery capacity. Also, unlike capacitive sensors which react to the electrical capacitance in a human finger, FSRs react to pressure from any object and therefore support pen or gloved hand activation. FSR sensors have no moving parts and can be packaged in a sealed environment. They are therefore highly reliable, retaining their performance through millions of actuations, even in adverse environments involving heat, moisture, and chemical contamination.

         WIRELESS COMMUNICATIONS AND REMOTE CONTROLS. We have expertise in and can support any of the popular wireless communication protocols and have developed our own proprietary communication technologies as well. We have also created a number of applications that allow our hardware technologies to support specific functions. These applications, for example, enable our sensors to support our patented Pad-To-Screen (PTS) mapping, context sensitive scrolling and gesture control technologies. We expect to develop, or work with others to develop, new applications that will allow our intuitive interface devices to control an ever increasing number of interactive functions.

         We maintain active, in-house product design, engineering support and advanced technology departments in the U.S., Japan and China and have a relationship with an outside software development firm that provides access to additional application developers for electronic transition software. As appropriate, we engage outside development firms to facilitate the integration of our products into our customers' products or handle peak loads greater than our internal capacity.

INTELLECTUAL PROPERTY

         We consider our intellectual property to be a key element of our ability to compete in our chosen markets. Our intellectual property portfolio consists of trade secrets, patents and proprietary software.

         TRADE SECRETS. FSR sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are conducted in-house at Interlink to maintain quality and protect the force sensing technology. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR sensors require considerable expertise. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. In the course of developing our products, we have developed expertise in various aspects of wireless communication, signature content and verification, document security and other matters that we believe afford us a meaningful advantage in our target markets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

         PATENTS. We regularly file U.S. and foreign patent applications to cover new or improved technologies, manufacturing methods, and product designs. These filings protect methods of manufacturing FSR sensors and new innovations in types of FSR sensors, as well as inventions related to wireless communication and intuitive control.

         The first of our patents for FSRs, which cover certain aspects of the use of an uneven surface to produce variable resistance, expired in 1999 and others expired between then and mid 2002. However, the FSR sensors that we make today are covered by a number of patents related to their function, formulation and manufacture. Our issued FSR-related patents expire between 2011 and 2020. Additional FSR-related patents are pending that, if issued, would expire around 2026.

         Patents covering wireless communications and intuitive control inventions relate to our patented high-speed infrared technology as well as various intuitive control and ergonomic features of our advanced pad-based home entertainment/personal computer remote controls. These technologies allow intuitive gestures on pad-based remote controls to control home entertainment systems, or to highlight parts of a slide during a presentation. They also include our CLICKTRIGGER input key.

         Issued patents covering wireless communications and intuitive control inventions will expire between 2016 and 2023. Additional such patents are pending that, if issued, would expire in 2026.

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

SALES AND MARKETING

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

         With the development of our MICRONAV family of sensors, we have considerably broadened the range of OEM applications that our products address. We are aggressively pursuing opportunities to develop these applications by working with our OEMs to design our solutions into their products. To achieve this result, our specialty components business is supported by internal design engineers who initially determine whether a sales opportunity should be pursued and work with new customers to design a product or component to meet the customer's need.

         For sales of Branded and OEM remote control products, we employ a direct sales team of five people in the U.S., two in Japan and three in Taiwan. In addition, we have sales and marketing representation in Korea, Singapore and the United Kingdom. Each sales team is supported by inside sales personnel, product managers and application engineers.

         Current distribution channels for our branded products consist of distributors such as Ingram Micro and Tech Data, catalogs and specialty resellers targeting corporate accounts. We market to these channels with direct sales through our employees. In Europe we use distributors and specialty resellers. We use these distribution channels not only to increase branded product sales but also to establish customer demand for new products that generate OEM sales.

MANUFACTURING

         We seek to maximize protection of our proprietary technology by keeping the development and manufacturing of all FSR sensors at our facility in Camarillo, California. At the same time, we continue to expand our product development and manufacturing capabilities in Asia yet limit the transferring of sensitive technologies.

         Prior to 2001, we contracted directly with offshore contract manufacturers for the manufacture of products other than the sensors themselves. In late 2001, we formed Interlink Electronics Asia Pacific Limited, or IEAP, to coordinate our non-U.S. manufacturing activities. Based in Hong Kong, this wholly owned subsidiary purchases components, assembles them into kits and distributes the kits to one of several contract manufacturers for assembly. Finished products are shipped to the customer at the direction of IEAP. IEAP maintains an active oversight and quality control program and regularly evaluates the capacity and performance of its contract manufacturers. We believe that there exists a wide range of choice of contract manufacturers and that manufacturing can be shifted to other manufacturers, if necessary, without significant interruption of business.

         We acquire raw materials and components for our FSR sensors from a number of sources, mostly within the United States. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of which are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods.

COMPETITION

         Our E-transactions market is emerging and competition exists today. Competitors consist primarily of relatively smaller organizations, with respect to revenue and headcount, which are singularly focused. However, a wide variety of companies that currently supply products or services to our targeted customers can be expected to try to expand the range of products or services that they offer to include advanced signature input devices. Also, manufacturers of basic point-of-sale signature input devices may develop more advanced features that address our target markets. If the market for these products grows as we believe it will, it can be expected to attract additional competitors.

         Our Specialty Components business faces competition from a variety of sources depending on the application. This is especially true in the cell phone and MP3 markets where numerous technologies compete.

         In our OEM Remotes and Branded Products market, we face competition from manufacturers of less advanced remote devices, including Hoshiden Corporation, SMK Corporation and Koninklijke Philips Electronics N.V, as well as our OEM customers themselves who could choose to manufacture some or all of the products or components that they currently buy from us. With Branded Products, we face competition from a number of aftermarket control device competitors, including Logitech, Targus and Kensington.

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

EMPLOYEES

         The Company had 202 employees as of December 31, 2005. Of that number, 127 are full-time employees in the United States with 118 at our corporate offices and manufacturing facilities in California and 8 located at our regional sales offices in the U.S. We have one employee in our regional sales office in Canada, and five employees in our regional sales office in Taiwan. Our Japanese subsidiary had 22 employees and 48 employees were associated with our Hong Kong subsidiary.

AVAILABLE INFORMATION

         We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information. The SEC's Internet address is http://www.sec.gov.

         We also make available free of charge through our Internet website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practical after we file such materials with the SEC (http://www.interlinkelectronics.com). Information contained on the Company's website is not part of this report or any other report filed with the SEC.

ITEM 1A. RISK FACTORS

WE ARE ENTERING NEW MARKETS AND IF WE FAIL TO ACCURATELY PREDICT THE GROWTH OF THESE NEW MARKETS, WE MAY SUFFER REDUCED EARNINGS.

         Historically, our sales were concentrated in the specialty components markets, as well as remote control devices for presentation projectors. However, we have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as television remotes and the e-transactions market. We expect to continue to identify and develop products for new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be accurately able to forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses or reduced earnings.

OUR OEM REMOTE CONTROLS BUSINESS IS FOCUSED ON CONSUMER MARKETS THAT ARE INTENSELY PRICE COMPETITIVE. IF WE CANNOT GENERATE VOLUME AND RELATED MANUFACTURING EFFICIENCIES REQUIRED TO COMPETE IN THESE MARKETS, OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Historically, our OEM Remote Controls business was focused on selling remote devices in the presentation projector market. As a specialty market, this sector generated relatively low sales volumes with correspondingly high margins. However the presentation projector market has become more consumer-oriented and price competition has increased. We have shifted our OEM Remote Controls business toward sales to manufacturers of advanced viewing devices which is also very consumer-oriented and price competitive but which offers the potential for higher volumes. If we cannot increase production and sales volume, or if we otherwise fail to achieve production efficiencies, our results of operations and financial position will be adversely affected.

FAILURE TO MAINTAIN, DEVELOP AND EXPAND OUR OEM RELATIONSHIPS COULD CAUSE DEMAND FOR OUR PRODUCTS TO DECREASE.

         Sales to OEMs constituted 30% of our total sales in 2005. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our OEM Remote Controls products are sold to OEMs and consist primarily of remote devices that are packaged with advanced viewing devices, televisions or presentation systems. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems it will significantly decrease demand for our remote devices.

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

         In 2005, approximately 52% of our total sales were to our OEM Remote Controls customers and most of these sales were to OEM customers. With the advent of our MICRONAV family of sensors, we expect that our reliance on OEM sales will increase. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. From time to time, we expect to lose other significant revenue streams and will be required constantly to seek new opportunities with new and existing customers. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

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

INTERNATIONAL SALES AND MANUFACTURING RISKS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our revenue from international sales accounted for approximately 55%, 60% and 51% of net sales for 2005, 2004 and 2003, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third parties in China. Our international operations involve a number of risks, including:

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

            When it goes into effect, the ROHS will limit the use of certain restricted raw materials in production of consumer goods that are sold in Europe. Many of these restricted materials are found in our products and in the components we have in our inventory. Although the ROHS is not effective until late 2006, many of our OEM customers are implementing the ROHS restrictions early and are requiring our products to be ROHS-compliant. We previously determined that we would not be able to adequately reduce our inventory of non-compliant materials and, as a result, we recorded an expense of $900,000 to create a reserve for obsolescence. While we currently believe our reserve is adequate, we may need to reassess it if other OEM customers begin demanding ROHS-compliant products prior to the effective date of ROHS or if other markets adopt similar restrictions.

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

         In our Annual Report for the year ended December 31, 2004, we reported material weaknesses in our internal control over financial reporting. Additional material weaknesses were identified in 2005. As a result of these material weaknesses, we were required to restate several of our historical financial statements. We have taken significant measures to improve our financial reporting process but, despite these measures, continued to have material weaknesses as of December 31, 2005. As a result, management and our auditors have concluded that our internal control over financial reporting was ineffective as of December 31, 2005. These matters are more fully described elsewhere in this report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures--Internal Control Over Financial Reporting."

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

         Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our Chief Executive Officer, our former Chief Financial

Officer and our directors, alleging mismanagement. These actions will require a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. The time and expense required to defend these claims may also affect our cash resources and ability to pursue our strategy. There is also no assurance that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  PROPERTIES

         Our corporate offices and principal manufacturing facilities are located in a 44,110 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until February 28, 2010 (with one option to extend for an additional sixty month period) and provides for a monthly rent payment of $29,113 with a 3% annual increase. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo, Japan. Our Hong Kong subsidiary, Interlink Electronics Asia Pacific Limited, leases office space in Hong Kong and warehouse space in Hong Kong and mainland China.

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

         In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee by Dorsey & Whitney, LLP. Dorsey & Whitney retained the services of PricewaterhouseCoopers LLP with respect to various forensic accounting and electronic procedures performed in the course of the investigation. The internal investigation and findings are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains information as of July 15, 2006 with respect to each person who is an executive officer of Interlink:

NAME                              AGE   POSITION
-------------------------------   ---   --------------------------------------
E. Michael Thoben, III.........   52    President, Chief Executive Officer and
                                          Chairman of the Board
Charles C. Best................   46    Chief Financial Officer and
                                          Secretary
Michael W. Ambrose.............   47    Senior Vice President,
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

         CHARLES C. BEST has served as Interlink's chief financial officer and secretary since August 2005. Mr. Best joined Interlink Electronics, Inc. in June 2005 as the vice president of finance. From June 2004 to April 2005, Mr. Best worked for Celetronix USA, Inc., an electronics service manufacturer, as the vice president and corporate controller. From December 1999 through May 2004, Mr. Best served as executive vice president and chief financial officer of BioSource International, Inc., a biotech reagent company. Mr. Best served four and a half years as vice president and chief financial officer of Cogent Light Technologies, Inc., a company engaged in the manufacture of surgical lighting instruments. From 1989 to 1995, Mr. Best worked in various positions including corporate controller for 3D Systems, Inc., a company engaged in the manufacture and sale of high tech rapid prototyping equipment. Mr. Best is a certified public accountant and holds a B.S. degree in business administration and accounting from San Diego State University.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         As of April 10, 2006, our common stock trades on the OTC Bulletin Board under the symbol "LINK.PK." Prior to April 10, 2006, our common stock traded on the Nasdaq National Market under the symbol "LINK." The following table sets forth the high and low closing prices for the common stock as reported on the OTC Bulletin Board and the Nasdaq National Market for the quarters indicated, as applicable. These prices do not include retail markups, markdowns or commissions.

                                                                 LOW       HIGH
                                                                -----     ------
YEAR ENDED DECEMBER 31, 2004
   First Quarter.............................................   $6.45     $12.15
   Second Quarter............................................    7.43      12.37
   Third Quarter.............................................    7.31       9.99
   Fourth Quarter............................................    7.55       9.94
YEAR ENDED DECEMBER 31, 2005
   First Quarter.............................................   $6.14      $7.09
   Second Quarter............................................    5.06       5.80
   Third Quarter.............................................    5.02       5.50
   Fourth Quarter............................................    2.95       3.68

         On June 30, 2006, the closing price of our common stock on the OTC Bulletin Board was $3.15. As of June 30, 2006 there were approximately 59 stockholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlink's outstanding common stock is held of record in broker "street names" for the benefit of individual investors. As of June 30, 2006, there were 13,774,126 shares outstanding.

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

ISSUER PURCHASES OF EQUITY SECURITIES MADE DURING THE FOURTH QUARTER OF FISCAL 2005

We did not repurchase any shares of our stock in the fourth quarter of 2005.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below was derived from the audited consolidated financial statements of the Company. Our consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003 were audited by BDO Seidman, LLP and our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 were audited by other auditors. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations, the financial statements and the notes thereto and the other financial information included therein. Historical results are not necessarily indicative of future performance.

                                                      Year Ended December 31,
                                     --------------------------------------------------------
                                       2005       2004(3)     2003(3)     2002(3)     2001(3)
                                     --------    --------    --------    --------    --------
                                              (In thousands, except per-share data)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues .........................   $ 38,239    $ 35,406    $ 31,042    $ 25,042    $ 25,265
Cost of revenues .................     30,181      24,811      19,676      16,959      16,454
                                     --------    --------    --------    --------    --------
Gross profit .....................      8,058      10,595      11,366       8,083       8,811
Operating expenses:
  Product development and research      4,586       4,158       3,418       3,336       3,518
  Selling, general and
    administrative ...............     11,844      10,238       8,172       7,457      10,637
                                     --------    --------    --------    --------    --------
    Total operating expenses .....     16,430      14,396      11,590      10,793      14,155
                                     --------    --------    --------    --------    --------
Operating loss ...................     (8,372)     (3,801)       (224)     (2,710)     (5,344)
                                     --------    --------    --------    --------    --------
Other income (expense):
  Minority interest ..............       --          --          --            68         (12)
  Interest income (expense), net .        162          15         (44)       (132)        174
  Other ..........................        (95)         17          48         (23)         45
                                     --------    --------    --------    --------    --------
     Total other income (expense)          67          32           4         (87)        207
                                     --------    --------    --------    --------    --------
Loss before provision for income
  tax expense (benefit) ..........     (8,305)     (3,769)       (220)     (2,797)     (5,137)
Provision for income tax expense
  (benefit)(2) ...................       --          --            28       1,301        (764)
                                     --------    --------    --------    --------    --------
Net loss .........................   $ (8,305)   $ (3,769)   $   (248)   $ (4,098)   $ (4,373)
                                     ========    ========    ========    ========    ========

Loss per share-basic(1)(2) .......   $  (0.61)   $  (0.31)   $  (0.02)   $  (0.42)   $  (0.45)
Loss per share-diluted(1)(2) .....   $  (0.61)   $  (0.31)   $  (0.02)   $  (0.42)   $  (0.45)

Weighted average shares-basic(1) .     13,721      11,972      10,339       9,766       9,645
Weighted average shares-diluted(1)     13,721      11,972      10,339       9,766       9,645

                                                            DECEMBER 31,
                                     --------------------------------------------------------
                                       2005       2004(3)     2003(3)     2002(3)     2001(3)
                                     --------    --------    --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA:                          (In thousands)
Working capital                      $ 22,952    $ 30,455    $ 18,873    $ 16,414    $ 19,333
Total assets                           33,171      39,948      25,582      21,766      26,641
Short term debt                           154         491         706         933       1,923
Long term debt                            154         405       1,010       1,401       1,855
Stockholders' equity                   24,272      32,091      19,370      16,300      17,943

----------
(1) As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.
(2) Adjustments to provisions for income tax expense during these periods have fluctuated due to the deferred tax asset valuation allowance. This has affected the comparability of net income (loss) and earnings per share amounts.
(3)      As restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We develop, manufacture, market and sell intuitive interface devices and components for a variety of business and home applications worldwide. We generate revenues from the sale of our hardware products, including pen input and signature pads, integrated cursor control devices and interactive remote input devices. To a lesser but increasing extent, we derive revenue from the sale of software combined with our hardware. Depending on the application, this software may be internally developed or purchased from software partners.

         We record our revenue in four market segments: e-transactions (input devices for the electronic signature markets); specialty components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions); OEM remote controls (wireless intuitive input device and sensor products for use with presentation projectors and advanced viewing devices) and Interlink branded products (aftermarket remote control devices sold through retail channels). We have addressed our specialty components market since our inception in 1985. Our other three markets have evolved out of our specialty components market. We have addressed our OEM remotes market as a separate market since 1994 and separately since 2005, branded products since 1994 and our e-transactions market since 1999. The relative revenue and gross profit contributions of each of these segments is provided below in RESULTS OF OPERATIONS-BUSINESS SEGMENT OVERVIEW.

2005 OVERVIEW

         In 2005, we achieved modest overall revenue growth, compared to 2004, principally as a result of an increase in e-transactions revenue. Revenues from OEM remotes, historically our largest market, was flat, compared to 2004, as a result of a decrease in sales of business communication products and an offsetting increase in sales of advanced viewing device products. In November 2005, we announced a restructuring of our OEM remotes business as a result of adverse trends in the presentation projector market. In the restructured business we are pursuing new orders for OEM remote controls on a more selective basis and therefore expect to see a continuing decline in revenue from the presentation projector market offset by an increase in controllers for advanced viewing devices. We are continuing our emphasis on our e-transactions and specialty components markets and expect to continue to achieve strong revenue growth in those markets. In the specialty components market, we are continuing to emphasize our MICRONAV sensors for use in small, battery operated devices such as digital music players and cell phones.

         We continued to be challenged in 2005 by decreasing margins in our OEM remotes business and by increases in general and administrative costs, compared to 2004. The decreasing margins are a result of competitive market pressures in the lower end of the OEM presentation projector market. The increase in general and administrative costs is due primarily to increases in accounting personnel and consultants required to deal with the need to restate various historical financial statements and to add internal accounting capability in order to achieve an adequate system of internal controls over financial reporting. We expect the increased general and administrative cost to continue, although possibly at lower levels than in 2004 and 2005, and therefore seek to reduce it over time as a percentage of revenue by increasing revenue in the markets we are emphasizing.

         Cash and cash equivalents at December 31, 2005 totaled $13.9 million. We consumed $5.1 million of cash in 2005 primarily to fund our 2005 operations.

OUTLOOK

         We expect continued growth in our e-transactions market as our products continue to set the standard for advanced e-transaction support and more companies make decisions to automate their document process. In addition to growth in unit sales, we expect to achieve revenue growth as a result of continuing functionality enhancements, such as the addition of thumbprint, voice and other recognition technologies. As has been the case in the past, we expect revenue in this sector to fluctuate on a quarterly basis as sales tend to be in the form of a relatively small number of large contracts.

         We expect our specialty products market to experience steady annual growth based on our MICRONAV sensor products. In 2004 we had some important initial design wins and we continued in 2005 to expand our target markets, including most notably the cell phone market. Actual results will depend not only on our success in convincing customers to incorporate our sensors in their products but also on the success of the products in which our sensors are incorporated, Accordingly, we believe that the amount of growth in this sector is difficult to predict.

         We expect our OEM remotes business to experience flat to moderate growth in 2006 as a result of continuing decline in sales of our remotes to presentation projector manufacturers offset by an increase in sales of advanced viewing device remotes. We intend to pursue this market selectively with a view to achieving improved margins.

         With the exception of the fourth quarter of 2005, our branded business communication business has been growing since we implemented a new distribution plan in 2004. We expect year over year growth to continue in 2006.

         As previously noted, we experienced substantial increases in general and administrative costs in 2004 and 2005, primarily the result of new and complex financial control requirements and associated audit costs and a substantial build-up in our internal accounting capability. We expect general and administrative costs could continue to increase as the company continues to improve its infrastructure and comply with regulatory requirements. Additionally, a number of the opportunities that we are considering involve investments in technology, infrastructure or both. Based on these issues, we do not expect that the company will achieve profitability in 2006.

         We are involved in class action and derivative proceedings based on our recent restatements. In connection with that litigation, we may be liable for costs, expenses or other amounts not covered by insurance.

         We expect to use current cash to fund our operations in 2006. As a result of the pursuit of new opportunities, the funding of continued operating losses or the litigation described above, we may find it advisable to raise additional capital through financings to increase our cash resources. There is no assurance that such financings will be possible or on terms attractive to existing investors.

CURRENT OPPORTUNITIES AND CHALLENGES

         Our principal challenge is to manage margins in our OEM remotes business while continuing to invest in our e-transactions and specialty products businesses as they grow to achieve the revenue levels that will sustain and justify our investments in them. As our business becomes more diverse and complex, we face challenges in adapting our internal accounting systems to meet new challenges. Our ability to manage these businesses will define the level of our success over the next two to three years.

         Management faces the constant challenge of balancing its investment in new technology, product development marketing initiatives and enhanced infrastructure and regulatory costs, against the objective of steady earnings growth. A decision to make a significant investment in a new technology, product or marketing effort may have a short-to-medium term negative impact on earnings even if the investment proves to be justified. We are considering investments in technologies and infrastructure that will increase operating costs and, in the short term, decrease margins and negatively impact earnings. We are looking at a number of ways to make these investments including internal development, acquisitions and partnering with others. We may be constrained in pursuing some of these options by our cash position.

FORWARD LOOKING STATEMENTS

         This Report, including the two immediately preceding sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements because they describe management's intentions or expectations with respect to future events or future possibilities. Such statements involve inherent risks and uncertainties, many of which are described in the section entitled "Risk Factors" in this Report. It is likely that, as a result of such risks and uncertainties, management's assessment of future events and the forward-looking statements contained in this Report will prove to be incorrect. As a result, while such statements may be relied on as a reflection of management's expectations as of the date of this Report, they should not be read as constituting any assurance that such expectations will be realized or that management's expectations will not change.

QUARTERLY FINANCIAL PERFORMANCE

         The following table presents certain financial information for each of the following quarters:

                                                             QUARTER ENDED (UNAUDITED)
                                                        (In thousands except per share data)
                 -------------------------------------------------------------------------------------------------------------------
                    DEC.       SEPT.       JUN.        MAR.        DEC.        SEPT.       JUN.        MAR.       DEC.        SEPT.
                    31,         30,         30,         31,         31,         30,         30,         31,        31,         30,
                   2005        2005       2005(1)     2005(1)     2004(1)     2004(1)     2004(1)     2004(1)    2003(1)     2003(1)
--------------   --------    --------    --------    --------    --------    --------    --------    --------   --------    --------
Revenues .....   $  8,484    $ 10,223    $ 10,263    $  9,269    $  9,682    $  9,556    $  8,232    $  7,936   $  8,716    $  7,848
--------------   --------    --------    --------    --------    --------    --------    --------    --------   --------    --------
Gross Profit .   $  1,691    $  1,292    $  1,819    $  3,256    $  2,190    $  2,088    $  3,183    $  3,134   $  2,025    $  3,285
--------------   --------    --------    --------    --------    --------    --------    --------    --------   --------    --------
Net Income
 (loss) ......   $ (3,256)   $ (2,689)   $ (1,961)   $   (398)   $ (2,067)   $ (1,690)   $    (78)   $     66   $   (907)   $    238
--------------   --------    --------    --------    --------    --------    --------    --------    --------   --------    --------
Earnings
 (loss) per
  share -
  basic ......   $  (0.24)   $  (0.20)   $  (0.14)   $  (0.03)   $  (0.15)   $  (0.15)   $  (0.01)   $   0.01   $  (0.08)   $   0.02
--------------   --------    --------    --------    --------    --------    --------    --------    --------   --------    --------
Earnings
 (loss) per
  share -
  diluted ....   $  (0.24)   $  (0.20)   $  (0.14)   $  (0.03)   $  (0.15)   $  (0.15)   $  (0.01)   $   0.01   $  (0.08)   $   0.02


                    -------------------
                      JUN.       MAR.
                       30,        31,
                      2003       2003
--------------      --------   --------
Revenues .....      $  7,476   $  7,002
--------------      --------   --------
Gross Profit .      $  3,126   $  2,930
--------------      --------   --------
Net Income
 (loss) ......      $    181   $    240
--------------      --------   --------
Earnings
 (loss) per
  share -
  basic ......      $   0.02   $   0.02
--------------      --------   --------
Earnings
 (loss) per
  share -
  diluted ....      $   0.02   $   0.02

(1)      As restated

         Quarterly revenues have increased by 21% on a cumulative basis since March 2003. Sequential growth occurred in each quarter of 2003. The first quarter of 2004 showed a decline in revenues compared to the fourth quarter of 2003 but we then showed sequential growth for the following year. The first quarter of 2005 also saw a decline in revenues from the fourth quarter of 2004, but we then showed sequential growth for the next two quarters. The fourth quarter of 2005 saw a decline in revenues due in part to lower sales to our branded products channel and distributor partners as we began a program to better align our operational activities and manufacturing flow more evenly throughout each quarter. This allowed for more operational efficiencies and will more strongly align our partner relationships to our operational strategies.

         Our gross profit has fluctuated over the past twelve quarters. Quarterly gross profit in 2003 ranged from 23% to 42% with the fourth quarter's margin of 23% being affected by a write off of approximately $1.2 million related to a certain vendor receivable as discussed in more detail below. For 2004, quarterly gross profits as a percentage of sales ranged from 22% to 40%, with the third and fourth quarters of 2004 gross margins being affected by higher material costs due to the ramp up of remote control sales of our home entertainment market segment. Margins for 2005 were lower in the last half of the year compared to the first two quarters of the year due to increased costs associated with the introduction of new EPAD products and due to additional inventory reserves related to excess and obsolete inventory resulting from the slowdown in the OEM segments of our business.

         Earnings generally remained flat in 2003 with the exception of the fourth quarter, which was impacted by the $1.1million charge to cost of sales as noted below. For the first quarter of 2004, we experienced marginal net income. We have experienced net losses since the second quarter of 2004. During this period revenue has continued to be relatively steady and strong, while gross profits and earnings have been impacted by revenues being derived from sales of wireless input devices on which we earn lower margins. We have also been impacted by substantially increased selling, general and administrative expenses as we incurred financial and accounting costs required by new legislation and in building a more robust finance and accounting infrastructure.

         On March 9, 2005, we reported the restatement of our financial statements for the first three quarters of 2004. The restatements were due to a misinterpretation of the revenue recognition guidelines regarding a "bill and hold" product sale in the first quarter of 2004. The resulting restatements decreased revenues in the first quarter of 2004 by $498,000 and increased revenues by $74,000 and $114,000 in the second and third quarters of 2004, respectively. Gross profit and net income were reduced in the first quarter of 2004 by $218,000 and increased by $33,000 and $50,000 in the second and third quarters of 2004, respectively. Also, in the third quarter of 2004, we underestimated the ramp up costs and low yields of the start up of our high volume home entertainment remote control business and overstated inventory and the amount of manufacturing overhead allocable to inventory. The resulting restatement increased cost of sales and decreased inventory by $1.2 million and resulted in a net decrease to gross profit and net income of $1.1 million in the third quarter of 2004.

         On November 2, 2005, we reported our intention to make additional restatements to our financial results for the years ended December 31, 2003 and December 31, 2004 and the first two quarters of 2005. The additional restatements reflect adjustments to correctly account for the following four items:

         o The first item involves a key vendor and was identified in a recent reconciliation of accounts with that vendor. This issue relates to a net write-off of $1.1 million of certain receivables primarily originating in the fourth quarter of 2003 due from the vendor, with $167,000 of that amount originating in the fourth quarter of 2002, and the recording of $1.0 million in payables due to that same vendor that were not properly recorded in the Company's accounting system for the third and fourth quarters of 2004 and the first and second quarters of 2005.

         o The second item relates to the understatement of cost of sales in the second quarter of 2005 of $372,000 as a result of certain inventory components being doubled counted and thus overstated in inventory as of June 30, 2005.

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

         These additional restatements reduced stockholders' equity by an aggregate of $2.7 million and affected prior periods as follows:

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

         During the closing process for our 2005 year, two additional restatement issues were discovered. The first issue relates to a terminated employee's ability to extend the time to exercise any stock options vested through their respective termination date in a blackout period. If we are in a blackout period, we will allow the terminated employee to extend their time to exercise to 30 days after the blackout period is lifted as opposed to 30 days after termination as stated in the terms of our stock option plan. This practice results in a re-measurement date as defined under stock option accounting rules which require a revaluation of any stock options that were given this benefit.

         As a result of this discovery, we determined we had to evaluate all stock options that have been exercised from 2001 through 2005 and determine who exercised stock options beyond the 30-day period as specified in the stock option plan. We did this and also determined that since notice of this blackout period extension was given to employees on their termination date that date constituted the re-measurement date.

         We have determined that we have material amounts of expense related to the expensing of certain options exercised after the 30-day period in 2001, 2004 and 2005. The amount of compensation expense related to 2001, 2004 and 2005 is $2.4 million, $220,000 and $108,000 respectively. These amounts will be reflected in our financial statements in the appropriate periods.

         The second issue relates to the understatement of cost of sales of $837,000 in 2004 and an overstatement of cost of sales of $748,000 in 2005 as a result of certain inventory in transit from the parent company to its Hong Kong subsidiary being overvalued at December 31, 2004.


         These additional restatements reduced stockholders' equity by an aggregate of $2.8 million and affected prior periods as follows:

         o Our net loss for 2001 increased by $2.4 million to a net loss of $4.4 million.

         o Gross profit for 2004 was reduced by $837,000 to a gross profit of $10.6 million and our net loss for 2004 increased by $1.0 million, to a net loss of $3.8 million.

         o Gross profit for 2005 was increased by $748,000 to a gross profit of $8.1 million and our net loss decreased by $640,000 to a net loss of $8.3 million.

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

         Based on the findings of the independent and company investigations as well as senior management's evaluation of the effectiveness of the design and operation of the company's controls and procedures, the Committee determined that inadequate internal controls contributed to the restatement issues. The primary control deficiencies are identified on pages 46 to 47 of this Form 10-K.

         The following tables present certain financial information for each of the restated quarters, as originally reported, as affected by both the original restatement and the additional restatements and as restated:

                                          AS                             AS
                                      ORIGINALLY       ORIGINAL      ORIGINALLY       ADDITIONAL
                                       REPORTED      RESTATEMENT(1)   RESTATED(1)    RESTATEMENTS    AS RESTATED
                                     ------------    ------------    ------------    ------------    ------------
                                                         (in thousands except per share data)
----------------------------------   ------------    ------------    ------------    ------------    ------------
1ST QUARTER 2001
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      7,389    $       --      $      7,389    $       --      $      7,389
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,272            --             3,272            --             3,272
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net income (loss) ................            733            --               733          (2,282)         (1,549)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic             N/A             N/A             N/A             N/A             N/A
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................            N/A             N/A             N/A             N/A             N/A
----------------------------------   ------------    ------------    ------------    ------------    ------------

2ND QUARTER 2001
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      6,539    $       --      $      6,539    $       --      $      6,539
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................            854            --               854            --               854
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net loss .........................         (1,818)           --            (1,818)            (67)         (1,885)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic             N/A             N/A             N/A             N/A             N/A
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................            N/A             N/A             N/A             N/A             N/A
----------------------------------   ------------    ------------    ------------    ------------    ------------

3RD QUARTER 2001
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      6,036    $       --      $      6,036    $       --      $      6,036
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          2,464            --             2,464            --             2,464
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net loss .........................           (462)           --              (462)            (10)           (472)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic             N/A             N/A             N/A             N/A             N/A
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................            N/A             N/A             N/A             N/A             N/A
----------------------------------   ------------    ------------    ------------    ------------    ------------

4TH QUARTER 2003
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      8,716    $       --      $      8,716    $       --      $      8,716
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,339            --             3,339          (1,314)          2,025
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net income (loss) ................            407            --               407          (1,314)           (907)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic    $       0.04    $       --      $       0.04    $      (0.12)   $      (0.08)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................   $       0.04    $       --      $       0.04    $      (0.12)   $      (0.08)
----------------------------------   ------------    ------------    ------------    ------------    ------------

1ST QUARTER 2004
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      8,434    $       (498)   $      7,936    $       --      $      7,936
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,352            (218)          3,134            --             3,134
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net income (loss) ................            317            (218)             99             (33)             66
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic    $       0.03    $      (0.02)   $       0.01    $      (0.00)   $       0.01
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................   $       0.03    $      (0.02)   $       0.01    $      (0.00)   $       0.01
----------------------------------   ------------    ------------    ------------    ------------    ------------

2ND QUARTER 2004
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      8,158    $         74    $      8,232    $       --      $      8,232
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,150              33           3,183            --             3,183
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net income (loss) ................             76              33             109            (187)            (78)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic    $       0.01    $       0.00    $       0.01    $      (0.02)   $      (0.01)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................   $       0.01    $       0.00    $       0.01    $      (0.02)   $      (0.01)
----------------------------------   ------------    ------------    ------------    ------------    ------------

(1)      Reported on March 9, 2005

                                          AS                             AS
                                      ORIGINALLY       ORIGINAL      ORIGINALLY       ADDITIONAL
                                       REPORTED      RESTATEMENT(1)   RESTATED(1)    RESTATEMENTS    AS RESTATED
                                     ------------    ------------    ------------    ------------    ------------
                                                          (in thousands except per share data)
----------------------------------   ------------    ------------    ------------    ------------    ------------
3RD QUARTER 2004
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      9,442    $        114    $      9,556    $       --      $      9,556
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,456          (1,119)          2,337            (249)          2,088
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net loss .........................           (322)         (1,119)         (1,441)           (249)         (1,690)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Loss per share - basic ...........   $      (0.03)   $      (0.09)   $      (0.12)   $      (0.02)   $      (0.15)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Loss per share - diluted .........   $      (0.03)   $      (0.09)   $      (0.12)   $      (0.02)   $      (0.15)
----------------------------------   ------------    ------------    ------------    ------------    ------------

4TH QUARTER 2004
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      9,683    $       --      $      9,683    $         (1)   $      9,682
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,205            --             3,205          (1,015)          2,190
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net loss .........................         (1,052)           --            (1,052)         (1,015)         (2,067)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Loss per share - basic ...........   $      (0.08)   $       --      $      (0.08)   $      (0.07)   $      (0.15)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Loss per share - diluted .........   $      (0.08)   $       --      $      (0.08)   $      (0.07)   $      (0.15)
----------------------------------   ------------    ------------    ------------    ------------    ------------

1ST QUARTER 2005
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $      9,269    $       --      $      9,269    $       --      $      9,269
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          2,722            --             2,722             534           3,256
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net income (loss) ................           (910)           --              (910)            512            (398)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share - basic    $      (0.07)   $       --      $      (0.07)   $       0.04    $      (0.03)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................   $      (0.07)   $       --      $      (0.07)   $       0.04    $      (0.03)
----------------------------------   ------------    ------------    ------------    ------------    ------------

2ND QUARTER 2005
----------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues .........................   $     10,263    $       --      $     10,263    $       --      $     10,263
----------------------------------   ------------    ------------    ------------    ------------    ------------
Gross Profit .....................          3,355            --             3,355          (1,536)          1,819
----------------------------------   ------------    ------------    ------------    ------------    ------------
Net loss .........................           (342)           --              (342)         (1,619)         (1,961)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Loss per share - basic ...........   $      (0.02)   $       --      $      (0.02)   $      (0.12)   $      (0.14)
----------------------------------   ------------    ------------    ------------    ------------    ------------
Loss per share - diluted .........   $      (0.02)   $       --      $      (0.02)   $      (0.12)   $      (0.14)
----------------------------------   ------------    ------------    ------------    ------------    ------------

(1)      Reported on March 9, 2005

         The following table presents the effects of both the original restatement and the additional restatements on the years ended December 31, 2001, December 31, 2003 and December 31, 2004, which have been previously reported, and our results for those periods, as restated:

                                          AS                             AS
                                      ORIGINALLY       ORIGINAL      ORIGINALLY       ADDITIONAL
                                       REPORTED      RESTATEMENT(1)   RESTATED(1)    RESTATEMENTS    AS RESTATED
                                     ------------    ------------    ------------    ------------    ------------
                                                          (in thousands except per share data)
----------------------------------   ------------    ------------    ------------    ------------    ------------
FY 2001
----------------------------------   ------------    ------------   ------------    ------------    ------------
Revenues .........................   $     25,265    $       --     $     25,265    $       --      $     25,265
----------------------------------   ------------    ------------   ------------    ------------    ------------
Gross Profit .....................          8,811            --            8,811            --             8,811
----------------------------------   ------------    ------------   ------------    ------------    ------------
Net loss .........................         (2,014)           --           (2,014)         (2,359)         (4,373)
----------------------------------   ------------    ------------   ------------    ------------    ------------
Loss per share - basic ...........   $      (0.21)   $       --     $      (0.21)   $      (0.24)   $      (0.45)
----------------------------------   ------------    ------------   ------------    ------------    ------------
Loss per share - diluted .........   $      (0.21)   $       --     $      (0.21)   $      (0.24)   $      (0.45)
----------------------------------   ------------    ------------   ------------    ------------    ------------

FY 2003
----------------------------------   ------------    ------------   ------------    ------------    ------------
Revenues .........................   $     31,042    $       --     $     31,042    $       --      $     31,042
----------------------------------   ------------    ------------   ------------    ------------    ------------
Gross Profit .....................         12,680            --           12,680          (1,314)         11,366
----------------------------------   ------------    ------------   ------------    ------------    ------------
Net income (loss) ................          1,066            --            1,066          (1,314)           (248)
----------------------------------   ------------    ------------   ------------    ------------    ------------
Earnings (loss) per share - basic    $       0.10    $       --     $       0.10    $      (0.13)   $      (0.02)
----------------------------------   ------------    ------------   ------------    ------------    ------------
Earnings (loss) per share -
diluted ..........................   $       0.09    $       --     $       0.09    $      (0.12)   $      (0.02)
----------------------------------   ------------    ------------   ------------    ------------    ------------

FY 2004
----------------------------------   ------------    ------------   ------------    ------------    ------------
Revenues .........................   $     35,407    $       --     $     35,407    $         (1)   $     35,406
----------------------------------   ------------    ------------   ------------    ------------    ------------
Gross Profit .....................         11,859            --           11,859          (1,264)         10,595
----------------------------------   ------------    ------------   ------------    ------------    ------------
Net loss .........................         (2,284)           --           (2,284)         (1,485)         (3,759)
----------------------------------   ------------    ------------   ------------    ------------    ------------
Loss per share - basic ...........   $      (0.19)   $       --     $      (0.19)   $      (0.12)   $      (0.31)
----------------------------------   ------------    ------------   ------------    ------------    ------------
Loss per share - diluted .........   $      (01.9)   $       --     $      (01.9)   $      90.12)   $      (0.31)
----------------------------------   ------------    ------------   ------------    ------------    ------------

(1)      Reported on March 9, 2005

         We identified material weaknesses in our system of internal controls over financial reporting related to these restatements which are discussed in
Item 9.A "Controls and Procedures" in this Report.

RESULTS OF OPERATIONS

BUSINESS SEGMENT OVERVIEW

         Revenue and gross profit by market segment are shown in the following table:

                                           2005                            2004(1)                         2003(1)
                               -----------------------------    ----------------------------    ----------------------------
                                                PERCENT OF                      PERCENT OF                      PERCENT OF
MARKET SEGMENT                    $000'S        TOTAL SALES        $000'S       TOTAL SALES        $000'S       TOTAL SALES
                               ------------     ------------    ------------    ------------    ------------    ------------
Business Communications(2):
  -Revenue .................   $      6,552          17%        $      6,070         17%        $      8,133         26%
  -Gross Profit ............          3,407                            3,205                           4,312
  -Gross Profit % of Segment
   Revenue .................        52%                              53%                             53%
                               ------------     ------------    ------------    ------------    ------------    ------------
OEM Remotes(3):
  -Revenue .................   $     17,846          47%        $     18,762         53%        $     14,114         45%
  -Gross Profit ............           (632)                           2,185                           2,075
  -Gross Profit (Loss) % of
   Segment Revenue .........       (4)%                              12%                             15%
                               ------------     ------------    ------------    ------------    ------------    ------------
E-Transactions:
  -Revenue .................   $      8,326          22%        $      5,328         15%        $      4,165         14%
  -Gross Profit ............          3,233                            2,491                           2,005
  -Gross Profit % of Segment
   Revenue .................        39%                              47%                             48%
                               ------------     ------------    ------------    ------------    ------------    ------------
Specialty Components:
  -Revenue .................   $      5,515          14%        $      5,246         15%        $      4,630         15%
  -Gross Profit ............          2,050                            2,714                           2,974
  -Gross Profit % of Segment
   Revenue .................        37%                              52%                             64%
                               ------------     ------------    ------------    ------------    ------------    ------------
All Segments:
  -Revenue .................   $     38,239          100%       $     35,406         100%       $     31,042         100%
  -Gross Profit ............          8,058                           10,595                          11,366
  -Gross Profit % of Segment
   Revenue .................        21%                              30%                             37%
                               ------------     ------------    ------------    ------------    ------------    ------------

(1)      As restated.
(2)      Branded Only.
(3)      Comprised   of   business   segments   formerly   known   as   Business
         Communications - OEM and Home Entertainment.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

E-TRANSACTIONS

         In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. Our 2005 e-transaction revenues increased 56% over 2004 due to greater industry adoption of the EPAD product line. We had a number of high quantity EPAD sales to customers which represented the primary reason for the large increase in 2005 revenues compared to 2004. We anticipate this trend to continue as we target a larger client base, including those who have the ability to purchase between 5,000 to 100,000 units per commitment. We see this business segment as having high growth potential in the next few years. E-transaction gross margins are one of our stronger gross margin business segments with gross margins typically ranging between 39% and 48%.

SPECIALTY COMPONENTS

         Our specialty components segment is comprised of our MICRONAV products, which targets the rapidly growing handheld consumer electronics product market and our custom FSRs and FSR-based subassemblies, which target customers in several vertical markets, such as medical devices, industrial input and military input products. Continuing from 2004, we have significantly expanded the MICRONAV market opportunity. As a result, our revenue from the MICRONAV family of products is anticipated to exceed our traditional Specialty market in the very near future. Specialty components revenues increased 5% in 2005 as compared to 2004 due to initial shipments of MICRONAV products to early adopters.

         Specialty component gross margins have declined in 2005 compared to 2004 due to the relatively lower margin associated with the MICRONAV products as compared to our historical specialty components product margins and startup costs associated with this new component of this business segment.

         Because of the early adoption phase of our MICRONAV sensors, Specialty Components has become a marketing focal point. We continue to pursue opportunities to incorporate our sensors in various consumer electronic products. Design cycles for these products are typically long and new business in this market may develop slowly. In addition, product life cycles in this industry can be relatively short. Because of our limited experience to date with these sensors, we are unable to predict the rate at which new business may develop or the margins that will apply to any business that does develop.

OEM REMOTES

         In our OEM remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications.

         In 2005, and similar to the past few years, OEM average selling prices are declining due to market demands. For 2005, OEM remotes revenues decreased 5% as compared to 2004. OEM remotes gross margin declined considerably in 2005 when compared to 2004 as a result of a $2.5 million write-down of certain inventory and tooling fixed assets in the third quarter of 2005 due to the slow down in this market space. Our gross margins have ranged from 12% to 15% in prior years. For 2005, our gross margin loss for OEM Remotes was 4% primarily as a result of the $2.3 million write-down.

BRANDED PRODUCTS

         Overall, 2005 Branded Products revenues grew 8%. Sales of our Communicator Suite (up 49%) and Remote Point Navigator (up 26%) were stronger in 2005 than in 2004 and were key products contributing to our year over year growth. We see this segment of our business continuing to grow as we focus on bringing new products to market and expanding our geographical presence.

         Branded gross margins continue to be strong and remain consistent at 52% to 53%, depending on the product mix in any given quarter or year.

OPERATING EXPENSES

         Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. Our product development and research costs increased $428,000, or 10.3%, from $4.2 million for 2004 to $4.6 million for 2005, due to the development of new products in our OEM remotes, EPAD and MICRONAV product lines. As a percentage of revenues, our product development and research costs remained constant at 12% in 2005 as compared to 2004. We expect that product development and research costs will continue to be at this same or slightly higher level of revenues for the foreseeable future.

         Sales, general and administrative costs, or SG&A, include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. SG&A grew 14.6%, from $10.2 million for 2004 to $11.7 million for 2005, primarily due to increased regulatory costs and normal increases due to the growth of our business. Costs related to complying with the Sarbanes-Oxley Act of 2002, or SOX, were approximately $340,000 in 2005 compared to $784,000 in 2004. Overall, SOX compliance costs related to fiscal year 2005 compliance are considerably lower than costs for 2004. The Company also experienced increased accounting and financial costs, including increases in accounting and finance department personnel and consulting and other fees. As a percentage of revenues, SG&A increased to 31% of revenues in 2005 versus 29% of revenues in 2004. We will continue to monitor our SG&A expenses closely and anticipate slight increases in overall SG&A on a pure dollar spending level, but hope to maintain S,G&A expenses as a percentage of revenues at or below current levels.

OPERATING RESULTS

         In summary, our operating results in 2005 were attributable to the following factors:

         o        8% growth in consolidated revenues;

         o        our e-transactions sector grew 56% over 2004;

         o        a decline in overall gross margins as a result of:

                  o a charge of approximately $2.3 million for inventory and tooling write-downs;

                  o charges related to the physical inventory year end reconciliation of inventory quantities and costs from the taking of a year end physical inventory; and

                  o        general decline in OEM remotes margins.

         Total other income, net improved to $67,000 in 2005 as compared to $32,000 in 2004 due primarily to interest on cash from proceeds of a secondary offering in September 2004 and to the interest income from loans to shareholders. In addition, the net pay down of long-term debt reduced interest expense in 2005 compared to 2004.

         We have $39.7 million in net operating loss, or NOL, carryforwards for U.S. federal tax purposes. In 2000 and 2001, for accounting purposes, we recognized some of those NOLs as an accrued tax benefit. However, because of our subsequent losses in 2001 and 2002, in the fourth quarter of 2002 we recorded a valuation allowance of $1.3 million against our deferred tax assets. This non-cash charge reduced the net value of the deferred tax assets on the balance sheet to zero. In determining whether or not a valuation allowance is necessary, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, the assets were reserved against in full. This has no effect on the Company's NOL carryforwards for tax purposes and they continue to be available for up to 20 years. We have maintained the full valuation allowance against our deferred tax assets as of December 31, 2005.

         Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 43% change in ownership for the three-year period ended December 31, 2005. As of December 31, 2005, none of our NOLs have been limited by the Section 382 rules.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

E-TRANSACTIONS

         In our e-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. Our 2004 e-transaction revenues increased 28% over 2003 due to greater industry adoption of the EPAD product line and thus a broadening of our client base in this market.

         Our e-transaction gross margin remained relatively unchanged at 47% for 2004 as compared to 48% in 2003.

SPECIALTY COMPONENTS

         In our specialty components segment, we sell custom FSRs and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products. In 2004 we had significantly expanded the market opportunity reflected by this market by developing our MICRONAV family of sensors which address applications in the rapidly growing handheld consumer electronics product market.

         Specialty component revenues increased 13% in 2004 as compared to 2003 due to sales of MICRONAV sensors to initial customers in the MP3 player and cell phone markets.

         Specialty component gross margin declined to 52% in 2004 from 64% in 2003 due to the relatively lower margin associated with the MICRONAV products (approximately 50%) as compared to our historical specialty components product margins and startup costs associated with this new program.

         Because of the development of our MICRONAV sensors, specialty components have become a marketing focal point. We are aggressively pursuing several opportunities to incorporate our sensors in various consumer electronic products. Design cycles for these products are typically long and new business in this market may develop slowly. Because of our limited experience to date with these sensors, we are unable to predict the rate at which new business may develop or the margins that will apply to any business that does develop.

OEM REMOTE CONTROLS

         In our OEM remotes segment, we sell wireless remote controls on an OEM basis to the leading manufacturers of presentation projectors as well as to manufacturers of advanced viewing devices, including projectors sold for TV viewing, and FSR sensors to Microsoft for integration into their Xbox game controller.

         Our OEM remotes revenues grew 33% in 2004 as compared to 2003, reflecting initial sales in significant quantities of remote controls for advanced TV viewing devices and continued sales of sensors for Microsoft's Xbox controller. Xbox related sales ended in the last half of 2005.

         OEM remotes gross margin declined to 12% in 2004 from 15% in 2003 due to lower margins associated with high volume remote sales and startup costs associated with these new programs.

BUSINESS COMMUNICATIONS

         In our business communications segment, we sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors.

         Revenues from branded products, which had average selling prices of approximately $23 to $174, declined 25% from $8.1 million in 2003 to $6.1 million in 2004 as a result of our decision to stop selling to consumer retail channels.

         Business communication gross margin in 2004 remained unchanged at 53% compared to 2003.

OPERATING EXPENSES

         Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For 2004, our product development and research costs increased 21.7% over 2003 due to development of new products in our OEM remotes, EPAD and MICRONAV product lines. As a percentage of revenues, product development and research costs increased to 12% in 2004 as compared to 11% in 2003. We expect that product development and research costs will continue to exceed 10% of revenues for the foreseeable future.

         SG&A costs include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. For 2004, SG&A grew 25% over 2003 due to approximately $800,000 in SOX costs and to increased accounting and financial costs and general marketing commensurate with sales growth. As a percentage of revenues, SG&A increased to 29% in 2004 versus 26% in 2003.

OPERATING RESULTS

         In summary, our operating results in 2004 were attributable to the following factors:

         o 14% growth in revenues that occurred primarily in our OEM remotes and e-transactions sectors;

         o a decline in overall gross margins as a result of increased high volume sales of remote products; and a high ratio of startup costs associated with these new programs; and

         o a substantial increase in SG&A cost attributable to new financial and accounting requirements.

         Total other income, net improved to $32,000 in 2004 as compared to $4,000 in 2003 due to lower debt levels partially and interest income from the investment of the proceeds of our stock offering that was completed in 2004.

         We have $39.7 million in NOL carryforwards for U.S. federal tax purposes. As described above, these tax assets were reserved against in full. Our federal NOL carryforwards are not impacted and can continue to be utilized for up to 20 years. We have maintained the full valuation allowance against our deferred tax assets as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital resources have historically come from sales of equity securities and commercial borrowing. Our principal historical cash requirements have been to fund new product and technology development, to support sales, marketing, inventory and accounts receivable costs and to fund losses from operations. While we expect operations to eventually generate cash, we anticipate that additional capital resources will be required to support future growth and expect to rely on existing cash balances and sales of securities and commercial financing to provide the required resources. To some extent, we expect that our rate of growth will be within our control and, accordingly, we expect to adjust our growth commitments to reflect the availability and attractiveness of financing arrangements and non-growth-related cash requirements.

         In September 2004, we completed a public stock offering which made a net contribution of $13.5 million to our capital. We also received $2.7 million in proceeds from option exercises in 2004. Principally as a result of these events, our cash and cash equivalents increased from $6 million at the end of 2003 to $19.1 million at the end of 2004. Our cash and cash equivalents decreased to $13.9 million at the end of 2005 primarily as a result of cash used by operations. We believe that we are adequately funded to support operations for the foreseeable future.

         Cash flow comes principally from collection of accounts receivable and, to a lesser extent, from interest or other return on financial investments. We maintain what we believe to be appropriate reserves for doubtful accounts and are not aware of any prospective development that would impact collections differently from our historical experience. It is our common practice to allow payment terms of greater than 30 days (generally 45-90 days) for our branded products and Asian customer base. In 2005, sales to customers with terms greater than 30 days were 12% of our overall sales, as compared to 19% in 2004. To the extent our growth in these areas continues to increase as a percentage of total revenues, our average days to collect on our accounts receivable will increase and this would slow down our average cash collections. On two occasions, we have made substantial inventory reserve adjustments that reflect management's judgment as to the recoverable value of inventory. We do not currently anticipate the need for a further inventory adjustment but any significant diminution in inventory value would ultimately affect cash flow.

         In May 2006, we terminated our U.S. bank line of credit and, accordingly, we no longer have that line available to us.

         Working capital increased from $18.9 million at the end of 2003 to $30.5 million at December 31, 2004 and decreased to $23.0 million at December 31, 2005. The increase in 2004 resulted primarily from our stock offering and additional option exercises. The decrease in 2005 resulted from our losses from operation.

         Operations used cash of $1.3 million in 2004 and $4.2 million in 2005. The change was due primarily to increased operating losses year over year.

         We spent $362,000 in 2005 and $973,000 in 2004 to purchase additional manufacturing and computer equipment.

         We made payments on long-term debt of $588,000 and $820,000 in 2005 and 2004, respectively. Net proceeds from the exercise of stock options and stockholder loan repayments were $220,000 and $2.7 million in 2005 and 2004, respectively.

CONTRACTUAL OBLIGATIONS

         We currently have modest commitments for capital expenditures and no material purchase obligations.

         Our long-term debt and operating lease obligations as of December 31, 2005 are set forth in the following table:

                                               LESS THAN      1-3        4TH
                                     TOTAL      1 YEAR       YEARS       YEAR
                                   ---------   ---------   ---------   ---------
Long-term debt obligations ......  $     308   $     154   $     154   $    --
Software licenses ...............  $     900   $     600   $     300   $    --
Operating lease obligations .....      1,713         469         836         408
                                   ---------   ---------   ---------   ---------
Total ...........................  $   2,921   $   1,223   $   1,290   $     408
                                   =========   =========   =========   =========

         These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION. We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer's ability to pay. We generally offer 30-day payment terms. However, some of our distributors in the business communications-branded market and some of our Japanese OEM customers require as long as 180-day payment terms. We recorded an increase to the allowance for doubtful accounts of $176,000 and $284,000 for 2003 and 2005, respectively; and a decrease to the allowance of $22,000 in 2004. Write-offs against the allowance for doubtful accounts totaled $3,000, $589,000 and $7,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

         INVENTORY RESERVE. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete and reserve against inventories that may become obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remotes segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers , we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. The reserve is discussed in detail in the BUSINESS SEGMENT OVERVIEW under OEM Remotes.

         PROVISION FOR INCOME TAX. As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting For Income Taxes", we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

         Significant   management   judgment  is  required  in  determining  our
provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets.

Management continually evaluates the Company's deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

         We first achieved profitable operations in 1995. Because of NOL carryforwards available both for our U.S.-based and Japan-based operations, we did not accrue income tax expense until 1999. In that year, due to the expiration or full utilization of NOL carryforwards in California and Japan, we began to record a provision for income tax expense in those jurisdictions. By the end of 2000, we also began to accrue an income tax benefit related to our federal NOL carryforwards to be used in future periods. However, in mid-2001, we began to record quarterly tax losses and suspended any further recognition of NOL carryforward tax benefits. In the fourth quarter of 2002 and for the 2003, 2004 and 2005 years, based on historical and prospective evidence, we concluded that we did not have sufficient evidence to be able to recognize our NOL carryforward benefits as assets and thus we recognized a valuation allowance against our deferred tax asset balance.

         As of December 31, 2005, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $39.7 million, $23.9 million and $5.9 million, respectively, which are available to offset future taxable income in those jurisdictions through 2025.

         FOREIGN EXCHANGE EXPOSURE. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 23%, 28% and 23% of our revenues for 2003, 2004 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We may use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS No.133 "Accounting For Derivative Instruments and Hedging Activities". In addition, because our Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The  following  table   illustrates  the  impact  of  foreign  currency
fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

                                                       2005     2004      2003
                                                       -----    -----     -----
Increase (decrease) in revenues resulting from
foreign currency fluctuations .....................    $ 121    $(232)    $ 294
Hedging gains (losses) ............................       47      (57)     (211)
                                                       -----    -----     -----
Net revenue impact ................................    $ 168    $(289)    $  83
                                                       =====    =====     =====

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We adopted SFAS No. 123R as of January 1, 2006.
 We are currently assessing the impact of this accounting standard on our consolidated results of operations or financial position for 2006. Based on current calculations, we expect that we will incur non cash expenses of approximately $4.0 million in 2006.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. We adopted SFAS No. 153 as of January 1, 2006. The adoption of this statement is not expected to have a material impact on the Company's consolidated results or operations or financial position.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior periods' financial statements and also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS No. 154 will not have a material impact on our results of operations or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY EXCHANGE RATE RISK - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward contracts. Gains or losses on the forward contracts are then offset by gains or losses on the underlying revenue exposure. Accordingly, sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. During 2005, 2004 and 2003, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. At December 31, 2005, we had foreign currency exchange contracts outstanding with a notional value of $900,000. During fiscal 2005, we recognized $47,000 of gains on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time.

         INTEREST RATE EXPOSURE - Based on our overall interest rate exposure at December 31, 2005, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2005, would have no material impact on earnings or cash flows, over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is included at pages F-1 to F-21 and as listed in Item 15 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were ineffective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the "Framework") issued by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company's system of internal control over financial reporting was ineffective as of December 31, 2005. This conclusion was reached based on the identification of material weaknesses described below:

         o Certain weaknesses were identified related to the closing and financial reporting of our quarterly and annual financial statements. These weaknesses resulted in adjustments in accounts receivable and allowance for doubtful accounts, sales return reserves, prepaid expenses and other assets, accounts payable, stockholders' equity and due from stockholders. The failure to have identified certain material adjustments to the financial statements also resulted in the following restatement issues:

                  - failure to identify $1.0 million in payables due to a vendor, for the third and fourth quarters of 2004 and the first and second quarters of 2005, that were not properly recorded and a write-down of $1.1 million of certain net receivables from the same vendor, for the fourth quarters of 2002 and 2003, as a result of not reconciling accounts with the vendor in a timely manner; and

                  - failure to record stock option expense, in accordance with generally accepted accounting principles (GAAP), of $2,400,000, $221,000 and $108,000 for 2001, 2004
                           and 2005, respectively, by allowing terminated employees to extend the period in which to exercise their options to 30 days after a black out period as opposed to 30 days after termination as explicitly stated in our stock option plan. This practice results in a re-measurement date as defined under stock option accounting rules, which require a revaluation of any stock options given this benefit.

                  While these adjustments were correctly identified and made as a result of a review of the financial statements, this material weakness prevented us from filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and our Annual Report on Form 10-K for the year ended December 31, 2005 in a timely manner. At the direction of our

                  Chief Executive and Chief Financial Officers, we are adopting new closing processes and procedures that we believe will remediate this material weakness.

         o We identified a material weakness related to certain weaknesses in our inventory management, reserves for excess and obsolete inventory and costing process, in the course of reviewing our inventory records. These adjustments resulted in the following restatement issues:

                  - failure to recognize approximately $616,000 of software license costs remaining in inventory that should have been expensed in the first and second quarters of 2005;

                  - failure to identify an additional $372,000 of certain inventory components that were double-counted resulting in an overstatement of inventory as of June 30, 2005; and

                  - failure to properly recognize $837,000 of overstated inventory in transit from our US and Japan operations to our Hong Kong subsidiary as of December 31, 2004 and $748,000 of overstated cost of sales in 2005, for a net increase to cost of sales of $89,000.

                  At the direction of the Chief Executive and Chief Financial Officers, we have developed and are implementing revised internal control procedures related to our inventory management and costing process that we believe will remediate this material weakness.

         o Due to the number of deficiencies and significant deficiencies found within the Sales Order to Cash, Procure to Payment and Stockholders' Equity processes, in addition to the items discussed above, we have assessed the financial control environment as a whole as a material weakness.

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

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Management's assessment of the effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation report is presented on the next page.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Interlink Electronics, Inc.
Camarillo, California

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Interlink Electronics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the material weaknesses relating to inventory valuation, quarterly and annual closing processes, application of accounting policies as it relates to stock-based compensation, and the entity level control environment, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interlink Electronics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

1. As of December 31, 2005, the Company did not maintain effective controls over the application of appropriate accounting policies related to the measurement of stock-based compensation. During the year ended December 31, 2005, and for several preceding years, the company allowed employees who were terminated during a "black-out" period to exercise vested stock options up to 30 days following the end of the "black-out" period as opposed to 30 days after termination as called for under the terms of the Company's stock option plan. The change in terms resulted in a re-measurement of the stock-based compensation at the termination date. This resulted in restatements of the Company's previously issued financial statements for the years ended December 31, 2001 and 2004, as well as for the first and second quarters of the year ended December 31, 2005.

2. As of December 31, 2005, the Company did not maintain effective controls over inventory costing, master file maintenance and inventory movement, and reserves for excess and obsolete inventory. This material weakness resulted in significant adjustments in the fourth quarter, as well as the restatement of financial statements previously issued in the year ended December 31, 2004 and the first and second quarters of the year ended December 31, 2005.

3. The company did not maintain effective controls over its quarterly and annual financial statement close process in the United States and Hong Kong which resulted in a significant number of adjustments in accounts receivable and allowance for doubtful accounts, sales return reserves, prepaid expenses and other assets, accounts payable, stockholders' equity and due from stockholders. There was not a documented review by accounting personnel with appropriate financial reporting expertise of routine and non-routine transactions to ensure that the transactions are accounted for in accordance with generally accepted accounting principles in the United States of America. There were also significant errors noted in the reconciliation of amounts receivable from and payable to a significant vendor as of December 31, 2005 and prior periods, which resulted in the restatement of amounts previously reported in the years ended December 31, 2003 and 2004 and in the first and second quarters of the year ended December 31, 2005. This material weakness impacts the Company's ability to report financial information in conformity with U.S. generally accepted accounting principles ("GAAP"), which could affect all significant financial statement accounts and has partially resulted in the restatements referred to above.

4. The number and magnitude of the various audit adjustments and restatements, supplemented by the number of deficiencies and significant deficiencies found in our testing of the significant processes of Sales Order to Cash, Procure to Payment, and Stockholders' Equity, resulted in the conclusion of a material weakness for the financial reporting control environment as a whole.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Interlink Electronics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above, Interlink Electronics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management's comments in their assessment regarding the remediation of the material weaknesses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Interlink Electronics, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the year then ended, and our report dated July 21, 2006 expressed an unqualified opinion.


/s/ BDO Seidman, LLP
-----------------------
    BDO Seidman, LLP

Los Angeles, California
July 21, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING LAST FISCAL QUARTER

         In connection with the restatements discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with respect to the material weaknesses identified by management as of December 31, 2004 and December 31, 2005, management has taken significant measures to improve our financial reporting process during the last fiscal quarter. These measures have included assessing the adequacy of controls, implementing remedial procedures, taking corrective action to address our material weaknesses and replacing, augmenting and upgrading the financial staff. In particular, the following changes in internal control over financial reporting have occurred during the last fiscal quarter:

         o We identified the two material weaknesses during the fourth quarter of 2005 and during the course of the 2005 year end audit process described above in Management's Report on Internal Control Over Financial Reporting as of December 31, 2005 and subsequently are taking the remedial actions related to each, as described above.

         Other than as discussed above, there was no change in the Company's internal control over financial reporting during the last fiscal quarter that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to our directors and our audit committee has been included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") and is incorporated herein by reference. Information with respect to our executive officers is included under
Item 4A of Part I of this Report.  Information  with respect to compliance  with
Section 16(a) of the Securities Exchange Act of 1934, as amended, has been included in the 2006 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to executive compensation has been included in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information has been included in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         THE SHAREHOLDER LOANS

         In late 2000, E. Michael Thoben, III, our Chairman, President and Chief Executive Officer, Paul D. Meyer, our former Chief Financial Officer and Executive Vice President, and Michael W. Ambrose, our Senior Vice President, Technology and Product Development, exercised certain incentive stock options to purchase Common Stock of Interlink and then sold the Common Stock obtained on that exercise. By early 2001, the price of Interlink's Common Stock had declined significantly and, among others, Messrs. Thoben, Meyer and Ambrose determined that they would purchase Common Stock of Interlink in the open market. To complete the purchase, and after considering the benefit to Interlink and its stockholders, Interlink's board of directors, with Mr. Gu, Mr. Thoben and Mr. Lutz each recusing himself from the decision, agreed to accept a promissory note from each of Messrs. Meyer, Ambrose and Lutz in the amount of $42,892, from Mr. Gu in the amount of $40,883 and from Mr. Thoben in the amount of $42,936. Each promissory note is dated May 1, 2001, bears interest at the rate of 5% per annum and is secured by all right, title and interest in the shares purchased with the money borrowed under the note and all distributions received, receivable or otherwise distributed in respect to or in exchange for the shares purchased. We refer to these notes as the "Shareholder Loans." As subsequently amended upon the approval of the Board of Directors in June 2002, the Shareholder Loans are due and payable on November 1, 2006. As of December 31, 2005, the outstanding balance of principal and accrued and unpaid interest on the Shareholder Loans was $52,900, $52,900, $50,422 and $5,772 in the case of Messrs. Meyer, Ambrose, Gu and Thoben, respectively. Mr. Thoben has paid the full amount of principal owing under his Shareholder Loan as of December 31, 2005 and the remaining balance of accrued interest was paid in full in 2006. Mr. Lutz has paid the full amount of all principal and interest owing under his Shareholder Loan.

         Due to concerns about the collectability of certain of the Shareholder Loans and in an effort to treat our current officers and directors in an equivalent fashion, we have reserved $72,054 of the outstanding balance of principal and accrued and unpaid interest due on the Shareholder Loans from our executive officers and directors. This reserve was recorded as of December 31, 2005 and is reflected in the accompanying consolidated financial statements.

         On June 21, 2006, the disinterested members of our Board of Directors approved a proposal to eliminate the outstanding Shareholder Loans by allowing each of the borrowers to surrender the shares pledged as collateral as a payment against the loan. The remaining amount of the Shareholder Loans will be forgiven by Interlink. Each borrower has agreed to the Board's proposal.

         THE 16(B) LOANS

         As a result of a miscalculation of the time period between the sale of the underlying Common Stock following the exercise of the stock options and the purchase of the Common Stock in the open market, the purchases occurred five months after the date of the sales and, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, resulted in liability of Messrs. Thoben, Meyer and Ambrose to Interlink in the amount of the deemed profit measured by the difference between the sale and purchase prices. The amount of the liabilities as of June 11, 2001 were $132,652, $132,109 and $104,050 for Messrs. Thoben,
Meyer and Ambrose, respectively. Because of the amount of these liabilities, Messrs. Thoben, Meyer and Ambrose were unable to make immediate payment without substantial disruption to their personal financial affairs. Accordingly, after considering the matter carefully, and having obtained the advice of counsel, Interlink's Board of Directors, with Mr. Thoben recusing himself from the decision, unanimously agreed to accept promissory notes from the individuals evidencing the debt. Among the factors considered by the Board in reaching this decision was the ongoing contribution to Interlink being made by each of the individuals and the interest of Interlink in avoiding unnecessary pressures and distractions on these individuals at a critical time in Interlink's history. Each promissory note bears interest at the rate of 7% per annum and is secured by Interlink options that had a value as of June 11, 2001 equal to 150% of the principal amount due under the note. We refer to these notes as the "16(b) Loans." As subsequently amended upon the approval of the Board of Directors in June 2002, the 16(b) Loans are due and payable in three equal annual installments beginning on June 11, 2006. As of December 31, 2005, the outstanding balance of principal and accrued and unpaid interest on the 16(b) Loans was $114,776, $126,610 and $25,213 in the case of Messrs. Meyer, Ambrose and Thoben, respectively. The outstanding balance of principal and accrued and unpaid interest of $25,213 for Mr. Thoben was paid in full in 2006.

         Upon his departure from Interlink in early 2006, Mr. Meyer surrendered the options that he had pledged as collateral in partial payment of his 16(b) Loan.

         Due to concerns about the collectability of certain of the 16(b) Loans and in an effort to treat our current officers and directors in an equivalent fashion, we have reserved $189,766 of the outstanding balance of principal and accrued and unpaid interest due on the 16(b) Loans from our executive officers and directors. This reserve was recorded as of December 31, 2005 and is reflected in the accompanying financial statements.

         Our Board of Directors is considering a proposal to eliminate the outstanding 16(b) Loan of Mr. Ambrose by allowing him to surrender the stock options he pledged as collateral as a payment against the loan. The remaining portion of the loan would be forgiven by Interlink.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information with respect to audit fees, audit-related fees, tax fees, all other fees and the audit committee's pre-approval policies and procedures has been included in the 2006 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      1.       FINANCIAL STATEMENTS.                                   PAGE
                                                                         IN THIS
                                                                         REPORT
                                                                         -------
         Index to Consolidated Financial Statements....................      F-1
         Report of Independent Registered Public Accounting Firm.......      F-2
         Consolidated Balance Sheets...................................      F-3
         Consolidated Statements of Operations.........................      F-4
         Consolidated Statements of Stockholders' Equity and
           Comprehensive Income (Loss).................................      F-5
         Consolidated Statements of Cash Flows.........................      F-6
         Notes to Consolidated Financial Statements....................      F-7

         2.       FINANCIAL STATEMENT SCHEDULES.

         The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained herein:

         Schedule II Valuation and Qualifying Accounts

         All other schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

         3.       EXHIBITS.

         The exhibits listed below are filed as part of this report.

       EXHIBIT
        NUMBER

           3.1 Certificate  of  Incorporation,   as  amended   (incorporated  by
               reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
           3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
         10.1* 1996 Stock Incentive Plan, as amended  (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
         10.2* Form  of  Incentive  Stock  Option  Agreement   (incorporated  by
               reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
         10.3* Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
          10.4 Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.
          10.5 Pledge Agreement between George Gu and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.6 Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.7 Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.8 Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.9 Secured Promissory Note of George Gu, as Borrower, in the amount of $40.883 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.10 Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.11 Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

         10.12 Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.13 Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.14 First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Paul D. Meyer and Michael W. Ambrose (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.15 Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.16 Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.17 Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.18 Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.19 First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          21.1 Subsidiaries of the Registrant.
          23.1 Consent of BDO Seidman, LLP.
          24.1 Power of Attorney (see signature page).
          31.1 Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on July 24, 2006.


                                     INTERLINK ELECTRONICS, INC.

                                     By:   /s/ CHARLES C. BEST
                                           -------------------------------------
                                           CHARLES C. BEST
                                           CHIEF FINANCIAL OFFICER AND SECRETARY


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Michael Thoben, III and Charles C. Best, and each of them, his or her attorneys-in-fact and agents, each with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection with this Report, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that any of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 24, 2006 on behalf of the Registrant and in the capacities indicated:

SIGNATURES                                TITLE
/S/  E. MICHAEL THOBEN, III               President, Chief Executive Officer and
---------------------------               Chairman of the Board of Directors
E. Michael Thoben, III                    (Principal Executive Officer)

/S/  CHARLES C. BEST                      Chief Financial Officer and Secretary
------------------------------------      (Principal Financial Officer and
Charles C. Best                           Principal Accounting Officer)

/S/ GEORGE GU                             Director
------------------------------------
George Gu

/S/ EUGENE F. HOVANEC                     Director
------------------------------------
Eugene F. Hovanec

/S/ MERRITT M. LUTZ                       Director
------------------------------------
Merritt M. Lutz

/S/ JOHN A. BUCKETT, II                   Director
------------------------------------
John A. Buckett, II

/S/ EDWARD HAMBURG                        Director
------------------------------------
Edward Hamburg

                           INTERLINK ELECTRONICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Index to Consolidated Financial Statements..............................     F-1
Report of Independent Registered Public Accounting Firm.................     F-2
Consolidated Balance Sheets.............................................     F-3
Consolidated Statements of Operations...................................     F-4
Consolidated Statements of Stockholders' Equity and Comprehensive
   Income (Loss)........................................................     F-5
Consolidated Statements of Cash Flows...................................     F-6
Notes to Consolidated Financial Statements..............................     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of Interlink Electronics, Inc. Camarillo, California

         We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the three years ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ BDO Seidman, LLP


Los Angeles, California
July 21, 2006

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except par value)


ASSETS                                                         DECEMBER 31,
Current assets:                                              2005       2004(1)
                                                           --------    --------
  Cash and cash equivalents ............................   $  3,938    $  6,067
  Short-term investments, available for sale ...........     10,000      13,000
  Accounts receivable, less allowance for
    doubtful accounts and product returns of $423
    and $198 in 2005 and 2004, respectively (Note 3) ...      9,184       8,248
  Inventories, net of reserves of $1,739 and
    $412 in 2005 and 2004, respectively ................      8,119      10,256
  Prepaid expenses and other current assets ............        456         335
                                                           --------    --------
    Total current assets ...............................     31,697      37,906
Property and equipment, net (Note 4) ...................      1,099       1,669
Patents and trademarks, less accumulated
     amortization of $1,201 and $1,144
      in 2005 and 2004, respectively ...................        308         265
Other assets ...........................................         67         108
                                                           --------    --------
       Total Assets ....................................   $ 33,171    $ 39,948
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .................   $    154    $    491
  Accounts payable .....................................      5,731       5,641
  Accrued payroll and related expenses .................      1,931       1,030
  Deferred revenue .....................................        863         188
  Accrued taxes and other expenses .....................         66         102
                                                           --------    --------
    Total current liabilities ..........................      8,745       7,452
                                                           --------    --------

Long-term debt, net of current portion .................        154         405
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $5.00 par value
     (100 shares authorized, none issued and
     outstanding) ......................................       --          --
 Common stock, $0.00001 par value
     (50,000 shares authorized, 13,754
     and 13,676 issued and outstanding
     at December 31, 2005 and 2004, respectively) ......     50,740      50,413
  Due from stockholders ................................       (157)       (429)
  Accumulated other comprehensive loss .................       (490)       (377)
  Accumulated deficit ..................................    (25,821)    (17,516)
                                                           --------    --------
      Total stockholders' equity .......................     24,272      32,091
                                                           --------    --------
         Total Liabilities and Stockholders' Equity ....   $ 33,171    $ 39,948
                                                           ========    ========


See accompanying notes to the consolidated financial statements.

(1) As restated

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

                                                    YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 2005       2004(1)      2003(1)
                                               --------    --------    --------
Revenues ...................................   $ 38,239    $ 35,406    $ 31,042
Cost of revenues ...........................     30,181      24,811      19,676
                                               --------    --------    --------
   Gross profit ............................      8,058      10,595      11,366
                                               --------    --------    --------

Operating expenses:
   Product development and research ........      4,586       4,158       3,418
   Selling, general and administrative .....     11,733      10,238       8,172
                                               --------    --------    --------
        Total operating expenses ...........     16,319      14,396      11,590
                                               --------    --------    --------
Operating loss .............................     (8,261)     (3,801)       (224)
                                               --------    --------    --------

Other income (expense):
    Interest income (expense), net .........        162          15         (44)
    Other income (expense) .................        (95)         17          48
                                               --------    --------    --------
      Total other income, net ..............         67          32           4
                                               --------    --------    --------

Loss before provision for income
   tax expense .............................     (8,194)     (3,769)       (220)

Provision for income tax expense ...........        111        --            28
                                               --------    --------    --------

Net loss ...................................   $ (8,305)   $ (3,769)   $   (248)
                                               ========    ========    ========

Loss per share--basic ......................   $  (0.61)   $  (0.31)   $  (0.02)
Loss per share--diluted ....................   $  (0.61)   $  (0.31)   $  (0.02)

Weighted average shares--basic .............     13,721      11,972      10,339
Weighted average shares--diluted ...........     13,721      11,972      10,339


See accompanying notes to the consolidated financial statements.

(1) As restated

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

                                                                        ACCUMULATED
                                                                         COMPREHEN-                TOTAL
                                            COMMON STOCK      DUE FROM     SIVE                    STOCK-
                                       ---------------------   STOCK-     INCOME    ACCUMULATED   HOLDER'S
                                         SHARES      AMOUNT   HOLDERS     (LOSS)     DEFICIT(1)   EQUITY(1)
                                       ---------- ---------- ----------  ----------  ----------  ----------
Balance, December 31, 2002 .........        9,778 $   31,433 $     (797) $     (837) $  (13,499) $   16,300
  Comprehensive income:
    Net loss .......................         --         --         --          --          (248)       (248)
    Foreign currency translation
           adjustment ..............         --         --         --           446        --           446
                                                                                                 ----------
       Comprehensive income ........         --         --         --          --          --           198
  Loan payments from stockholders ..         --         --          277        --          --           277
  Exercise of employee stock options        1,377      2,594       --          --          --         2,594
                                       ---------- ---------- ----------  ----------  ----------  ----------
Balance, December 31, 2003 .........       11,155     34,027       (520)       (391)    (13,747)     19,369
                                       ---------- ---------- ----------  ----------  ----------  ----------
  Comprehensive loss:
    Net loss .......................         --         --         --          --        (3,769)     (3,769)
    Foreign currency translation
           adjustment ..............         --         --         --            14        --            14
                                                                                                 ----------
      Comprehensive loss ...........         --         --         --          --          --        (3,755)
  Loan payments from stockholders ..         --         --           91        --          --            91
  Issuance of common stock,
       net of issuance costs .......        1,830     13,503       --          --          --        13,503
  Exercise of employee stock options          691      2,883       --          --          --         2,883
                                       ---------- ---------- ----------  ----------  ----------  ----------
Balance, December 31, 2004 .........       13,676     50,413       (429)       (377)    (17,516)     32,091
                                       ---------- ---------- ----------  ----------  ----------  ----------
  Comprehensive loss:
    Net loss .......................         --         --         --          --        (8,305)     (8,305)
    Foreign currency translation
           adjustment ..............         --         --         --          (113)       --          (113)
                                                                                                 ----------
      Comprehensive loss ...........         --         --         --          --          --        (8,418)
    Interest due from stockholders .         --         --          (79)       --          --           (79)
  Write-off of stockholder loans and
        interest ...................         --         --          351        --          --           351
  Exercise of employee stock
           options .................           78        327       --          --          --           327
                                       ---------- ---------- ----------  ----------  ----------  ----------
Balance, December 31, 2005 .........       13,754 $   50,740 $     (157) $     (490) $  (25,821) $   24,272
                                       ========== ========== ==========  ==========  ==========  ==========


See accompanying notes to the consolidated financial statements.

(1) As restated

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                               --------------------------------
Cash flows from operating activities:                            2005       2004(1)     2003(1)
                                                               --------    --------    --------
  Net loss .................................................   $ (8,305)   $ (3,769)   $   (248)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
    Provision for (recovery of) allowance for
     doubtful accounts receivable ..........................        284         (22)        176
    Provision for loans and interest due from stockholders .        352        --          --
    Increase (decrease) in reserves for excess inventories .      1,433        (425)       (195)
    Stock-based compensation ...............................        108         220        --
    Interest due from stockholders .........................        (79)       --          --
    Depreciation and amortization ..........................        989         609         593
    Changes in operating assets and liabilities:
      Accounts receivable ..................................     (1,219)        897      (3,991)
      Inventories ..........................................        705      (1,193)     (1,437)
      Prepaid expenses and other current assets ............       (121)        (82)          6
      Other assets .........................................         40         (47)          7
      Accounts payable .....................................         90       1,864       1,743
      Deferred revenue .....................................        675         188        --
      Accrued payroll and other accrued expenses ...........        863         503        (188)
                                                               --------    --------    --------
         Net cash used in operating activities .............     (4,185)     (1,257)     (3,534)
                                                               --------    --------    --------
Cash flows from investing activities:
   Sales (purchase) of marketable securities ...............      3,000     (11,001)     (1,999)
   Purchases of property and equipment .....................       (362)       (973)       (643)
   Costs of patents and trademarks .........................       (101)       (123)       (177)
                                                               --------    --------    --------
         Net cash provided by (used in) investing activities      2,537     (12,097)     (2,819)
                                                               --------    --------    --------
 Cash flows from financing activities:
    Principal payments on long term debt ...................       (588)       (820)       (618)
    Payments from stockholders .............................       --          --            87
    Proceeds from the issuance of common stock,
        net of issuance costs ..............................       --        13,503        --
    Proceeds from exercise of employee stock options .......        220       2,662       2,594
                                                               --------    --------    --------
       Net cash provided by (used in) financing activities .       (368)     15,345       2,063
                                                               --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents       (113)         14         446
                                                               --------    --------    --------
      Increase (decrease) in cash and cash equivalents .....     (2,129)      2,005      (3,844)
Cash and cash equivalents:
      Beginning of year ....................................      6,067       4,062       7,906
                                                               --------    --------    --------
      End of year ..........................................   $  3,938    $  6,067    $  4,062
                                                               ========    ========    ========
Supplemental disclosure of cash flow information:
   Interest paid ...........................................   $     36    $     84    $     91
   Income taxes paid .......................................   $     45    $      1    $      1
Non-cash transactions:
    Repayment of amounts due from stockholders via offset
     of accrued amounts due to stockholders ................   $   --      $     91    $    190


See accompanying notes to the consolidated financial statements.

(1) As restated

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interlink Electronics, Inc. and its subsidiaries are engaged in the development of intuitive interface technologies and solutions for business and home applications. Our products include interactive remote input devices, pen input pads, and integrated cursor control devices. Our remote input devices enable a user to control and communicate with various products such as computers, digital projection systems, digital televisions and other electronic products, by providing an intuitive device on which the user can remotely input a variety of commands. We also design and sell products that record and bind signatures to legal documents. Our products incorporate proprietary sensor and wireless communication technologies and ergonomic designs. We record revenue in four market segments that we refer to as our e-transactions (input devices for the electronic signature markets), specialty components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions), OEM remote controls (wireless intuitive input device and sensor products for use with presentation projectors and advanced viewing devices) and Interlink branded products (aftermarket remote control devices sold through retail channels).

SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION--We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through the customer purchase order; and
(4) validate creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue would be recognized at a later time.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS--Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer's ability to pay. We generally offer 30-day payment terms. However, some of our distributors in the business communications-branded market and some of our Japanese OEM customers require as long as 180-day payment terms. We recorded an increase to the allowance for doubtful accounts of $176,000 and $284,000 for 2003 and 2005, respectively; and a decrease to the allowance of $22,000 in 2004. Write-offs against the allowance for doubtful accounts totaled $7,000, $589,000 and $3,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

         RESERVE FOR ESTIMATED PRODUCT RETURNS--While not an explicit part of the Company's terms and conditions of product sales except for some customers, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its branded business communications market for similar products of equal value if these exchanges meet certain other criteria. The Company records provisions for the estimated amounts of products to be returned in such exchanges through adjustments to revenues and cost of revenues. The
Company estimates future product returns based on recent return history, inventory status and product "sell-through" statistics received from its major distributors, discussions regarding product activity with its major reseller customers, and current industry product and technology trends.

         INVENTORY RESERVE--At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remotes segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005.

         PROVISION FOR INCOME TAX--As part of the process of preparing our financial statements, as required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting For Income Taxes", we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operation.

         Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

         As of December 31, 2005, the Company had net operating loss ("NOL") carryforwards for federal, state and foreign income tax purposes of $39.8 million, $23.9 million and $5.9 million, respectively, which are available to offset future taxable income in those jurisdictions through 2025.

         FOREIGN EXCHANGE EXPOSURE--Many of our OEM customers are based in Japan and approximately 20%, 28% and 23% of our 2005, 2004 and 2003 revenues, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we expect to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our receivable forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, our actual holding gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in business communications revenue. In addition, because our Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The changes in the fair values of our foreign currency contracts are as follows (in thousands):

                                            2005       2004         2003
                                          --------   --------    ---------
         Hedging gains (losses) .......   $     47   $    (57)   $   (211)
                                          ========   ========    ========

         CONSOLIDATION POLICY--The consolidated financial statements include the accounts of the Company, its 100 percent-owned Japanese subsidiary, and its 100 percent-owned Hong Kong subsidiary. All material intercompany accounts and transactions have been eliminated.

         SHIPPING AND HANDLING--The Company accounts for shipping and handling costs in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires fees billed to customers to be included in revenue. During 2005, 2004 and 2003 related shipping and handling expenses of $222,000, $220,000 and $167,000, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         FOREIGN CURRENCY TRANSLATION/TRANSACTIONS--The accounts of the Company's Japanese subsidiary has been translated according to the provisions of SFAS No. 52, "Foreign Currency Translation." The books and records of the Hong Kong subsidiary are maintained in the U.S. dollar. Management has determined that the functional currency of its Japanese subsidiary is the Japanese yen and is the U.S. dollar for the Hong Kong subsidiary. Translation gains or losses for the Japanese subsidiary are reflected as other comprehensive income in the consolidated statement of stockholders' equity and comprehensive income (loss). All of the accumulated other comprehensive income represents cumulative translation adjustments. The Japanese subsidiary's assets and liabilities are translated into U.S. dollars using the period-end exchange rate. Revenues and expenses are translated at average rates during the year. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated statements of operations for the period in which they occur.

         CASH AND CASH EQUIVALENTS--The Company invests excess cash in highly liquid commercial paper. Investments of original maturities less than 90 days are classified as cash equivalents. At December 31, 2005, the Company had cash and cash equivalents of $3.9 million at financial institutions in excess of federally insured limits.

         MARKETABLE SECURITIES--The Company invests excess cash in highly liquid short-term investments available for sale. The debt and equity securities listed below are auction rate securities that typically can be auctioned and liquidated within a 30 day period. At December 31, 2005, the Company had short-term investments available for sale as follows:

      Short-term Investments Available for Sale

                             ORIGINAL    MARKET   UNREALIZED
                               COST      VALUE    GAIN (LOSS)   MATURITY DATE
                              -------   -------   ----------    -------------
2005:

   Debt Securities            $ 4,000   $ 4,000      $0         Dec. 2039 -
                                                                Dec. 2040

   Equity Securities            6,000     6,000      $0         N/A
                              -------   -------

                              $10,000   $10,000
                              =======   =======

2004:

   Equity Securities          $ 6,000   $ 6,000      $0         N/A

   US Treasury Securities       7,000     7,000      $0         January 06, 2005
                              -------   -------

                              $13,000   $13,000
                              =======   =======


         FINANCIAL INSTRUMENTS--The carrying amounts of the Company's short-term trade receivables and payables and long-term debt obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2005, 2004 and 2003, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2005, the Company had foreign currency contracts outstanding with a notional value of $900,000. During fiscal 2005, 2004 and 2003, the Company recognized a $47,000 gain, a $57,000 loss and a $211,000 loss, respectively, on foreign exchange contracts that are included in business communication revenue in the accompanying consolidated statements of operations.

         INVENTORIES--Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the average cost method.

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

         PATENTS AND TRADEMARKS--The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $57,000, $35,000 and $9,000, respectively.

         Amortization expense on existing costs for patents and trademarks over the next 5 years is summarized as follows:

         2006-------------------------------- $     85
         2007--------------------------------       83
         2008--------------------------------       82
         2009--------------------------------       43
         2010--------------------------------       15
                                              --------
         Total------------------------------- $    308
                                              ========

         RESEARCH AND DEVELOPMENT--Research and development costs are expensed as incurred.

         ADVERTISING COSTS--Advertising costs were $899,000, $1,000,000 and $1,200,000 for 2005, 2004 and 2003, respectively and were expensed as incurred in accordance with Statement of Position (SOP) 93-7.

         RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

         STOCK-BASED COMPENSATION-- Interlink has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, Interlink has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

         For all options granted during 2005, 2004 and 2003, the fair value of the Company's stock equaled the option price at the measurement date. Accordingly, no compensation cost has been recognized for these plans except for the restatement amounts referenced in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have recorded stock-based compensation expense as follows (in thousands, except per share information):

                                                            2005          2004(1)       2003
                                                         ----------    ----------   ----------
Net loss - as reported ...............................   $   (8,305)   $   (3,769)  $     (248)
Stock-based compensation expense included in reported
   net income, net of related tax effects ............          108           221         --
Stock-based compensation expense determined under fair
   value based method, net of related tax effects ....       (3,182)       (2,422)      (6,329)
                                                         ----------    ----------   ----------
            Net loss-pro forma .......................   $  (11,379)   $   (5,970)  $   (6,577)
                                                         ==========    ==========   ==========

Basic loss per share - as reported ...................   $    (0.61)   $    (0.31)  $    (0.02)
                     - pro forma .....................        (0.83)        (0.50)       (0.64)
Diluted loss per share - as reported .................   $    (0.61)   $    (0.31)  $    (0.02)
                       - pro forma ...................        (0.83)        (0.50)       (0.64)

(1) As restated

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We adopted SFAS No. 123R as of January 1, 2006. We are currently assessing the impact of this accounting standard on our consolidated results of operations or financial position for 2006. Based on current calculations, we expect that we will incur non cash expenses of approximately $4.0 million in 2006.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. We adopted SFAS No. 153 as of January 1, 2006. The adoption of this statement is not expected to have a material impact on the Company's consolidated results or operations or financial position.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior periods' financial statements and also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS No. 154 will not have a material impact on our results of operations or financial condition.

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

3.       INVENTORIES

         Inventories consisted of the following at (in thousands):

                                                          DECEMBER 31,
                                                     --------------------
                                                       2005        2004
                                                     --------    --------
         Raw material ............................   $  4,475    $  5,217
         Work in process .........................      1,230       1,908
         Finished goods ..........................      4,153       3,543
         Reserve for excess and obsolete inventory     (1,739)       (412)
                                                     --------    --------
         Total inventories .......................   $  8,119    $ 10,256
                                                     ========    ========

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at (in thousands):

                                                               DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
         Furniture, machinery and equipment ...........   $  7,685    $  7,497
         Leasehold improvements .......................        511         337
                                                          --------    --------
                                                             8,196       7,834
         Less accumulated depreciation and amortization     (7,097)     (6,165)
                                                          --------    --------
         Property and equipment, net ..................   $  1,099    $  1,669
                                                          ========    ========

         Depreciation and leasehold amortization expense charged to operations amounted to $932,000, $574,000 and $584,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.       DUE FROM STOCKHOLDERS

         During May 2001, the Company loaned certain directors, officers and members of senior management a combined total of $469,000 for open market purchases of Company Common Stock. The loans have an interest rate of 5% and are secured by the stock purchased. As subsequently amended upon the approval of the Board of Directors in June 2002, the notes are due and payable on November 1, 2006. These notes are referred to collectively as the "Shareholder Loans." In June 2001, certain officers were required to remit to the Company $369,000, as required under Section 16(b) of the Securities Exchange Act of 1934 and in settlement of that obligation the Company accepted promissory notes that accrue interest at 7% per year and are due and payable in three equal annual installments. In June 2002, the Board of Directors approved the extension of these officer loans to require the first payment to be due in 2006. These loans are referred to collectively as the "16(b) Loans." The Shareholder Loans and the 16(b) Loans are included in stockholders' equity in the accompanying balance sheet. In 2005, 2004 and 2003, certain officers, directors and members of the senior management repaid a combined total of $900, $93,000 and $280,000, respectively, primarily via an offset of accrued amounts due to them.

         Due to concerns about the nature of collectability of certain amounts stated above and in an effort to treat the Company's current officers and directors in an equivalent fashion, the Company has reserved $385,480 of the outstanding balance of principal and accrued and unpaid interest due on the Shareholder and 16(b) Loans. Of the reserved amount, $261,820 is due from the Company's current and former executive officers and directors. This reserve was recorded as of December 31, 2005 and is reflected in the financial statements. Additionally, on June 21, 2006, the disinterested members of the Company's Board of Directors approved a proposal to eliminate the Shareholder Loans by allowing each of the borrowers to surrender the shares pledged as collateral as a payment against his or her loan. The remaining amount of the shareholder loan would be forgiven by the Company. Each borrower has agreed to the Board's proposal.

6.       LINE OF CREDIT

         In June 2004, the Company renewed its $3 million domestic revolving line of credit with Wells Fargo Bank, which remained unused at December 31, 2005. In May 2006, the Company terminated the line of credit.

7.       LONG-TERM DEBT

         The Company's Japanese subsidiary, Interlink Electronics, K.K., has borrowed unsecured loans from three banks. The loans have interest rates ranging from 1.875% to 2.5% and are payable in Japanese yen in monthly installments through the year 2007. The combined balance outstanding as of December 31, 2005 and 2004 was $308,000 and $896,000, respectively.

         At December 31, 2005, scheduled maturities of long-term debt for the next three years and thereafter are as follows (in thousands):

                                                  DEBT
                                               --------
         2006--------------------------------- $    154
         2007---------------------------------      154
         2008---------------------------------       --
         Thereafter---------------------------       --
                                               --------
         Total                                      308
         Less current portion-----------------     (154)
                                               ---------
         Long term portion-------------------- $    154
                                               ========

         During 2005, 2004 and 2003, the Company incurred $23,000, $84,000 and $77,000, respectively, in interest expense.

8.       STOCKHOLDERS' EQUITY

         PREFERRED STOCK--The Company is authorized to issue 100,000 shares of Preferred Stock. As of December 31, 2005, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

         COMMON STOCK--The Company is authorized to issue 50,000,000 shares of Common Stock.

9.       STOCK OPTIONS

         Under the terms of the Company's 1996 Stock Incentive Plan, as amended (the "Plan"), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares, which may be issued under the Plan, is 7,250,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five or ten-year term but terminate earlier if employment is terminated. As of December 31, 2005, 6,827,000 have been granted (4,062,000 are outstanding and 2,765,000 have either been exercised, forfeited or expired) and there were 423,000 options available for grant.

         In 2006, the Company determined it had improperly accounted for stock option exercises of certain terminated employees during 2001 through 2005. When the Company was in an internally defined blackout period, it allowed terminated employees to extend their stock option exercise privileges beyond the Plan's stated 30 days. The Company evaluated all stock options that have been exercised from 2001 through 2005 and determined who exercised stock options beyond the 30-day period specified in the Plan. It was determined that the termination date constituted a re-measurement date, as defined under stock option accounting rules which require a revaluation of any stock options that were given this benefit.

         The amount of expense related to certain stock options exercised after the 30-day period was $2.4 million, $220,000 and $108,000 in 2001, 2004 and
2005, respectively. These amounts are reflected in our financial statements in the appropriate periods.

         Information concerning stock options under the Plan is summarized as follows (in thousands, except price per share information):

                                         2005                  2004                   2003
                                --------------------   --------------------   --------------------
                                            WTD. AVG.              WTD. AVG.              WTD. AVG.
                                            EXERCISE               EXERCISE               EXERCISE
                                 SHARES       PRICE     SHARES       PRICE     SHARES       PRICE
                                --------    --------   --------    --------   --------    --------
Outstanding beginning of year      3,563    $   6.08      3,416    $   4.66      3,617    $   3.72
Granted .....................        812        5.89        948        9.45      1,201        4.49
Exercised ...................        (78)       2.81       (691)       3.85     (1,377)       2.01
Forfeited and expired .......       (235)       8.26       (110)       5.37        (25)       6.13
                                --------    --------   --------    --------   --------    --------
Outstanding end of year .....      4,062    $   5.98      3,563    $   6.08      3,416    $   4.66
                                ========    ========   ========    ========   ========    ========
Exercisable end of year .....      2,739    $   5.50      2,449    $   5.03      2,442    $   4.49
                                ========    ========   ========    ========   ========    ========

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 2005 (in thousands, except contractual life and exercise price per share information):

------------- ------------- ------------- ------------- -------------
                              Months
                             Remaining
  Exercise       # of           On                       Options
  Price Per     Options     Contractual     Options         Un-
    Share      Outstanding      Life      Exercisable   exercisable
------------- ------------- ------------- ------------- -------------
      $ 2.40           382            10           382             0
------------- ------------- ------------- ------------- -------------
        2.70            42            27            36             6
------------- ------------- ------------- ------------- -------------
        2.94           454            26           454             0
------------- ------------- ------------- ------------- -------------
        3.04            39            21            39             0
------------- ------------- ------------- ------------- -------------
        3.30             5            26             5             0
------------- ------------- ------------- ------------- -------------
        3.54             3            14             3             0
------------- ------------- ------------- ------------- -------------
        4.30            14            24            14             0
------------- ------------- ------------- ------------- -------------
        4.42           276            12           276             0
------------- ------------- ------------- ------------- -------------
        5.49            12           114             2            10
------------- ------------- ------------- ------------- -------------
        5.50            13             0            13             0
------------- ------------- ------------- ------------- -------------
        5.51            80             4            80             0
------------- ------------- ------------- ------------- -------------
        5.56             7           113             1             6
------------- ------------- ------------- ------------- -------------
        5.65            15            33             9             6
------------- ------------- ------------- ------------- -------------
        5.70           500           114            83           417
------------- ------------- ------------- ------------- -------------
        6.14            18           111             4            14
------------- ------------- ------------- ------------- -------------
        6.15           252           111            56           196
------------- ------------- ------------- ------------- -------------
        6.45           462            35           321           141
------------- ------------- ------------- ------------- -------------
        6.87           659             2           659             0
------------- ------------- ------------- ------------- -------------
        7.54            31            33            23             8
------------- ------------- ------------- ------------- -------------
        7.82            13           110             4             9
------------- ------------- ------------- ------------- -------------
        7.98             5           107             2             3
------------- ------------- ------------- ------------- -------------
        9.40           742           102           370           372
------------- ------------- ------------- ------------- -------------
       10.60            38            39            22            16
------------- ------------- ------------- ------------- -------------
       Total         4,062                       2,858         1,204
------------- ------------- ------------- ------------- -------------

         The weighted average fair value at the date of grant for stock options granted during 2005, 2004 and 2003 was $4.21, $4.62 and $2.27 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      2005      2004      2003
                                                      ----      ----      ----
   Estimated weighted average life (years).......      3.0       2.7       3.0
   Interest rate.................................     3.3%      3.5%      3.0%
   Volatility....................................     119%       60%       63%
   Dividend yield................................       0%        0%        0%

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

         The  following  table  contains  information   necessary  to  calculate
earnings per share (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2005       2004       2003
                                                        --------   --------   --------
Weighted average shares outstanding .................     13,721     11,972     10,339
Effect of dilutive securities; options and warrants .      --(1)      --(1)      --(1)
                                                        --------   --------   --------
Weighted average shares--diluted ....................     13,721     11,972     10,339
                                                        ========   ========   ========

-----------
(1) Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 3.6 million shares 2005 and 2004, respectively and 1.0 million shares for 2003, were excluded from the diluted share calculation because they were anti-dilutive.

11.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES--The Company leases its facilities and certain equipment under operating leases expiring through 2009. Rent expense totaled approximately $467,000, $452,000 and $382,000 for 2005, 2004 and 2003,
respectively. Minimum lease commitments at December 31, 2005 are summarized as follows (in thousands):

                  2006-----------------------------    $    469
                  2007-----------------------------         415
                  2008-----------------------------         421
                  2009-----------------------------         408
                                                       --------
                                                       $  1,713
                                                       ========

         LEGAL MATTERS-- On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company's results of operations and financial condition. The complaint includes claims under the Securities Act and Exchange Act and seeks unspecified damages and legal expenses.

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

         In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee by Dorsey & Whitney, LLP. Dorsey & Whitney retained the services of PricewaterhouseCoopers LLP with respect to various forensic and electronic procedures performed in the course of the investigation. Related to this internal investigation, the Company has recorded approximately $147,000 in expense for 2005 and $690,000 in expense for 2006 to date for amounts not covered by insurance.

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

12.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                                 2005       2004       2003
                                               --------   --------   --------
         Current taxes:
                  Federal ..................   $   --     $   --     $   --
                  State ....................       --         --         --
                  Foreign ..................        111       --           28
                                               --------   --------   --------
                         Sub Total .........        111       --           28
         Deferred taxes:
                  Federal ..................       --         --         --
                  State ....................       --         --         --
                  Foreign ..................       --         --         --
                                               --------   --------   --------
                        Sub Total ..........       --         --         --
                                               --------   --------   --------

                  Provision for income taxes   $    111   $   --     $     28
                                               ========   ========   ========

         Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                         2005       2004       2003
                                                       -------    -------    -------
Income tax benefit at the statutory federal rate ...   $(2,786)   $(1,281)   $   (84)
State income taxes, net of federal income tax effect      (324)      (181)        31
Foreign taxes at rates different than U.S. taxes ...        96        126        326
Valuation allowance ................................     2,646      1,187       (245)
Other ..............................................       479        149       --
                                                       -------    -------    -------
             Total provision for income taxes ......   $   111    $  --      $    28
                                                       =======    =======    =======

         The tax effects of temporary differences and carryforwards that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

         Deferred tax assets:                      2005         2004
                                                 --------     --------
         Net operating loss carryforwards ...    $ 17,958     $ 15,695
         Credits ............................         220          228
         Accruals ...........................         373          206
         Reserves ...........................       1,078          736
         State taxes ........................        (911)        (703)
         Other ..............................         108           18
                                                 --------     --------
         Total deferred tax assets ..........      18,826       16,180
         Valuation allowance ................     (18,826)     (16,180)
                                                 --------     --------
          Net deferred tax assets ...........    $   --       $   --
                                                 ========     ========

         As of December 31, 2005, approximately $8.2 million of the total deferred tax assets result from "excess" tax benefits resulting from the exercise of employee stock options and will be recorded to stockholders' equity if recognized.

         In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible and the periods before the carryforwards expire. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes there is insufficient evidence to conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a portion of the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset during the years ended December 31, 2005 and 2004.

         Consolidated U.S. income (loss) before taxes was $(4,914,000), $(3,341,000) and $506,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The corresponding income (loss) before taxes for non U.S. based operations was $(3,391,000), $(428,000) and $(754,000) for the years ended
December 31, 2005, 2004 and 2003, respectively.

         The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to reinvest those earnings indefinitely or they will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal tax liability, if any, which would be payable if such earnings were not invested indefinitely.

         As of December 31, 2005, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $39.7 million, $23.9 million and $5.9 million, respectively, which are available to offset future taxable income in those jurisdictions through 2025.

         Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 43% change in ownership for the three-year period ended December 31, 2005. As of December 31, 2005, none of our NOLs have been limited by the Section 382 rules.

13.      SEGMENT INFORMATION

         BUSINESS SEGMENTS--The Company has four business segments: (i) business communications; (ii) OEM remotes; (iii) e-transactions; and (iv) specialty components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate depreciation, any other income, expenses or assets to these segments, nor does it track revenue by product.

         Reportable segment information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                                                          SPECIALTY
                                 BUSINESS        OEM            E-        COMPONENTS
                              COMMUNICATIONS   REMOTES     TRANSACTIONS    AND OTHER      TOTAL
                              --------------   -------     ------------    ---------      -----
2005
   Revenue................        $6,552       $17,846        $8,326        $5,515      $38,239
   Gross profit...........         3,407          (632)        3,233         2,050        8,058
2004
   Revenue................        $6,070       $18,762        $5,328        $5,246      $35,406
   Gross profit(1)........         3,511         1,731         2,583         2,769       10,595
2003
   Revenue................        $8,133       $14,114        $4,165        $4,630      $31,042
   Gross profit(1)........         4,312         2,075         2,005         2,974       11,366

(1) As restated

         GEOGRAPHIC INFORMATION--The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company's revenues and long-lived assets by geographic area for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                        YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------
                             2005                2004                2003
                       -----------------   -----------------   -----------------
                                  LONG-               LONG-               LONG-
                                  LIVED               LIVED               LIVED
                      REVENUES    ASSETS  REVENUES    ASSETS  REVENUES    ASSETS
                       -------   -------   -------   -------   -------   -------
United States ......   $17,135   $ 1,245   $14,087   $ 1,246   $15,210   $   911
Japan ..............     7,571       107    10,040       587     7,140       522
Asia ...............     9,492        55     3,883     6,208        14
(other than Japan) .       101
Europe and other ...     4,041      --       7,396      --       2,484      --
                       -------   -------   -------   -------   -------   -------
                       $38,239   $ 1,407   $35,406   $ 1,934   $31,042   $ 1,447
                       =======   =======   =======   =======   =======   =======


         MAJOR CUSTOMERS--In 2005, 2004 and 2003, no single customer exceeded 10% of total revenues. One customer accounted for 11% of the accounts receivable at December 31, 2005, 15% at December 31, 2004, and 20% at December 31, 2003.

14.      401K SAVINGS PLAN

         In 1995 the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. The Company expensed $36,000, $35,000 and $37,000 in 2005, 2004 and 2003, respectively, related to this plan.

15.      MATERIAL ADJUSTMENTS

         In the fourth quarter of 2004, the Company reduced its revenue and accounts receivable by $704,000 and reduced its cost of sales and gross profit by $351,000 for a customer contract that did not meet the revenue recognition requirements of the SEC's guidelines for "bill and hold" contracts. The Company also recorded a reduction in its inventory and an increase in cost of sales of $257,000 for a correction of its inventory valuation method. Additionally, in the third and fourth quarters of 2004, the Company increased its cost of sales and decreased its gross profit by $249,000 and $178,000, respectively for certain invoices received from a major vendor that had not been properly recorded in the Company's accounting system.

         In 2005, the Company recorded restatement adjustments for the following items:

         o The first item involves a key vendor and was identified in a recent reconciliation of accounts with that vendor. This issue relates to a net write-off of $1.1 million of certain receivables primarily originating in the fourth quarter of 2003 due from the vendor, with $167,000 of that amount originating in the fourth quarter of 2002, and the recording of $1.0 million in payables due to that same vendor that were not properly recorded in the Company's accounting system for the third and fourth quarters of 2004 and the first and second quarters of 2005.

         o The second item relates to the understatement of cost of sales in the second quarter of 2005 of $372,000 as a result of certain inventory components being doubled counted, and thus overstated in inventory as of June 30, 2005.

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

         o The fifth item relates to a terminated employee's ability to extend the time to exercise any stock options vested through their respective termination date in a blackout period to 30 days after the blackout period is lifted as opposed to 30 days after termination as stated in the terms of our stock option plan resulting in a re-measurement date and a non-cash compensation expense related to 2001, 2004 and 2005 of $2.4 million, $220,000 and $108,000 respectively.

         o The sixth item relates to the understatement of cost of sales of $837,000 in 2004 and an overstatement of cost of sales of $748,000 in 2005 as a result of certain inventory in transit from the parent company to its Hong Kong subsidiary being overvalued at December 31, 2004.

         These restatement adjustments reduced stockholders' equity by an aggregate of $5.5 million and affected prior years as follows:

         o Our net loss for 2001 was increased by $2.4 million to a net loss of $4.4 million.

         o Gross profit for 2002 was increased by $167,000 to a gross profit of $8.1 million and our net loss was decreased by $167,000 to a net loss of $4.1 million.

         o Gross profit and net income for 2003 were reduced by $1.3 million to a gross profit of $11.4 million and a net loss of $248,000.

         o Gross profit for 2004 was reduced by $1.3 million to a gross profit of $10.6 million and our net loss was increased by $1.5 million to a net loss of $3.8 million.

         o Gross profit for 2005 was reduced by $357,000 to a gross profit of $8.1 million and our net loss was increased by $465,000 to a net loss of $8.3 million.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Interlink Electronics, Inc.
Camarillo, California

The audits referred to in our report dated July 21, 2006 relating to the consolidated financial statements of Interlink Electronics, Inc., which is contained in Item 15 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material aspects, the information set forth therein.



/s/ BDO Seidman, LLP
-----------------------
    BDO Seidman, LLP

Los Angeles, California


                                                   July 21, 2006

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                 (in thousands)

                                           ADDITIONS
                              BALANCE AT    CHARGED
                               BEGINNING   TO COSTS &                BALANCE AT
DESCRIPTION                     OF YEAR    EXPENSE(1)   DEDUCTIONS   END OF YEAR
                              ----------   ----------   ----------   ----------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:

  December 31, 2005 .......   $       59          284             7   $      336

  December 31, 2004 .......   $      670          (22)          589   $       59

  December 31, 2003 .......   $      497          176             3   $      670

RESERVE FOR INVENTORY
  OBSOLESCENCE:

  December 31, 2005 .......   $      658        1,433           352   $    1,739

  December 31, 2004 .......   $    1,420         (425)          337   $      658

  December 31, 2003 .......   $    1,818         (195)          202   $    1,420

DEFERRED TAX ASSET
  VALUATION ALLOWANCE:

  December 31, 2005 .......   $   16,180        2,646          --     $   18,826

  December 31, 2004 .......   $   14,401        1,779          --     $   16,180

  December 31, 2003 .......   $   13,229        1,171          --     $   14,401


(1) THE ADDITIONS FOR THE DEFERRED TAX ASSET VALUATION ALLOWANCE INCLUDE ADDITIONAL PAID IN CAPITAL (APIC) OF $1,283 FOR 2004 AND $1,416 FOR 2005.

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER

           3.1 Certificate  of  Incorporation,   as  amended   (incorporated  by
               reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
           3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
         10.1* 1996 Stock Incentive Plan, as amended  (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
         10.2* Form  of  Incentive  Stock  Option  Agreement   (incorporated  by
               reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
         10.3* Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
          10.4 Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.
          10.5 Pledge Agreement between George Gu and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.6 Pledge Agreement between E. Michael Thoben and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.7 Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.8 Pledge Agreement between Michael W. Ambrose and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          10.9 Secured Promissory Note of George Gu, as Borrower, in the amount of $40.883 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.10 Secured Promissory Note of Merritt M. Lutz, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.11 Secured Promissory Note of Michael Thoben, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

         10.12 Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.13 Secured Promissory Note of Michael W. Ambrose, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.14 First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, George Gu, Paul D. Meyer and Michael W. Ambrose (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.15 Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.16 Pledge Agreement between Mike Ambrose and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.17 Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.18 Secured Promissory Note of Mike Ambrose, as Borrower, in the amount of $104,050 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
         10.19 First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Michael Thoben, Paul D. Meyer and Mike Ambrose (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
          21.1 Subsidiaries of the Registrant.
          23.1 Consent of BDO Seidman, LLP.
          24.1 Power of Attorney (see signature page).
          31.1 Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.