Form 10-Q
period 2006-03-31
INTERLINK ELECTRONICS INC
filed 2006-11-16
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      to
                                        ----    -----

                           Commission File No. 0-21858

                           INTERLINK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            77-0056625
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

             546 Flynn Road                                        93012
         Camarillo, California                                   (Zip Code)
(Address of principal executive offices)

                                 (805) 484-8855
              (Registrant's telephone number, including area code)

                                 Not applicable.
               Former name, former address and former fiscal year
                          if changed since last report)

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

         Yes [_]    No [X]

Shares of Common Stock Outstanding, at November 2, 2006: 13,755,561

                           INTERLINK ELECTRONICS, INC.
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets--
                    March 31, 2006 and December 31, 2005 ..................    3

                  Condensed Consolidated Statements of Operations--
                    Three Months Ended March 31, 2006 and March 31, 2005 ..    4

                  Condensed Consolidated Statements of Cash Flows--
                  Three Months Ended March 31, 2006  and  March 31, 2005 ..    5

                  Notes to Condensed Consolidated Financial
                    Statements--March 31, 2006 ............................    6

         ITEM 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .........   16


         ITEM 3.  Quantitative and Qualitative Disclosures
                    about Market Risk .....................................   27

         ITEM 4.  Controls and Procedures .................................   28

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .......................................   30

         ITEM 1A. Risk Factors ............................................   31

         ITEM 6.  Exhibits ................................................   39

SIGNATURES ................................................................   40

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INTERLINK ELECTRONICS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                    March 31,   December
                                                                      2006      31, 2005
                                                                    --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ....................................   $  3,741    $  3,938
   Short-term investments, available for sale ...................      8,500      10,000
   Accounts receivable, less allowance for doubtful accounts and product returns of $390 and $423 at March 31, 2006 and
     December 31, 2005, respectively ............................      6,927       9,184
   Inventories, net of reserves of $1,927 and $1,739 at March 31,
     2006 and December 31, 2005, respectively ...................      9,447       8,119
   Prepaid expenses and other current assets ....................        616         456
                                                                    --------    --------

     Total current assets .......................................     29,231      31,697

Property and equipment, net .....................................      1,056       1,099
Patents and trademarks, less accumulated amortization of $1,223 and $1,201 at March 31, 2006 and December 31, 2005,
   respectively .................................................        294         308
Other assets ....................................................         87          67
                                                                    --------    --------
Total assets ....................................................   $ 30,668    $ 33,171
                                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .........................   $    154    $    154
   Accounts payable .............................................      5,048       5,731
   Accrued payroll and related expenses .........................      1,688       1,931
   Deferred revenue .............................................        755         863
   Other accrued expenses .......................................         96          66
                                                                    --------    --------
     Total current liabilities ..................................      7,741       8,745
                                                                    --------    --------
Long-term debt, net of current portion ..........................        154         154
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $5.00 par value (100 shares authorized, none        --          --
     issued and outstanding)
   Common stock, $0.00001 par value (50,000 shares authorized,
     13,754 shares issued and outstanding at March 31, 2006 and
     December 31, 2005) .........................................     51,813      50,740
   Due from stockholders ........................................       (156)       (157)
   Accumulated other comprehensive loss .........................       (470)       (490)
   Accumulated deficit ..........................................    (28,414)    (25,821)
                                                                    --------    --------
     Total stockholders' equity .................................     22,773      24,272
                                                                    --------    --------
Total liabilities and stockholders' equity ......................   $ 30,668    $ 33,171
                                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          INTERLINK ELECTRONICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Month Period
                                                            Ended March 31,
                                                       ------------------------
                                                         2006           2005 (1)
                                                       --------        --------
Revenues .......................................       $  8,531        $  9,269
Cost of revenues ...............................          4,849           6,013
                                                       --------        --------
Gross profit ...................................          3,682           3,256
Operating expenses:
   Product development and research ............          1,415           1,028
   Selling, general and administrative .........          4,900           2,690
                                                       --------        --------
     Total operating expenses ..................          6,315           3,718
                                                       --------        --------
Operating loss .................................         (2,633)           (462)
                                                       --------        --------
Other income (expense):
   Interest income, net ........................            127              82
   Other expense ...............................            (16)            (18)
                                                       --------        --------
     Total other income ........................            111              64
                                                       --------        --------
Loss before income tax benefit .................         (2,522)           (398)
Provision (benefit) for income tax .............             71            --
                                                       --------        --------
Net loss .......................................       $ (2,593)       $   (398)
                                                       ========        ========
Loss per share - basic .........................       $  (0.19)       $  (0.03)
                                                       ========        ========
Loss per share - diluted .......................       $  (0.19)       $  (0.03)
                                                       ========        ========
Weighted average shares - basic ................         13,754          13,692
                                                       ========        ========
Weighted average shares - diluted ..............         13,754          13,692
                                                       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

----------
(1)      As restated. See Note 1 to the consolidated financial statements

                          INTERLINK ELECTRONICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three Month Period
                                                                       Ended March 31,
                                                                     ------------------
                                                                       2006      2005(1)
                                                                     -------    -------
 Cash flows from operating activities:
   Net loss ......................................................   $(2,593)   $  (398)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for allowance for doubtful accounts receivable
         and product returns .....................................       (33)         2
     Increase in reserves for excess inventories .................       188          6
     Stock-based compensation ....................................     1,070         22
     Depreciation and amortization ...............................       126        125
     Changes in operating assets and liabilities:
       Accounts receivable .......................................     2,290       (974)
       Prepaid expenses and other current assets .................      (160)        31
       Inventories ...............................................    (1,516)      (835)
       Other assets ..............................................       (20)       (44)
       Accounts payable ..........................................      (683)    (1,212)
       Deferred revenue ..........................................      (108)       197
       Accrued payroll and other accrued expenses ................      (210)      (155)
                                                                     -------    -------
         Net cash used in operating activities ...................    (1,649)    (3,235)
                                                                     -------    -------
Cash flows from investing activities:
   Sales of marketable securities ................................     1,500      3,000
   Purchases of property and equipment ...........................       (61)      --
   Costs of patents and trademarks ...............................        (7)       (25)
                                                                     -------    -------
         Net cash provided by investing activities ...............     1,432      2,975
                                                                     -------    -------
Cash flows from financing activities:
   Principal payments on debt ....................................      --         (135)
   Proceeds from exercise of employee/director stock options .....      --           56
                                                                     -------    -------
         Net cash used in financing activities ...................      --          (79)
                                                                     -------    -------
Effect of exchange rate changes on cash and cash equivalents .....        20        (21)
                                                                     -------    -------
Decrease in cash and cash equivalents ............................      (197)      (360)
Cash and cash equivalents:
       Beginning of period .......................................     3,938      6,067
                                                                     -------    -------
       End of period .............................................   $ 3,741    $ 5,707
                                                                     =======    =======
Supplemental disclosures of cash flow information:
       Interest paid .............................................   $     4    $     6
                                                                     =======    =======
       Income taxes paid .........................................   $    71    $     1
                                                                     =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

----------
(1)      As restated. See Note 1 to the consolidated financial statements

                          INTERLINK ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
                MARCH 31, 2006 AND DECEMBER 31, 2005 (UNAUDITED)


1.       BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

         The financial information as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         On November 2, 2005, the Company announced that it intended to restate its financial results for the years ended December 31, 2003 and December 31, 2004 and the first two quarters of 2005 to reflect a matter that the Company identified in a reconciliation of accounts with a key vendor in China, a second matter related to double-counting of inventory, a third matter relating to unrecorded licensing costs and a fourth matter relating to a balance sheet reclassification for certain cash prepayments. The first matter relates to a net write-off of $1.1 million of certain receivables primarily originating in the fourth quarter of 2003, with $167,000 of that amount originating in the fourth quarter of 2002, due from a key vendor in China and the recording of $1.0 million in payables due to that same vendor that were not properly recorded in the Company's accounting system for the third and fourth quarters of 2004 and the first and second quarters of 2005 in the amounts of $249,000, $224,000, $205,000 and $331,000, respectively. The second matter relates to the understatement of cost of sales in the second quarter of 2005 of $372,000 as a result of certain inventory components being double-counted and thus overstated in inventory as of June 30, 2005. The third matter relates to an understatement of cost of sales in the first and second quarters of 2005 of $51,000 and $565,000, respectively, as a result of certain licensing charges that were not properly recorded in cost of sales and inventory. The fourth matter relates to a balance sheet reclassification of $1.3 million in cash payments made by a customer during the second and fourth quarters of 2004 as well as the first and second quarters of 2005 in advance of future shipments of product. These payments were incorrectly applied against accounts receivable rather than recorded as deferred revenue. The cash prepayments have been properly reclassified to deferred revenue.

         On March 30, 2006, the Company announced that it had discovered two additional discrepancies in its historical financial statements. The first matter relates to accounting for stock options of terminated employees and resulted in an unrecorded, non-cash expense of $2.4 million in 2001, $220,000 in 2004 and $108,000 in 2005, $22,000 of which was in the first three months of 2005. The second matter relates to overstated valuation of certain inventory in transit between the parent company and its Hong Kong subsidiary as of December 31, 2004. This matter resulted in the understatement of cost of sales of $837,000 in the fourth quarter of 2004 and an overstatement of cost of sales of $748,000 in 2005, $687,000 of which was in the first three months of 2005, for a net increase in cost of sales of $89,000.

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

         Based on the findings of the independent and company investigations, as well as senior management's evaluation of the effectiveness of the design and operation of the company's controls and procedures, the Committee determined that inadequate internal controls contributed to the restatement issues. The primary control deficiencies are identified on pages 25 to 26 of this Form 10-Q.

         The information included herein reflects the restatements discussed above and should be read in conjunction with the consolidated financial statements and the related notes, as restated, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had cash, cash equivalents and short term investments of $12.2 million. Based on the Company's business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company's operations for the next 12 months. The Company expects to require additional cash in the fourth quarter of 2006 to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of March 31, 2006, the Company's total consolidated indebtedness for money borrowed was $308,000. The Company is in discussions with respect to various financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully fund its current operations.

2.       SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) enters orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirms pricing through the customer purchase order; and (4) validates creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

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

         RESERVE FOR ESTIMATED PRODUCT RETURNS. While not an explicit part of the Company's terms and conditions of product sales except for some customers, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its Business Communications - branded products market for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product "sell-through" statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management's estimate then revenues in the subsequent period will be adversely affected.

         INVENTORY RESERVE. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remote business segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. The reserve is discussed in detail in the BUSINESS SEGMENT OVERVIEW under OEM Remotes in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

         FOREIGN EXCHANGE EXPOSURE. The Company has established relationships with most of the major OEMs in the OEM Remote market. Many of these OEMs are based in Japan and approximately 14%, 20% and 28% of the Company's revenues for the first three months of 2006 and the years 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company's revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, the Company's actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in OEM Remote revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company's Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The  following  table   illustrates  the  impact  of  foreign  currency
fluctuations on the Company's yen-denominated revenues and the effectiveness of its foreign currency hedging activity (in thousands).

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ----------------------
                                                            2006         2005
                                                          ---------    ---------
Increase (decrease) in revenues resulting
   from foreign currency fluctuations .................   $    --      $      54
Hedging loss ..........................................          (1)          38
                                                          ---------    ---------
     Net revenue impact ...............................   $      (1)   $      92
                                                          =========    =========

         The Company calculates the "increase (decrease) in revenues resulting from foreign currency fluctuations" by calculating the U.S. dollar equivalent of its yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to the Company's yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above. As of March 31, 2006, the Company did not have any contracts outstanding to hedge its foreign exchange exposure.

         STOCK-BASED COMPENSATION. On January 1, 2006, the Company adopted Statement of Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

         The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for employees and directors for the three months ended March 31, 2006 was $1,070,000. The effect on basic and diluted earnings per share for the three months ended March 31, 2006 was $(0.08) per share. As of March 31, 2006, the Company has $5,789,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 3 years.

         During the three months ended March 31, 2006, the Company granted options to acquire 1,085,050 shares of its common stock at an average exercise price of $3.15 per share. The estimated fair value of all awards granted during the quarter was $2,307,000, of which $288,000 was recorded as of March 31, 2006. There were no stock options exercised during the quarter ended March 31, 2006.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123R to stock-based awards granted under the Company's stock option plan for the three months ended March 31, 2005. For the purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods) (in thousands, except per share information):

                                                                THREE MONTHS
                                                                   ENDED
                                                                  MARCH 31,
                                                                   2005(1)
                                                                ------------
Net loss - as reported ......................................   $       (398)
Stock-based compensation expense included
   in reported net loss, net of related
   tax effects ..............................................             22
Total stock-based compensation expense
   determined under fair value based method for
   all awards, net of related tax effects ...................           (830)(2)
                                                                ------------
         Net loss - pro forma ...............................   $     (1,206)
                                                                ============
       Basic and diluted loss per share - as reported .......   $      (0.03)
                                        - pro forma .........          (0.09)

(1) As restated. See Note 1.

(2) As restated. As part of the Company's implementation of SFAS 123R, we discovered that amounts previously stated in footnote disclosure under the requirements of SFAS 123 for stock based compensation expense were calculated in error. For the three months ended March 31, 2005, the Company previously recorded a stock based compensation amount of $452,000. This amount is now calculated to be $830,000. The effect on the pro forma basic and diluted earnings per share was $(.03), changing from $(.06) to $(.09).

         SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro formas were provided. As stock-based compensation expense recognized in the Statement of Operations for March 31, 2006 is based on awards expected to vest, SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2006, forfeitures are estimated at 9% and totaled $30,000. In the pro forma information provided under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

         Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and complied with the disclosure provisions of SFAS
123. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of the grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three months ended March 31, 2005, there was $22,000 of stock-based compensation expense recognized in the Statement of Operations for awards issued to certain employees and directors.

         The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the "safe harbor" provisions under SAB 107.

         The weighted average fair value at the date of grant for stock options granted during the three months ended March 31, 2006 and 2005 was $2.35 and $5.25 (as restated) per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                      ----------     ----------
                                                         2006          2005(1)
                                                      ----------     ----------
Expected life (years) ............................           5.5            5.7
Interest rate ....................................           4.6%           4.6%
Volatility .......................................            90%            74%
Dividend yield ...................................             0%             0%

(1) As Restated

         A summary of the Company's nonvested shares as of December 31, 2005 and changes during the quarter ended March 31, 2006, is presented below:

                                                                       Wgt. Avg.
                                                                        Exercise
                                                           Options       Price
                                                          --------      --------
Nonvested December 31, 2005 .........................        1,301      $   7.24
Granted .............................................        1,085          3.15
Vested ..............................................         (190)         7.39
Forfeited or expired ................................            0          0.00
                                                          --------      --------
Nonvested - March 31, 2006 ..........................        2,196      $   5.21
                                                          ========      ========

         The Company is evaluating and has not yet determined which method provided in SFAS 123R to use for calculating the beginning balance of the additional paid in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has until December 31, 2006 to make this decision.

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

         The  following  table  contains  information   necessary  to  calculate
earnings per share (in thousands):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                           ----------------
                                                            2006      2005
                                                           ------    ------
Weighted average shares outstanding - basic .............  13,754    13,692
Effect of dilutive securities (employee/director stock
   options) .............................................      -- (1)     -- (1)
                                                           ------    ------
Weighted average shares - diluted .......................  13,754    13,692
                                                           ======    ======

(1) Due to the net loss for the three month periods ended March 31, 2006 and 2005, respectively, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 4.5 million and 3.6 million shares for 2006 and 2005, respectively, were excluded from the calculations.

4.       LINE OF CREDIT

         At March 31, 2006, the Company had a $3.0 million bank line of credit which was secured by cash investments at the bank. The line was unused at March 31, 2006. In May 2006, the Company terminated the line of credit.

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

         On August 17, 2006, the plaintiff refiled the derivative action in California state court. The refiled complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of the Company's board of directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that the Company is found to have violated the federal securities laws and other unspecified damages.

         In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee by Dorsey & Whitney, LLP. Dorsey & Whitney retained the services of PricewaterhouseCoopers LLP with respect to various forensic accounting and electronic procedures performed in the course of the investigation. Related to this internal investigation, the Company has recorded approximately $147,000 in expense for 2005 and $615,000 in expense for 2006 to date for amounts not covered by insurance. Additionally, in connection with the class action proceeding, the Company has recorded approximately $266,000 in expense for 2006 to date for amounts not covered by insurance.

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

6.       COMPREHENSIVE INCOME (LOSS)

         The   following   table   provides  the  data   required  to  calculate
comprehensive loss in thousands:

                                                  Accumulated
                                                     Other
                                                 Comprehensive    Comprehensive
                                                     Loss             Loss
                                                 -------------    -------------
Balance at December 31, 2004 .................   $        (377)            --
Translation adjustment .......................             (20)   $         (21)
Net loss (1) .................................                             (398)
                                                 -------------    -------------
Balance at March 31, 2005 ....................   $        (397)   $        (419)
                                                 =============    =============
Balance at December 31, 2005 .................   $        (490)            --
Translation adjustment .......................              20    $          20
Net loss .....................................                           (2,593)
                                                 -------------    -------------
Balance at March 31, 2006 ....................   $        (470)   $      (2,573)
                                                 =============    =============

(1) As restated. See Note 1.

7.       SEGMENT INFORMATION

         The Company has four business segments: (i) Business Communications - branded products; (ii) OEM Remotes; (iii) E-transactions; and (iv) Specialty Components. The accounting policies of the segments are the same as those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates"; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands):

                                         BUSINESS
                                      COMMUNICATIONS          OEM                             SPECIALTY
THREE MONTHS ENDED:                     - BRANDED           REMOTES       E-TRANSACTIONS      COMPONENTS           TOTAL
-----------------------------------   ---------------   ---------------   ---------------   ---------------   ---------------
March 31, 2006
   Revenue ........................   $         1,786   $         4,002   $         1,611   $         1,132   $         8,531
   Gross profit ...................             1,021             1,016             1,020               625             3,682
March 31, 2005(1)
   Revenue ........................   $         1,655   $         4,916   $         1,357   $         1,341   $         9,269
   Gross profit ...................               992               938               623               703             3,256

(1) As restated. See Note 1

         The  Business   Communications  -  branded  products  business  segment
consists specifically of company branded products. The OEM Remotes business segment consists of OEM products.

         GEOGRAPHIC INFORMATION--The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company's revenues and long-lived assets by geographic area for the three month periods ended and as of March 31, 2006 and 2005 are as follows (in thousands):

                                         THREE MONTHS ENDED AND AS OF
                                                    MARCH 31,
                               -------------------------------------------------
                                        2006                      2005
                               -----------------------   -----------------------
                                            LONG LIVED                LONG LIVED
                                REVENUES      ASSETS      REVENUES      ASSETS
                               ----------   ----------   ----------   ----------
United States ..............   $    4,667   $    1,166   $    3,520   $    1,203
Japan ......................        1,163          129        2,075          535
Asia (other than Japan) ....        1,908           55        1,197           96
Europe and other ...........          793         --          2,477         --
                               ----------   ----------   ----------   ----------
                               $    8,531   $    1,350   $    9,269   $    1,834
                               ==========   ==========   ==========   ==========

         MAJOR CUSTOMERS-- In the first quarters of 2006 and 2005, no single customer exceeded 10% of total revenues. One customer accounted for 18% and 14% of the accounts receivable at March 31, 2005 and 2006, respectively.

8.       INVENTORIES

         Net inventories consisted of the following (in thousands):

                                                      MARCH 31,     DECEMBER 31,
                                                        2006           2005
                                                     -----------    -----------
Raw material .....................................   $     6,625    $     4,475
Work in process ..................................         1,964          1,230
Finished goods ...................................         2,785          4,153
Reserve for excess and obsolete inventory ........        (1,927)        (1,739)
                                                     -----------    -----------
Total inventories ................................   $     9,447    $     8,119
                                                     ===========    ===========

9.       STOCK OPTIONS

         Under the terms of the Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of March 31, 2006, options for 7,224,000 shares of stock have been granted (4,459,000 are outstanding and 2,765,000 have been exercised, forfeited or expired) and there were 26,000 options available for grant.

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

         The amount of expense related to certain stock options exercised after the 30-day period was $2,400,000 in 2001, $220,000 in 2004 and $108,000 in 2005.
These amounts are reflected in our financial statements in the appropriate periods.

         Activity under the Plan for the first three months of 2006 is summarized as follows (in thousands, except per share information):

                                                                   Wgt. Avg.
                                                Options         Exercise Price
                                            ---------------    ---------------
Outstanding - beginning of period ........            4,053    $          5.98
Granted ..................................            1,085               3.15
Exercised ................................                0               0.00
Forfeited or expired .....................             (679)              6.81
                                            ---------------    ---------------
Outstanding - end of period ..............            4,459    $          5.16
                                            ===============    ================
Exercisable - end of period ..............            2,358    $          5.26
                                            ===============    ================

         The intrinsic value of vested and exercisable stock options outstanding as of March 31, 2006 is $320,000 and the weighted average remaining contractual life of exercisable options outstanding is 56 months.

         The  following  table  summarizes   information   about  stock  options
outstanding under the Plan as of March 31, 2006 (in thousands, except contractual life and exercise price per share information):

---------------   ---------------   ---------------   ---------------   ---------------
                                        Months
                                      Remaining
Exercise Price     # of Options     On Contractual        Options           Options
   Per Share        Outstanding          Life           Exercisable      Un-exercisable
---------------   ---------------   ---------------   ---------------   ---------------
$          2.40               378                 7               378                 0
---------------   ---------------   ---------------   ---------------   ---------------
           2.70                42                24                42                 0
---------------   ---------------   ---------------   ---------------   ---------------
           2.94               454                23               454                 0
---------------   ---------------   ---------------   ---------------   ---------------
           3.04                38                18                38                 0
---------------   ---------------   ---------------   ---------------   ---------------
           3.15             1,085               120                 0             1,085
---------------   ---------------   ---------------   ---------------   ---------------
           3.30                 5                23                 5                 0
---------------   ---------------   ---------------   ---------------   ---------------
           3.54                 3                11                 3                 0
---------------   ---------------   ---------------   ---------------   ---------------
           4.30                14                21                14                 0
---------------   ---------------   ---------------   ---------------   ---------------
           4.42               269                 9               269                 0
---------------   ---------------   ---------------   ---------------   ---------------
           5.49                12               111                 3                 9
---------------   ---------------   ---------------   ---------------   ---------------
           5.50                 6                 0                 6                 0
---------------   ---------------   ---------------   ---------------   ---------------
           5.51                80                 1                80                 0
---------------   ---------------   ---------------   ---------------   ---------------
           5.56                 7               110                 2                 5
---------------   ---------------   ---------------   ---------------   ---------------
           5.65                15                27                14                 1
---------------   ---------------   ---------------   ---------------   ---------------
           5.70               500               111               125               375
---------------   ---------------   ---------------   ---------------   ---------------
           6.14                18               108                 5                13
---------------   ---------------   ---------------   ---------------   ---------------
           6.15               248               108                75               173
---------------   ---------------   ---------------   ---------------   ---------------
           6.45               462                32               359               103
---------------   ---------------   ---------------   ---------------   ---------------
           7.54                31                30                26                 5
---------------   ---------------   ---------------   ---------------   ---------------
           7.82                13               107                 5                 8
---------------   ---------------   ---------------   ---------------   ---------------
           7.98                 4               104                 2                 2
---------------   ---------------   ---------------   ---------------   ---------------
           9.40               737                99               429               308
---------------   ---------------   ---------------   ---------------   ---------------
          10.60                38                36                24                14
---------------   ---------------   ---------------   ---------------   ---------------
          Total             4,459                               2,358             2,101
---------------   ---------------   ---------------   ---------------   ---------------

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

         We record our revenue in four different market segments: Business Communications -branded products (wireless intuitive input device products addressing the presentation market); OEM Remotes (wireless intuitive input device and sensor products addressing primarily the advanced TV viewing, video projector and home entertainment media center markets); E-transactions (input devices for the electronic signature markets); and Specialty Components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). Effective October 1, 2005, the Company combined its Home Entertainment and Business Communications OEM business segments into the current business segment entitled OEM Remotes. The current Business Communications - branded products business segment is now referring specifically to our branded products. All references in this document to business segments is using our re-aligned business segments that became effective October 1, 2005.

         We have addressed our Specialty Components market since our inception in 1985. Our other three markets have evolved out of our Specialty Components market. We have addressed our Business Communications - branded products market as a separate market since 1994, our E-transactions market since 1999 and our OEM Remotes market since 1994. The relative revenue and gross profit contributions of each of these segments is provided below in BUSINESS SEGMENT OVERVIEW - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

                         QUARTERLY FINANCIAL PERFORMANCE
     The following table presents certain financial information for each of the following quarters:

                            QUARTER ENDED (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    MAR.  31,
                             2006        2005        2005       2005(1)     2005(1)     2004(1)     2004(1)     2004(1)     2004(1)
                           --------    --------    --------    --------    --------    --------    --------    --------    --------
Revenues ................  $  8,531    $  8,484    $ 10,223    $ 10,263    $  9,269    $  9,682    $  9,556    $  8,232    $  7,936
Gross profit ............  $  3,682    $  1,691    $  1,292    $  1,819    $  3,256    $  2,190    $  2,088    $  3,183    $  3,134
Net income (loss) .......  $ (2,593)   $ (3,256)   $ (2,689)   $ (1,961)   $   (398)   $ (2,067)   $ (1,690)   $    (78)   $     66
Earnings (loss) per
  share - basic .........  $  (0.19)   $  (0.24)   $  (0.20)   $  (0.14)   $  (0.03)   $  (0.15)   $  (0.15)   $  (0.01)   $   0.01
Earnings (loss) per
  share - diluted .......  $  (0.19)   $  (0.24)   $  (0.20)   $  (0.14)   $  (0.03)   $  (0.15)   $  (0.15)   $  (0.01)   $   0.01

(1) As restated. See Note 1 to the consolidated financial statements

         Quarterly revenues increased from the first to fourth quarters of 2004. Though there was a slight decline in the first quarter of 2005 compared to the fourth quarter of 2004, the second and third quarters of 2005 saw increased growth from the fourth quarter of 2004. Revenues decreased in the fourth quarter of 2005 due primarily to declines in our OEM Remote and our E-transactions business segments. Revenues for the first quarter of 2006 were slightly higher than the revenues for the fourth quarter of 2005 due primarily to higher Business Communications - branded products revenues. Earnings have fluctuated in each of the previous nine quarters with losses being incurred over the previous eight quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross margins, increases in operating costs, inventory reserve adjustments and increased compliance and regulatory costs.

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

         On November 2, 2005, we reported our intention to make additional restatements to our financial information for the years ended December 31, 2003 and December 31, 2004 and the first two quarters of 2005. The additional restatements reflect adjustments to correctly account for the following four items:

         o The first item involved a key vendor in China and was identified in a reconciliation of accounts with that vendor. This matter relates to a net write-off of $1.1 million of certain receivables primarily originating in the fourth quarter of 2003, with $167,000 of that amount originating in the fourth quarter of 2002, due from the vendor and the recording of $1.0 million in payables due to that same vendor that were not properly recorded in the Company's accounting system for the third and fourth quarters of 2004 and the first and second quarters of 2005 in the
                  amounts  of  $249,000,   $224,000,   $205,000  and   $331,000,
                  respectively.

         o The second item related to the understatement of cost of sales in the second quarter of 2005 of $372,000 as a result of certain inventory components being double-counted and thus overstated in inventory as of June 30, 2005.

         o The third item related to the understatement of cost of sales in the first and second quarters of 2005 totaling $616,000 as a result of certain licensing charges that were not properly recorded in cost of sales and inventory.

         o The fourth item related to a balance sheet reclassification of $1.3 million in cash payments made by a customer during the second and fourth quarters of 2004 as well as the first and second quarters of 2005 in advance of future shipments of product. These payments were incorrectly applied against accounts receivable rather than recorded as deferred revenue. The cash prepayments have been properly reclassified to deferred revenue.

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

         On  March  30,  2006,  we  reported  the  discovery  of two  additional discrepancies to the Company's historical financial statements. The discrepancies affect financial information for the years ended December 31, 2001, December 31, 2004 and December 31, 2005. These additional restatements reflect adjustments to correctly account for the following two items:

         o The first item was discovered during the 2005 year-end audit process and involves accounting for stock options exercised by terminated employees whose termination coincided with a black out period. The Company extended the terminated employees' time to exercise stock options to 30 days after the black out period as opposed to 30 days after termination as stated in the terms of the Company's stock option plan. This treatment results in a re-measurement date as defined under stock option accounting rules, which require a revaluation of any stock options that were given this benefit. The extension of time to exercise resulted in additional non-cash expense of $2.4 million for 2001, $220,000 for 2004 and $108,000 for 2005,
                  $22,000 of which was in the first three months of 2005, which due to an error were not recorded in the Company's accounting system.

         o The second item related to an error resulting in the understatement of cost of sales of $837,000 in the fourth quarter of 2004 and the overstatement of cost of sales of $748,000 in 2005, $687,000 of which was in the first three months of 2005, as a result of certain inventory in transit from the parent company to its Hong Kong subsidiary being overvalued at December 31, 2004.

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

         o For the first three months of 2005, gross profit was increased by $534,000 to a gross profit of $3.3 million and our net loss decreased by $511,000 to a net loss of $398,000. Gross profit for the year ended December 31, 2005 was increased by $748,000 to a gross profit of $8.1 million and our net loss decreased by $640,000 to a net loss of $8.3 million.

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

         Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in Part II below.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had cash, cash equivalents and short term investments of $12.2 million. Based on the Company's business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company's operations for the next 12 months. The Company expects to require additional cash in the fourth quarter of 2006 to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of March 31, 2006, the Company's total consolidated indebtedness for money borrowed was $308,000. The Company is in discussions with respect to various financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully fund its current operations.

BUSINESS SEGMENT OVERVIEW - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

         For the three months ended March 31, 2006 and 2005, revenue and gross profit by market segment are shown in the following table:

                                    THREE MONTHS ENDED            THREE MONTHS ENDED
                                      MARCH 31, 2006              MARCH 31, 2005 (1)
                                --------------------------    -------------------------
                                               PERCENT OF                   PERCENT OF
MARKET SEGMENT                    $000'S       TOTAL SALES      $000'S      TOTAL SALES
-----------------------------   -----------    -----------    -----------   -----------
Business
  Communications -
  branded products:
- Revenue ...................   $     1,786             21%   $     1,655            18%
- Gross Profit ..............         1,021                           992
- Gross Profit % of .........            57%                           60%
  Segment Revenue

OEM Remotes:
- Revenue ...................   $     4,002             47%   $     4,916            53%
- Gross Profit ..............         1,016                           938
- Gross Profit % of .........            25%                           19%
  Segment Revenue

E-Transactions:
- Revenue ...................   $     1,611             19%   $     1,357            15%
- Gross Profit ..............         1,020                           623
- Gross Profit % of .........            63%                           46%
  Segment Revenue

Specialty Components:
-Revenue ....................   $     1,132             13%   $     1,341            14%
-Gross Profit ...............           625                           703
-Gross Profit % of ..........            55%                           52%
  Segment Revenue

All Segments:
- Revenue ...................   $     8,531            100%   $     9,269           100%
- Gross Profit ..............         3,682                         3,256
- Gross Profit % ............            43%                           35%

(1) As restated. See Note 1 to the consolidated financial statements.

BUSINESS COMMUNICATIONS - BRANDED PRODUCTS

         In our Business Communications - branded products segment, we sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors.

         Overall, Business Communications -branded products revenues for the three months ended March 31, 2006 increased 8% as compared to the three months ended March 31, 2005. Revenues from branded products for the first quarter of 2006 had average selling prices ranging from approximately $40 to $450.
Increases in revenues are the result of a change in the mix of products being sold and the corresponding average selling prices.

         Business Communications - branded products gross profit margins for the three months ended March 31, 2006 remained relatively stable at 57% as compared to a gross profit margin of 60% for the three months ended March 31, 2005.

OEM REMOTES

         In our OEM Remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications. Our OEM Remotes revenues in the three months ended March 31 declined 19% compared to the three months ended March 31, 2005 due primarily to reduced volume in customer orders and the lack of higher quantity per customer sales.

         OEM Remotes gross profit margins for the three months ended March 31, 2006 increased to 25% as compared to 19% for the three months ended March 31, 2005 due primarily to the Company's success in bringing in higher margin sales. This has been the Company's intent since its recognition of the general downward trend in average selling process in this business segment. In addition, this increase in margin is reflected in a shift of more unabsorbed costs being allocated to other business segments for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

E-TRANSACTIONS

         In our E-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

         For the three months ended March 31, 2006, E-transaction revenues increased 19% compared to the three months ended March 31, 2005 due primarily to increases in specific customer sales in the 2006 period, which includes certain high volume transactions. Our E-transactions results from period to period are greatly affected by individually significant sales, which are negotiated independently.

         E-transaction gross profit margin for the three months ended March 31, 2006 increased to 63% from a gross margin profit of 46% in the three months ended March 31, 2005 due primarily to increased sales and increased average selling prices. In addition, incrementally more unabsorbed overhead costs were applied to the E-transactions for the three months ended March 31, 2005 than during the three months ended March 31, 2006 due to new product introductions and larger custom orders in the quarter ended March 31, 2005 than in the quarter ended march 31, 2006.

SPECIALTY COMPONENTS

         In our Specialty Components segment, we sell our MICRONAV(TM) products and custom FSR's and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

         Specialty Components revenues for the three months ended March 31, 2006 decreased 16% when compared to the three months ended March 31, 2005. The decrease is primarily attributable to a lower number of MicroNav sales. The Specialty business segment quarterly revenues will fluctuate due to the timing of customer orders and shipments to customers.

         Specialty Component gross profit margin for the three months ended March 31, 2006 remained relatively constant at 55% as compared to 52% for the three months ended March 31, 2005. The slight margin increase is primarily due to a greater mix of relatively lower margin revenues related to our new MICRONAV products in the 2005 period.

OPERATING EXPENSES

         Our operating expenses for the three months ended March 31, 2006 were affected by a total of $869,000 as a result of the implementation of Statement of Financial Accounting Standard 123R (SFAS 123R). R & D expenses were affected by $225,000 and SG&A were affected by $644,000.

         Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. Our product development and research costs increased 38% or $387,000 from $1,028,000 for the three months ended March 31, 2005 to $1,415,000 for the three months ended March 31, 2006. This increase was primarily due to $225,000 of a non-cash expense attributable to the implementation of SFAS 123R and $183,000 of increased product development costs. As a percentage of revenues, product development and research costs increased to 17% in the first quarter of 2006 compared to 11% in the first quarter of 2005.

         Sales, general and administrative costs ("SG&A") include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, branded OEM Remote and business communication - branded products channel marketing and travel and entertainment costs. For the first quarter of 2006, SG&A costs increased 81%, from $2,690,000 to $4,900,000 over the same period of 2005. This $2,210,000 increase is comprised of $644,000 of a non-cash expense attributable to the implementation of SFAS 123R $239,000 of increased payroll and related costs, $150,000 of SOX costs, $589,000 of costs related to an internal investigation undertaken by the Company, increased professional and increased consulting fees of $303,000,due to increased demands on the administrative staff, and increased sales and marketing costs, including commissions, advertising and marketing development costs. As a percentage of revenues, SG&A increased to 57% in the first quarter of 2006 compared to 29%, in the same period of 2005.

OPERATING RESULTS

         In summary, our operating results in the three months ended March 31, 2006 were attributable to the following factors:

         o A $1,070,000 non-cash charge for stock-based compensation related to the implementation of SFAS 123R. This amount is reflected throughout each line item within the financial statements including cost of sales ($201,000), R & D ($225,000) and SG&A ($644,000);

         o 8% decline in revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due primarily to lower OEM Remote revenues and a 1% increase in revenues from the three months ended December 31, 2005 due primarily to increases in our Branded revenues. The fourth quarter Branded revenues were effected by a smoothing of purchases by our distribution base;

         o Increases in gross profits margins to 43% in the three months ended March 31, 2006 compared to 20% in the three months ended December 31, 2005 primarily attributable to increased revenues in the E-transactions business segment, which have higher gross margins than other business segments and to increased margins in our OEM remote business segment due primarily to higher gross margins in our Japanese subsidiary due to the ability sell certain previously reserved inventory and to overall higher product margins sales. In addition, gross margins were affected downward in the fourth quarter of 2005 by adjustments to inventory as a result of a 2005 year end physical inventory; and

         o Increased operating expenses compared to the three months ended December 31, 2005 due to SFAS 123R mentioned above, plus increased audit, consulting, Sarbanes-Oxley (SOX) and professional fees, and costs associated with continued infrastructure building within the finance department primarily through increased personnel.

         Total other income, net increased to $111,000 in the three months ended March 31, 2006 versus other income, net of $64,000 in the three months ended march 31, 2005 due to interest earned on a greater net cash balance in the 2006 period.

         We have approximately $39.7 million in net operating loss ("NOL") carryforwards available for U.S. federal tax purposes, of which $666,000 expire in 2006. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of March 31, 2006. This has no effect on the Company's NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $21.5 million at March 31, 2006 from $23.0 million at the end of 2005 due primarily to the loss from operations.

         Operations used $1.6 million in cash in the first three months of 2006 as compared to $3.2 million in the same period of 2005. The decrease in cash is due primarily to the loss from operations.

         We spent $61,000 in the first three months of 2006 to purchase additional manufacturing and computer equipment while there were no purchases in the first three months of 2005. We also invested $7,000 in new patent and trademark activity in the first three months of 2006 as compared to $25,000 in the first three months of 2005.

         We made no payments on long-term debt in the first three months of 2006 and $135,000 in the first three months of 2005. Net proceeds from the exercise of employee and director stock options were $56,000 in the first three months of 2005, while there were no exercises in the first three months of 2006.

         We currently have minor commitments for capital expenditures and no material purchase obligations. We have a software license agreement that has minimum quarterly payments through 2007.

         Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2005, the last fiscal year-end date, were as follows (in thousands):

                                               Less than      1-3
                                     Total     One Year      Years     4th Year
                                   ---------   ---------   ---------   ---------
Long-term debt obligations .....   $     308   $     154   $     154   $    --
Software licensing .............         900         600         300        --
Operating lease obligations ....       1,713         469         836         408
                                   ---------   ---------   ---------   ---------
Total ..........................   $   2,921   $   1,223   $   1,290   $     408
                                   =========   =========   =========   =========

         These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had cash, cash equivalents and short term investments of $12.2 million. Based on the Company's business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company's operations for the next 12 months. The Company expects to require additional cash in the fourth quarter of 2006 to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of March 31, 2006, the Company's total consolidated indebtedness for money borrowed was $308,000. The Company is in discussions with respect to various financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully fund its current operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings "Overview", "Current Opportunities and Challenges" and "Business Segment Overview - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) enter orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

         STOCK BASED COMPENSATION. On January 1, 2006, we adopted the provision of SFAS 123R, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to be forfeited. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term of options granted was derived by averaging the vesting term with the contractual term.

         We recorded stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates, we consider many factors including the type of award, the employee class and historical experience. The estimation of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

         If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

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

         RESERVE FOR ESTIMATED PRODUCT RETURNS. While not an explicit part of our terms and conditions of product sales except for some customers, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our Business Communications - branded products market for similar products of equal value if these exchanges meet certain other criteria. We estimate future product returns based on recent return history, inventory status and product "sell-through" statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management's estimate then revenues in the subsequent period will be adversely affected.

         INVENTORY RESERVE. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remote segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. The reserve is discussed in detail in the BUSINESS SEGMENT OVERVIEW under OEM Remotes in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

         As of December 31, 2005, we had NOL carryforwards for federal, state and foreign income tax purposes of $39.7 million, $23.9 million and $5.9 million, respectively, which are available to offset future taxable income in those jurisdictions through 2025.

         FOREIGN EXCHANGE EXPOSURE. We have established relationships with most of the major OEMs in the OEM Remotes market. Many of these OEMs are based in Japan and approximately 14%, 20% and 28% of our revenues for the first three months of 2006 and the years 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in OEM Remote revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The  following  table   illustrates  the  impact  of  foreign  currency
fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

                                                                  Three Months
                                                                 Ended MARCH 31,
                                                                ----------------
                                                                 2006      2005
                                                                ------    ------
Increase (decrease) in revenues resulting from
     foreign currency fluctuations ..........................   $    --   $   54
Hedging loss ................................................       (1)       38
                                                                ------    ------
     Net revenue impact .....................................   $   (1)   $   92
                                                                ======    ======

         We calculate the "increase (decrease) in revenues resulting from foreign currency fluctuations" by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above. As of March 31, 2006, we did not have any contracts outstanding to hedge our foreign exchange exposure.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement is effective for instruments that are acquired on or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on the Company's financial position, or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the impact of this Statement.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

         In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 108 "Quantifying Financial Statement Misstatements", (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial condition, its results of operations or liquidity

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN CURRENCY EXCHANGE RATE RISK - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the three month periods ended March 31, 2006 and 2005, we entered into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities.  We do not  utilize  financial  instruments  for  trading  or  other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first three months of 2006, we recognized $1,000 of loss on foreign currency exchange contracts which is reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of March 31, 2006, we do not have any contracts outstanding to hedge our foreign exchange exposure.

         INTEREST RATE EXPOSURE - Based on our overall interest rate exposure at March 31, 2006, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2006, would have no material impact on earnings or cash flows over a one-year period.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         In connection with the preparation of this Form 10-Q, the Company's senior management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective, as of March 31, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company's internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on March 31, 2006 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         As of December 31, 2005, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the "Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on its evaluation, management concluded that the Company's system of internal control over financial reporting was ineffective as of December 31, 2005. This conclusion was reached based on the identification of material weaknesses described below:

         o Certain weaknesses were identified related to the closing and financial reporting of our quarterly and annual financial statements. These weaknesses resulted in adjustments in accounts receivable and allowance for doubtful accounts, sales return reserves, prepaid expenses and other assets, accounts payable, stockholders' equity and due from stockholders. The failure to have identified certain material adjustments to the financial statements also resulted in the following restatement issues:

                  - failure to identify $1.0 million in payables due to a vendor, for the third and fourth quarters of 2004 and the first and second quarters of 2005, that were not properly recorded and a write-down of $1.1 million of certain net receivables from the same vendor, for the fourth quarters of 2002 and 2003, as a result of not reconciling accounts with the vendor in a timely manner; and

                  - failure to record stock option expense, in accordance with generally accepted accounting principles, of $2,400,000, $221,000 and $108,000 for 2001, 2004 and
                           2005, respectively, by allowing terminated employees to extend the period in which to exercise their options to 30 days after a black out period as opposed to 30 days after termination as explicitly stated in our stock option plan. This practice results in a re-measurement date as defined under stock option accounting rules, which require a revaluation of any stock options given this benefit.

                  While these adjustments were correctly identified and made as a result of a review of the financial statements, this material weakness prevented us from filing our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 in a timely manner. At the direction of our Chief Executive and Chief Financial Officers, we are adopting new closing processes and procedures that we believe will remediate this material weakness.

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

                  - At the direction of the Chief Executive and Chief Financial Officers, we have developed and are implementing revised internal control procedures related to our inventory management and costing process that we believe will remediate this material weakness.

         o Due to the number of deficiencies and significant deficiencies found within the Sales Order to Cash, Procure to Payment and Stockholders' Equity processes, in addition to the items discussed above, we have assessed the financial control environment as a whole as a material weakness. We are adopting new processes and procedures that we believe will remediate this material weakness

         Other than as discussed above, there was no change in the Company's internal control over financial reporting during the last fiscal quarter that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

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

         On August 17, 2006, the plaintiff refiled the derivative action in California state court. The refiled complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of the Company's board of directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that the Company is found to have violated the federal securities laws and other unspecified damages.

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

ITEM 1(A) RISK FACTORS

WE HAVE INCURRED NET LOSSES FOR THE PAST EIGHT FISCAL QUARTERS AND EXPECT FUTURE LOSSES. AS A RESULT, WE WILL NEED ADDITIONAL CAPITAL IN THE NEAR FUTURE.

We have incurred losses in each of the previous eight quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs. We expect to continue to incur net losses as we complete the implementation of enhanced internal controls over financial reporting and continue to invest in new technology and emerging markets. As a result of these losses, our capital requirements have increased and we expect to require additional financing in the fourth quarter of 2006 to fund our operations. We currently have no financing facility in place. Although we are in discussions with respect to various financing alternatives, we cannot assure you that we will be successful in obtaining the required capital. Any financing arrangements that we may enter into may increase future costs, involve restrictions on our financing and operating activities or be dilutive to existing stockholders. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of, or curtail, our operations. Our independent registered public accounting firm has informed us that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully fund its current operations.

WE ARE FACING LITIGATION BASED ON OUR RESTATEMENTS OF HISTORICAL FINANCIAL STATEMENTS, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR CASH RESERVES AND MAY IMPAIR OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various federal securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our Chief Executive Officer and our former Chief Financial Officer that alleges, among other things, securities-related violations of the California Corporations Code. These actions will require a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. The time and expense required to defend these claims may also affect our ability to pursue our strategy. There is also no assurance that additional lawsuits will not be filed or that the ultimate resolution of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND HAVE BEEN REQUIRED TO RESTATE OUR HISTORICAL FINANCIAL STATEMENTS.

         In our Annual Report for the year ended December 31, 2005, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate several of our historical financial statements. We have taken significant measures to improve our financial reporting process but, despite these measures, continued to have material weaknesses as of March 31, 2006. These matters are more fully described elsewhere in this Report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures--Changes in Internal Control Over Financial Reporting."

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

FAILURE TO MAINTAIN, DEVELOP AND EXPAND OUR OEM RELATIONSHIPS COULD CAUSE DEMAND FOR OUR PRODUCTS TO DECREASE.

         Sales to OEMs constituted 47% of our total sales for the three months ended March 31, 2006. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our OEM Remote Controls products are sold to OEMs and consist primarily of remote devices that are packaged with advanced viewing devices, televisions or presentation systems. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems it will significantly decrease demand for our remote devices.

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

         For the first three months of 2006, approximately 47% of our total sales were to our OEM Remote Controls customers and most of these sales were to OEM customers. With the advent of our MICRONAV family of sensors, we expect that our reliance on OEM sales will increase. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. From time to time, we expect to lose other significant revenue streams and will be required constantly to seek new opportunities with new and existing customers. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

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

INTERNATIONAL SALES AND MANUFACTURING RISKS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our revenue from international sales accounted for approximately 45%, 55% and 60% of net sales for the three months ended 2006 and for the years ended December 31, 2005 and 2004, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third parties in China. Our international operations involve a number of risks, including:

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

ADOPTION OF THE RESTRICTION ON HAZARDOUS SUBSTANCES ACT OF 2002 ("ROHS") OR THE ADOPTION OF SIMILAR RESTRICTIONS IN MARKETS OUTSIDE OF EUROPE MAY REQUIRE US TO MAKE ADDITIONAL WRITE-DOWNS OF OUR INVENTORY.

         ROHS went into effect on July 1, 2006. ROHS limits the use of six hazardous raw materials in the production of electronic and electrical goods that are sold in Europe. Many of these restricted materials are found in our products and in the components we have in our inventory. Many of our OEM customers have implemented ROHS restrictions and are requiring our products to be ROHS-compliant. In 2005, we determined that we would not be able to adequately reduce our inventory of non-compliant materials and, as a result, we recorded an expense of $900,000 to create a reserve for obsolescence. While we currently believe our inventory reserve is adequate, we may have additional inventory write downs due to ROHS or other similar restrictions implemented by other markets.

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

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 10,
                  2006).

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


                                                     INTERLINK ELECTRONICS, INC.

DATE: November 16, 2006                               /S/ CHARLES C. BEST
                                                     ---------------------------
                                                     Charles C. Best
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 10, 2006).

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