Form 10-Q
period 2006-06-30
INTERLINK ELECTRONICS INC
filed 2006-11-16
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       or

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

         Yes |_|    No |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes |_|    No |X|

Shares of Common Stock Outstanding, at November 2, 2006: 13,755,561

                           INTERLINK ELECTRONICS, INC.
                                TABLE OF CONTENTS


 PART I.   FINANCIAL INFORMATION

           ITEM 1.    Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets--June 30, 2006     3
                         and December 31, 2005

                      Condensed Consolidated Statements of Operations--
                         Three Months and Six Months Ended June 30, 2006       4
                         and June 30, 2005

                      Condensed Consolidated Statements of Cash Flows--
                         Six Months Ended June 30, 2006 and June 30, 2005      5

                      Notes to Condensed Consolidated Financial
                         Statements--June 30, 2006                             6

           ITEM 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  16

           ITEM 3.    Quantitative and Qualitative Disclosures about
                         Market Risk                                          27

           ITEM 4.    Controls and Procedures                                 27

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings                                       29

           ITEM 1A.   Risk Factors                                            30

           ITEM 6.    Exhibits                                                37

SIGNATURES                                                                    38

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                  June 30,   December 31,
                                                                    2006        2005
                                                                  --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ..................................   $  3,102    $  3,938
   Short-term investments, available for sale .................      5,200      10,000
   Accounts receivable, less allowance for doubtful accounts
     and product returns of $447 and $423 at June 30, 2006 and
     December 31, 2005, respectively ..........................      6,775       9,184
   Inventories, net of reserves of $2,332 and $1,739 at June
     30, 2006 and December 31, 2005, respectively .............     10,187       8,119
   Prepaid expenses and other current assets ..................        474         456
                                                                  --------    --------

     Total current assets .....................................     25,738      31,697

Property and equipment, net ...................................      1,211       1,099
Patents and trademarks, less accumulated amortization of $1,246 and $1,201 at June 30, 2006 and December 31, 2005,
   respectively ...............................................        290         308
Other assets ..................................................         87          67
                                                                  --------    --------

Total assets ..................................................   $ 27,326    $ 33,171
                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .......................   $    165    $    154
   Accounts payable ...........................................      4,070       5,731
   Accrued payroll and related expenses .......................      1,898       1,931
   Deferred revenue ...........................................        655         863
   Other accrued expenses .....................................        276          66
                                                                  --------    --------
     Total current liabilities ................................      7,064       8,745
                                                                  --------    --------

Long-term debt, net of current portion ........................         81         154
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $5.00 par value (100 shares authorized,
     none issued and outstanding) .............................       --          --
   Common stock, $0.00001 par value (50,000 shares authorized,
     13,774 and 13,754 shares issued and outstanding at June
     30, 2006 and December 31, 2005, respectively) ............     52,934      50,740
   Due from stockholders ......................................        (80)       (157)
   Accumulated other comprehensive loss .......................       (628)       (490)
   Accumulated deficit ........................................    (32,045)    (25,821)
                                                                  --------    --------

     Total stockholders' equity ...............................     20,181      24,272
                                                                  --------    --------

Total liabilities and stockholders' equity ....................   $ 27,326    $ 33,171
                                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Three Month Period       Six Month Period
                                            Ended June 30,          Ended June 30,
                                         --------------------    --------------------
                                           2006       2005(1)      2006       2005(1)
                                         --------    --------    --------    --------
Revenues .............................   $  8,517    $ 10,263    $ 17,048    $ 19,532
Cost of revenues .....................      6,553       8,444      11,402      14,457
                                         --------    --------    --------    --------
Gross profit .........................      1,964       1,819       5,646       5,075

Operating expenses:
   Product development and research ..      1,424       1,180       2,839       2,208
   Selling, general and administrative      4,247       2,688       9,147       5,377
                                         --------    --------    --------    --------
     Total operating expenses ........      5,671       3,868      11,986       7,585
                                         --------    --------    --------    --------

Operating loss .......................     (3,707)     (2,049)     (6,340)     (2,510)
                                         --------    --------    --------    --------

Other income (expense):
   Interest income, net ..............        107         123         234         204
   Other (expense) ...................        (23)        (35)        (39)        (53)
                                         --------    --------    --------    --------
     Total other income ..............         84          88         195         151
                                         --------    --------    --------    --------


Loss before income taxes .............       (623)     (1,961)     (6,145)     (2,359)


Provision for taxes ..................          8        --            79        --
                                         --------    --------    --------    --------

Net loss .............................   $ (3,631)   $ (1,961)   $ (6,224)   $ (2,359)
                                         ========    ========    ========    ========

Loss per share - basic ...............   $  (0.26)   $  (0.14)   $  (0.45)   $  (0.17)
                                         ========    ========    ========    ========
Loss per share - diluted .............   $  (0.26)   $  (0.14)   $  (0.45)   $  (0.17)
                                         ========    ========    ========    ========

Weighted average shares - basic ......     13,765      13,705      13,760      13,699
                                         ========    ========    ========    ========
Weighted average shares - diluted ....     13,765      13,705      13,760      13,699
                                         ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


--------
(1) As restated. See Note 1 to the consolidated financial statements

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                       Six Month Period
                                                                        Ended June 30,
                                                                     ------------------
                                                                       2006      2005(1)
                                                                     -------    -------
Cash flows from operating activities:
   Net loss ......................................................   $(6,224)   $(2,359)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for allowance for doubtful accounts receivable and
       product returns ...........................................        24          8
     Increase (decrease) in reserves for excess inventories ......       593        (13)
     Stock-based compensation ....................................     2,144        106
     Stockholder loan reduction ..................................        35       --
     Depreciation and amortization ...............................       321        260
     Changes in operating assets and liabilities:
       Accounts receivable .......................................     2,385       (795)
       Prepaid expenses and other current assets .................       (18)       (92)
       Inventories ...............................................    (2,661)       342
       Other assets ..............................................       (20)         8
       Accounts payable ..........................................    (1,661)    (1,269)
       Deferred revenue ..........................................      (208)       653
       Accrued payroll and other accrued expenses ................       177        186
                                                                     -------    -------
         Net cash used in operating activities ...................    (5,113)    (2,965)
                                                                     -------    -------

Cash flows from investing activities:
   Sales of marketable securities ................................     4,800      3,000
   Purchases of property and equipment ...........................      (389)       (58)
   Costs of patents and trademarks ...............................       (26)       (74)
                                                                     -------    -------
         Net cash provided by investing activities ...............     4,385      2,868
                                                                     -------    -------

Cash flows from financing activities:
   Principal payments on debt ....................................       (62)      (341)
   Proceeds from exercise of employee/director stock options .....        50        120
   Proceeds from payment of shareholder notes ....................        42       --
                                                                     -------    -------
         Net cash provided by (used in) financing activities .....        30       (221)
                                                                     -------    -------

Effect of exchange rate changes on cash and cash equivalents .....      (138)       (70)
                                                                     -------    -------

Decrease in cash and cash equivalents ............................      (836)      (388)

Cash and cash equivalents:
       Beginning of period .......................................     3,938      6,067
                                                                     -------    -------
       End of period .............................................   $ 3,102    $ 5,679
                                                                     =======    =======

Supplemental disclosures of cash flow information:
       Interest paid .............................................   $    12    $     9
                                                                     =======    =======
       Income taxes paid .........................................   $    79    $     1
                                                                     =======    =======

The accompanying notes are an integral part of these consolidated financial statements.


--------
(1) As restated. See Note 1 to the consolidated financial statements

INTERLINK ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006 AND AS OF JUNE 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED)

1.       BASIS OF PRESENTATION OF INTERIM FINANCIAL DATA

         The financial information as of June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

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

         On March 30, 2006, the Company announced that it had discovered two additional discrepancies in its historical financial statements. The first matter relates to accounting for stock options of terminated employees and resulted in an unrecorded, non-cash expense of $2.4 million in 2001, $220,000 in 2004 and $108,000 in 2005, $106,000 of which was in the first half of 2005. The second matter relates to overstated valuation of certain inventory in transit between the parent company and its Hong Kong subsidiary as of December 31, 2004. This matter resulted in the understatement of cost of sales of $837,000 in the fourth quarter of 2004 and an overstatement of cost of sales of $748,000 in 2005, $687,000 of which was in the first half of 2005, for a net increase in cost of sales of $89,000.

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

         Based on the findings of the independent and company investigations, as well as senior management's evaluation of the effectiveness of the design and operation of the company's controls and procedures, the Committee determined that inadequate internal controls contributed to the restatement issues. The primary control deficiencies are identified on pages 23 to 24 of this Form 10-Q.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had cash, cash equivalents and short term investments of $8.3 million. Based on the Company's business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company's operations for the next 12 months. The Company expects to require additional cash in the fourth quarter of 2006 to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of June 30, 2006, the Company's total consolidated indebtedness for money borrowed was $246,000. The Company is in discussions with respect to various financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully fund its current operations.

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

         FOREIGN EXCHANGE EXPOSURE. The Company has established relationships with most of the major OEMs in the OEM remotes market. Many of these OEMs are based in Japan and approximately 15%, 20% and 28% of the Company's revenues for the first half of 2006 and the years 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company's revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, the Company's actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in OEM remotes revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company's Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on the Company's yen-denominated revenues and the effectiveness of its foreign currency hedging activity (in thousands).

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                            --------------------
                                                              2006        2005
                                                            --------    --------

Increase (decrease) in revenues resulting
   from foreign currency fluctuations ...................   $   --      $     77
Hedging gains ...........................................         (1)         38
                                                            --------    --------
     Net revenue impact .................................   $     (1)   $    115
                                                            ========    ========

         The Company calculates the "increase (decrease) in revenues resulting from foreign currency fluctuations" by calculating the U.S. dollar equivalent of its yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to the Company's yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above. As of June 30, 2006 the Company did not have any contracts outstanding to hedge its foreign exchange exposure.

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

         The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for employees and directors for the three and six months ended June 30, 2006 was $1,074,000 and $2,144,000 respectively. The effect on basic and diluted earnings per share for the three and six months ended June 30, 2006 was $(0.08) and $(0.16) per share respectively. As of June 30, 2006, the Company has $4,714,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.75 years.

         During the three and six months ended June 30, 2006, the Company granted options to acquire 46,000 and 1,131,050 shares of its common stock respectively at an average exercise price of $2.96 and $3.14 per share respectively. The estimated fair value of all awards granted during the three months ended June 30, 2006 was $94,000, of which $9,000 was recorded as of June 30, 2006. The estimated fair value of all awards granted during the six months ended June 30, 2006 was $2,401,000 of which $586,000 was accrued for as of June 30, 2006. There were 20,000 stock options exercised during the quarter and six months ended June 30, 2006, respectively with an intrinsic value of $9,000.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123R to stock-based awards granted under the Company's stock option plan for the three and six months ended June 30, 2005. For the purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods) (in thousands, except per share information):

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                    2005 (1)
                                                                  ----------

Net loss - as reported ........................................   $   (2,359)
Stock-based compensation expense included in
   reported net loss, net of related tax effects ..............          106
Total stock-based compensation expense determined
   under fair value based method for all awards,
   net of related tax effects .................................       (1,747)(2)
                                                                  ----------
         Net loss - pro forma .................................   $   (4,000)
                                                                  ==========
       Basic and diluted loss per share - as reported .........   $    (0.17)
                                        - pro forma ...........   $    (0.29)

(1) As restated. See Note 1.

(2) As restated. As part of the Company's implementation of SFAS 123R, we discovered that amounts previously stated in footnote disclosure under the requirements of SFAS 123 for stock based compensation expense were calculated in error. For the six months ended June 30, 2005, the Company previously recorded a stock based compensation amount of $1,088,000. This amount is now calculated to be $1,747,000. The effect on the pro forma basic and diluted earnings per share was $(.05), changing from $(.24) to $(.29).

         SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro formas were provided. As stock-based compensation expense recognized in the Statement of Operations for March 31, 2006 is based on awards expected to vest, SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For both the three and six months ended June 30, 2006, forfeitures are estimated at 9%. For the three and six months ended June 30, 2006 the forfeiture amount totaled $1,000 and $31,000 respectively. In the pro forma information provided under SFAS 123R for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

         Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and complied with the disclosure provisions of SFAS
123. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of the grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and six months ended June 30, 2005, there was $84,000 and $106,000, respectively, of stock-based compensation expense recognized in the Statement of Operations for awards issued to certain employees and directors.

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

         The weighted average fair value at the date of grant for stock options granted during the six months ended June 30, 2006 was $2.24 and $2.35 (as restated) per option respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                        --------------------
                                                          2006        2005(1)
                                                        --------    --------
Expected life (years)...............................        5.5         5.7
Interest rate.......................................        4.6%        4.6%
Volatility..........................................         90%         74%
Dividend yield......................................          0%          0%

(1) As Restated

         A summary of the Company's nonvested shares as of December 31, 2005 and changes during the quarter and six months ended June 30, 2006, is presented below:

                                                                       Wgt. Avg.
                                                                        Exercise
                                                          Options        Price
                                                          --------      --------
Nonvested December 31, 2005 .........................        1,301      $   7.24
Granted .............................................        1,085          3.15
Vested ..............................................         (190)         7.39
Forfeited or expired ................................            0          0.00
                                                          --------      --------
Nonvested - March 31, 2006 ..........................        2,196          5.21
Granted .............................................           46          2.96
Vested ..............................................         (342)         5.76
Forfeited or expired ................................          (11)         8.92
                                                          --------      --------
Nonvested - June 30, 2006 ...........................        1,889      $   5.05
                 === ====                                 ========      ========


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

         The  following  table  contains  information   necessary  to  calculate
earnings per share (in thousands):

                                                 THREE MONTHS             SIX MONTHS
                                                ENDED JUNE 30,          ENDED JUNE 30,
                                              ------------------      ------------------
                                               2006        2005        2006        2005
                                              ------      ------      ------      ------
Weighted average shares outstanding - basic   13,765      13,705      13,760      13,699
Effect of dilutive securities
   (employee/director stock options) ......       -- (1)      -- (1)      -- (1)      -- (1)
                                              ------      ------      ------      ------
Weighted average shares - diluted .........   13,765      13,705      13,760      13,699
                                              ======      ======      ======      ======

(1) Due to the net loss for the three and six month periods ended June 30, 2006 and 2005 respectively, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 4.0 million and 4.1million shares for 2006 and 2005, respectively, were excluded from the calculations.

4.       LINE OF CREDIT

         At March 31, 2006, the Company had a $3.0 million bank line of credit which was secured by cash investments at the bank. The line was unused and in May 2006, the Company terminated the line of credit.

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

6.       COMPREHENSIVE INCOME (LOSS)

         The   following   table   provides  the  data   required  to  calculate
comprehensive loss in thousands:

                                                   Accumulated
                                                      Other
                                                  Comprehensive   Comprehensive
                                                       Loss            Loss
                                                   ------------    ------------
Balance at December 31, 2004 ...................   $       (377)           --
Translation adjustment .........................            (70)   $        (70)
Net loss (1) ...................................                         (2,359)
                                                   ------------    ------------

Balance at June 30, 2005 .......................   $       (447)   $     (2,429)
                                                   ============    ============

Balance at December 31, 2005 ...................   $       (490)

Translation adjustment .........................           (138)   $       (138)
Net loss .......................................                         (6,224)
                                                   ------------    ------------

Balance at June 30, 2006 .......................   $       (628)   $     (6,362)
                                                   ============    ============

(1) As restated. See Note 1.

7.       SEGMENT INFORMATION

         The Company has four business segments: (i) Business Communications - branded products; (ii) OEM Remotes; (iii) E-transactions; and (iv) Specialty Components. The accounting policies of the segments are the same as those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates"; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the six months ended June 30, 2006 and 2005 is as follows (in thousands):

                            BUSINESS
                            COMMUNI-
                            CATIONS -
                             BRANDED       OEM       E-TRANS-   SPECIALTY
SIX MONTHS ENDED:           PRODUCTS     REMOTES     ACTIONS   COMPONENTS     TOTAL
-------------------------   ---------   ---------   ---------   ---------   ---------
June 30, 2006
   Revenue ..............   $   3,668   $   6,955   $   3,817   $   2,608   $  17,048
   Gross profit .........       1,617       1,347       1,764         918       5,646
June 30, 2005(1)
   Revenue ..............   $   3,452   $   9,610   $   3,356   $   3,114   $  19,532
   Gross profit .........       1,459       1,676         492       1,448       5,075

(1) As restated. See Note 1.

         The  Business   Communications  -  branded  products  business  segment
consists specifically of branded products. The OEM Remotes business segment consists of OEM products.

         GEOGRAPHIC INFORMATION--The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company's revenues and long-lived assets by geographic area for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

                                              SIX MONTHS ENDED AND AS OF
                                                       JUNE 30,
                                   ---------------------------------------------
                                            2006                    2005
                                   ---------------------   ---------------------
                                    REVENUES     ASSETS     REVENUES     ASSETS
                                   ---------   ---------   ---------   ---------
United States ..................   $   9,477   $   1,240   $   7,394   $   1,231
Japan ..........................       2,559         152       4,173         487
Asia (other than Japan) ........       2,955         109       5,189          89
Europe and other ...............       2,057        --         2,776        --
                                   ---------   ---------   ---------   ---------
                                   $  17,048   $   1,501   $  19,532   $   1,807
                                   =========   =========   =========   =========


         MAJOR CUSTOMERS-- In the first half of 2006 and 2005, no single customer exceeded 10% of total revenues. Two customers accounted for 12% and 13% of the accounts receivable at June 30, 2006 and two customers accounted for 20% and 11% of the accounts receivable at June 30, 2005.

8.       INVENTORIES

         Net inventories consisted of the following (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         2006           2005
                                                      ----------     ----------

Raw material .....................................    $    8,133     $    4,475
Work in process ..................................         1,836          1,230
Finished goods ...................................         2,550          4,153
Reserve for excess and obsolete
   inventory .....................................        (2,332)        (1,739)
                                                      ----------     ----------
Total inventories ................................    $   10,187     $    8,119
                                                      ==========     ==========

9.       STOCK OPTIONS

         Under the terms of the Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of June 30, 2006, options for 6,831,000 shares of stock have been granted (3,955,000 are outstanding and 2,876,000 have been exercised, forfeited or expired) and there were 419,000 options available for grant.

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

         Activity under the Plan for the first half of 2006 is summarized as follows (in thousands, except per share information):

                                                                       Wgt. Avg.
                                                                       Exercise
                                                          Options        Price
                                                        ----------    ----------
Outstanding - beginning of period ...................        4,053    $     5.98
Granted .............................................        1,131          3.14
Exercised ...........................................          (20)         2.54
Forfeited or expired ................................       (1,209)         6.35
                                                        ----------    ----------
Outstanding - end of period .........................        3,955    $     5.06
                                                        ==========    ==========
Exercisable - end of period .........................        2,238    $     5.28
                                                        ==========    ==========

         The intrinsic value of vested and exercisable stock options outstanding as of June 30, 2006 is $337,000 and the weighted average remaining contractual life of exercisable options outstanding is 57 months.

         The  following  table  summarizes   information   about  stock  options
outstanding under the Plan as of June 30, 2006 (in thousands, except contractual life and exercise price per share information):

----------------- -------------- ------------------- ------------- -------------------
                                  Months Remaining
 Exercise Price    # of Options     On Contractual      Options          Options
   Per Share        Outstanding          Life         Exercisable     Un-exercisable
----------------- -------------- ------------------- ------------- -------------------
     $ 2.40                 314                   4           314                   0
----------------- -------------- ------------------- ------------- -------------------
      2.70                   41                  21            41                   0
----------------- -------------- ------------------- ------------- -------------------
      2.80                   30                 119             1                  29
----------------- -------------- ------------------- ------------- -------------------
      2.94                  378                  20           378                   0
----------------- -------------- ------------------- ------------- -------------------
      3.04                   36                  15            36                   0
----------------- -------------- ------------------- ------------- -------------------
      3.15                1,076                 114           135                 941
----------------- -------------- ------------------- ------------- -------------------
      3.25                   16                 118             1                  15
----------------- -------------- ------------------- ------------- -------------------
      3.30                    5                  20             5                   0
----------------- -------------- ------------------- ------------- -------------------
      4.30                   14                  18            14                   0
----------------- -------------- ------------------- ------------- -------------------
      4.42                  235                   6           235                   0
----------------- -------------- ------------------- ------------- -------------------
      5.49                   12                 108             4                   8
----------------- -------------- ------------------- ------------- -------------------
      5.50                    2                   0             2                   0
----------------- -------------- ------------------- ------------- -------------------
      5.56                    7                 107             2                   5
----------------- -------------- ------------------- ------------- -------------------
      5.65                   15                  24            15                   0
----------------- -------------- ------------------- ------------- -------------------
      5.70                  440                 108           147                 293
----------------- -------------- ------------------- ------------- -------------------
      6.14                   19                 105             7                  12
----------------- -------------- ------------------- ------------- -------------------
      6.15                  212                 105            82                 130
----------------- -------------- ------------------- ------------- -------------------
      6.45                  392                  29           337                  55
----------------- -------------- ------------------- ------------- -------------------
      7.54                   30                  27            28                   2
----------------- -------------- ------------------- ------------- -------------------
      7.82                   13                 104             6                   7
----------------- -------------- ------------------- ------------- -------------------
      7.98                    4                 101             2                   2
----------------- -------------- ------------------- ------------- -------------------
      9.40                  628                  96           419                 209
----------------- -------------- ------------------- ------------- -------------------
     10.60                   36                  33            27                   9
----------------- -------------- ------------------- ------------- -------------------
     Total                3,955                             2,238               1,717
----------------- -------------- ------------------- ------------- -------------------

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

         We record our revenue in four different market segments: Business Communications - branded products (wireless intuitive input device products addressing the presentation market); OEM Remotes (wireless intuitive input device and sensor products addressing primarily the advanced TV viewing video projector and home entertainment media center markets); E-transactions (input devices for the electronic signature markets); and Specialty Components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). Effective October 1, 2005, the Company combined its Home Entertainment and Business Communications OEM business segments into the current business segment entitled OEM Remotes. The current Business Communications business segment now refers to our branded products. All references in this document to business segments are using our re-aligned business segments that became effective October 1, 2005.

         We have addressed our Specialty Components market since our inception in 1985. Our other three markets have evolved out of our Specialty Components market. We have addressed our Business Communications - branded products market as a separate market since 1994, our E-transactions market since 1999 and our OEM Remotes market since 1994. The relative revenue and gross profit contributions of each of these segments is provided below in BUSINESS SEGMENT OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005.

                         QUARTERLY FINANCIAL PERFORMANCE
          The following table presents certain financial information for each of the following quarters:

                            QUARTER ENDED (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                   MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    JUN. 30,
                     2006        2006        2005        2005       2005(1)     2005(1)     2004(1)     2004(1)     2004(1)
                   --------    --------    --------    --------    --------    --------    --------    --------    --------
Revenues .......   $  8,517    $  8,531    $  8,484    $ 10,223    $ 10,263    $  9,269    $  9,682    $  9,556    $  8,232

Gross profit ...   $  1,964    $  3,682    $  1,691    $  1,292    $  1,819    $  3,256    $  2,190    $  2,088    $  3,183

Net loss .......   $ (3,631)   $ (2,593)   $ (3,256)   $ (2,689)   $ (1,961)   $   (398)   $ (2,067)   $ (1,690)   $    (78)

Loss per share -
   basic .......   $  (0.26)   $  (0.19)   $  (0.24)   $  (0.20)   $  (0.14)   $  (0.03)   $  (0.15)   $  (0.15)   $  (0.01)

Loss per share -
   diluted .....   $  (0.26)   $  (0.19)   $  (0.24)   $  (0.20)   $  (0.14)   $  (0.03)   $  (0.15)   $  (0.15)   $  (0.01)

(1) As restated. See Note 1 to the consolidated financial statements.

         Quarterly revenues increased from the second to fourth quarters of 2004. Though there was a slight decline in the first quarter of 2005 compared to the fourth quarter of 2004, the second and third quarters of 2005 saw increased growth from the fourth quarter of 2004. Revenues decreased in the fourth quarter of 2005 due primarily to declines in our Business Communications - branded products and our E-transactions business segments. The first two quarters of 2006 had revenues slightly higher that the fourth quarter of 2005 due to higher business communication - branded product and specialty sales. Gross profit margins fluctuate significantly from quarter to quarter due to varying factors including allocation of unabsorbed overhead costs and the mix of products that are produced and sold. Gross profit margin from the first quarter of 2006 to the second quarter of 2006 were down significantly due primarily to lower gross profit margins in the Company's Japan subsidiary in the second quarter and to incrementally more indirect manufacturing costs incurred in the second quarter compared to the first quarter of 2006. We expect gross profit margins to continue to fluctuate, but not at the levels experienced between the first and second quarters of 2006. The Company has incurred losses in each of the previous nine quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs.

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

         On  March  30,  2006,  we  reported  the  discovery  of two  additional discrepancies to the Company's historical financial statements. The discrepancies affect financial information for the years ended December 31, 2001, December 31, 2004 and December 31, 2005. These additional restatements reflect adjustments to correctly account for the following two items:

         o The first item was discovered during the 2005 year-end audit process and involves accounting for stock options exercised by terminated employees whose termination coincided with a black out period. The Company extended the terminated employees' time to exercise stock options to 30 days after the black out period as opposed to 30 days after termination as stated in the terms of the Company's stock option plan. This treatment results in a re-measurement date as defined under stock option accounting rules, which require a revaluation of any stock options that were given this benefit. The extension of time to exercise resulted in additional non-cash expense of $2.4 million for 2001, $220,000 for 2004 and $108,000 for 2005,
                  $106,000 of which was in the first half of 2005, which due to an error were not recorded in the Company's accounting system.

         o The second item related to an error resulting in the understatement of cost of sales of $837,000 in the fourth quarter of 2004 and the overstatement of cost of sales of $748,000 in 2005, $687,000 of which was in the first quarter of 2005, as a result of certain inventory in transit from the parent company to its Hong Kong subsidiary being overvalued at December 31, 2004.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had cash, cash equivalents and short term investments of $8.3 million. Based on the Company's business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company's operations for the next 12 months. The Company expects to require additional cash in the fourth quarter of 2006 to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of June 30, 2006, the Company's total consolidated indebtedness for money borrowed was $246,000. The Company is in discussions with respect to various financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully implement its current operations.

BUSINESS SEGMENT OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

         For the three and six months ended June 30, 2006 and 2005, revenue and gross profit by market segment are shown in the following table:

                                 THREE MONTHS           THREE MONTHS             SIX MONTHS               SIX MONTHS
                                    ENDED                  ENDED                    ENDED                   ENDED
                                JUNE 30, 2006          JUNE 30, 2005 (1)        JUNE 30, 2006           JUNE 30, 2005 (1)
                            --------------------    ---------------------    --------------------    --------------------
                                         PERCENT                  PERCENT                 PERCENT                 PERCENT
                                        OF TOTAL                 OF TOTAL                OF TOTAL                OF TOTAL
MARKET SEGMENT               $000'S       SALES      $000'S        SALES      $000'S       SALES      $000'S       SALES
                            --------    --------    --------     --------    --------    --------    --------    --------
Business Communications -
  branded products:
- Revenue ...............   $  1,882          22%   $  1,797           18%   $  3,668          22%   $  3,452          18%
- Gross Profit ..........        596                     467                    1,617                   1,459
- Gross Profit % of .....         32%                     26%                      44%                     42%
  Segment Revenue

OEM Remotes:
- Revenue ...............   $  2,953          35%   $  4,693           46%   $  6,955          41%   $  9,610          49%
- Gross Profit ..........        331                     738                    1,347                   1,676
- Gross Profit % of .....         11%                     16%                      19%                     17%
  Segment Revenue

E-transactions:
- Revenue ...............   $  2,206          26%   $  1,999           19%   $  3,817          22%   $  3,356          17%
- Gross Profit ..........        744                    (131)                   1,764                     492
- Gross Profit % of .....         34%                     (7)%                     47%                     15%
  Segment Revenue

Specialty Components:
-Revenue ................   $  1,476          17%   $  1,774           17%   $  2,608          15%   $  3,114          16%
-Gross Profit ...........        293                     745                      918                   1,448
-Gross Profit % of ......         20%                     42%                      35%                     47%
  Segment Revenue

All Segments:
- Revenue ...............   $  8,517         100%   $ 10,263          100%   $ 17,048         100%   $ 19,532         100%
- Gross Profit ..........      1,964                   1,819                    5,646                   5,075
- Gross Profit % ........         23%                     18%                      33%                     26%

(1) As restated. See Note 1 to the consolidated financial statements.

BUSINESS COMMUNICATIONS - BRANDED PRODUCTS

         In our Business Communications - branded products segment, we sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors

         Overall, Business Communications - branded products revenues for the second quarter and first half of 2006 increased 5% and 6% as compared to the second quarter and first half of 2005, respectively. Revenues from branded products for the second quarter and first half of 2006 had average selling prices of approximately $30 TO $470. The increase in revenues is the result of a change in the mix of products being sold and a corresponding increase in the average selling prices.

         Business Communications- branded products gross profit margins increased to 32% for the three months ended June 30, 2006 compared to 26% for the three months ended June 30, 2005. Gross margins increased to 44% for the six months ended June 30, 2006 compared to 42% for the six months ended June 30, 2005. These increases were due primarily to product mix

OEM REMOTES

         In our OEM Remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications. Our OEM Remotes revenues three and six months ended June 30, 2006 declined to 37% and 28%, respectively when compared to the three and for the six months ended June 30, 2005 due primarily to a reduced number of products sold per customer order.

         OEM Remotes gross profit margin for the three months ended June 30, 2006 was 11%, a decrease of 5% compared to the three months ended June 30, 2005. This decrease in gross margin is attributable to lower average selling prices and general lower margins per transaction. The gross profit margin for the six months ended June 30, 2006 remained relatively constant, increasing slightly to 19% from 17% for the six months ended June 30, 2005. This slight gross margin increase is attributable to normal selling and margin patterns related to customers product sales activities.

E-TRANSACTIONS

         In our E-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

         In the three and six months ended June 30, 2006, E-transaction revenues increased 10% and 14%, respectively compared to the three and six months ended June 30, 2005 primarily as a result of increased and relatively larger transactions in the 2006 period. Our E-transactions results from period to period are greatly affected by individually significant sales, which are negotiated independently.

         E-transaction gross profit margins for the three months ended June 30, 2006 were 34% compared to -7% for the three months ended June 30, 2005. This large variance in gross margins resulted from an incrementally significant amount of unabsorbed manufacturing costs allocated to E-transactions in the second quarter of 2005 related to new product development compared to the second quarter of 2006. Gross margins for the six months ended June 30, 2006 increased to 47% from 15% for the six months ended June 30, 2005. The six month gross margin for 2005 encompasses the large unabsorbed costs described above.

SPECIALTY COMPONENTS

         In our Specialty Components segment, we sell our MICRONAV(TM) products and custom FSR's and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

         Specialty components revenues for the three and six months ended June 30, 2006 decreased 17% and 16% when compared to the three and six months ended June 30, 2005 due primarily to lower volume of sales.

         Specialty component gross profit margin for the three months ended June 30, 2006 was 20% compared to 42% for the three months ended June 30, 2005. This is attributable to lower sales and more unabsorbed manufacturing costs being allocated in the second quarter of 2006 than in the second quarter of 2005.
Gross margins for the six months ended June 30, 2006 decreased to 35% for the six months ended June 30, 2006 compared to 47% for the six months ended June 30, 2005. The overall margin decrease for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005 is primarily due to a greater mix of relatively lower margin revenues related to our MICRONAV products in the 2006 period and to more unabsorbed manufacturing costs being allocated in the first six months of 2006 than in the first six months of 2005.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2006 increased $1,803,000 when compared to the three months ended June 30, 2005 due primarily to $871,000 of non-cash expense attributable to the implementation of SFAS 123R, $267,000 of costs related to additional consulting fees, $118,000 of increased payroll and related costs, $210,000 costs related to ongoing legal matters, and $227,000 related to increases in normal general and administrative expenses, including bad debts and insurance costs.

         Operating expenses for the six months ended June 30, 2006 increased $4,401,000 compared to the six months ended June 30, 2005. This was primarily attributable to $1,739,000 of non cash expense attributable to the implementation of SFAS 123R, $603,000 attributable to costs associated to an internal investigation, $530,000 of costs related to additional consulting fees, $386,000 of accounting fees and costs related to ongoing legal matters, $172,000 of research and development outside development costs, $115,000 of additional facilities and related costs and $338,000 due to increased payroll and related costs due in part to ongoing infrastructure building within the finance department.

         Product  development  and research costs include  internal  engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the second quarter of 2006, our product development and research costs increased 21% or $244,000 as compared to the second quarter of 2005 due primarily to a $223,000 non-cash expense attributable to the implementation of SFAS 123R.

         For the six months ended June 30, 2006, our product development and research costs increased 29% or $631,000 as compared to the six months ended June 30, 2005 due primarily to a $448,000 non-cash expense attributable to the implementation of SFAS 123R and to $172,000 of increased outside development costs.

         As a percentage of revenues, product development and research costs increased to 17% for both the second quarter and first half of 2006 compared to 11% for the second quarter and first half of 2005.

         Selling, General & Administrative (SG&A) costs include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, Business Communications - branded and OEM Remote products channel marketing and travel and entertainment costs. For the second quarter and first half of 2006, respectively, SG&A grew 58% and 70%, to $4,247,000 and $9,147,000 from $2,688,000 and $5,377,000 respectively over the same periods of 2005.

         For the three months ended June 30, 2006, SG&A costs increased 58%, to $4,247,000 from $2,688,000 for the three months ended June 30, 2006. The $1,559,000 increase of SG&A costs in the second quarter of 2006 compared to the second quarter of 2005 is primarily attributable to $564,000 of a non-cash expense attributable to the non cash stock based compensation, $232,000 of increased payroll and related costs, $14,000 of costs related to an internal investigation undertaken by the Company, and increased professional and increased consulting fees of $218,000 due to increased demands on the administrative staff, and increased general and administrative and sales and marketing costs, including commissions, advertising, marketing development costs, insurance and bad debts. As a percentage of revenues, SG&A increased to 50% in the second quarter of 2006 compared to 26%, in the same period of 2005.

         For the six months ended June 30, 2006, SG&A costs increased 70%, to $9,147,000 from $5,377,000 compared to the six months ended June 30, 2006. The $3,770,000 increase of SG&A costs for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is primarily attributable to $1,186,000 of a non-cash stock based compensation, $471,000 of increased payroll and related costs, $118,000 of Sarbanes-Oxley related costs, $603,000 of costs related to an internal investigation undertaken by the Company, and increased professional and increased consulting fees of $716,000 due to increased demands on the administrative staff, and increased general and administrative and sales and marketing costs, including commissions, advertising, marketing development costs, insurance and bad debts. As a percentage of revenues, SG&A increased to 54% for the six months ended June 30, 2006 compared to 28%, in the six months ended June 30, 2005.

OPERATING RESULTS

         In summary, our operating results for the six months ended June 30, 2006 were attributable to the following factors:

         o A $2,144,000 non-cash charge for stock-based compensation related to the implementation of SFAS 123R. This charge is split among several expense line items in our Consolidated Statement of Operations including cost of sales ($404,000), research & development ($448,000) and SG&A ($1,292,000).

         o A $2,484,000 or 13% decline in revenues for the first half of 2006 compared to the first half of 2005 due primarily to lower OEM Remote revenues.

         o An increase in gross profit margin percentage to 33% in the first half of 2006 compared to 26% in the first half of 2005 primarily attributable to increased revenues in the E-transactions and Business Communication - branded products business segments, which have higher gross profit margins in the first six months of 2006 compared to the first six months of 2005. In addition, certain inventory costing issues attributed to lower overall gross profit margins in the first six months of 2005.

         o Increased operating expenses of $4,401,000 in the first six months of 2006 compared to the first six months of 2005 due to increased compensation costs, related to SFAS 123R as mentioned above, and increased audit and professional fees., costs related to an internal investigation, compliance with the Sarbanes-Oxley Act of 2002, and ongoing infrastructure building within the finance department, primarily through an increase in personnel.

         Total other income, net increased to $195,000 in the six months ended June 30, 2006 versus other income, net of $151,000 for the six months ended June 30, 2005 due to interest earned on a greater net cash balance in the 2006 periods.

         We have approximately $39.7 million in net operating loss ("NOL") carryforwards available for U.S. federal tax purposes, of which $666,000 expire in 2006. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of June 30, 2006. This has no effect on the Company's NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $18.7 million at June 30, 2006 from $23.0 million at the end of 2005 due primarily to the loss from operations and a use from operations attributable primarily to increased inventory levels.

         Operations used $5.1 million in cash in the first six months 2006 as compared to $3.0 million in the first six months of 2005. The greater usage of cash is due primarily to the loss from operations.

         We spent $389,000 in the first half of 2006 to purchase additional manufacturing and computer equipment compared to $58,000 in the first half of 2005. We also invested $26,000 in new patent and trademark activity in the first six months of 2006 as compared to $74,000 in the first six months of 2005.

         We made payments on long-term debt of $62,000 in the first six months of 2006 and $341,000 in the first six months of 2005. Net proceeds from the exercise of employee and director stock options were $50,000 and $120,000 in the first six months of 2006 and 2005, respectively.

         We currently have minor commitments for capital expenditures and no material purchase obligations. We have a software license agreement that has minimum quarterly payments through 2007.

         Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2005, the last fiscal year-end date, were as follows (in thousands):

                                                   Less than      1-3         4th
                                         Total     One Year      Years        Year
                                       ---------   ---------   ---------   ---------
Long-term debt obligations .........   $     308   $     154   $     154   $    --
Software licensing .................         900         600         300        --
Operating lease obligations ........       1,713         469         836         408
                                       ---------   ---------   ---------   ---------
Total ..............................   $   2,921   $   1,223   $   1,290   $     408
                                       =========   =========   =========   =========


         These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had cash, cash equivalents and short term investments of $8.3 million. Based on the Company's business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company's operations for the next 12 months. The Company expects to require additional cash in the fourth quarter of 2006 to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of June 30, 2006, the Company's total consolidated indebtedness for money borrowed was $246,000. The Company is in discussions with respect to various financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully implement its current operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings "Overview", "Current
Opportunities and Challenges" and "Business Segment Overview - Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

         FOREIGN EXCHANGE EXPOSURE. We have established relationships with most of the major OEMs in OEM Remotes market. Many of these OEMs are based in Japan and approximately 15%, 20% and 28% of our revenues for the first half of 2006 and the years 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen's strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in OEM Remote revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary's functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

         The  following  table   illustrates  the  impact  of  foreign  currency
fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

                                                                   Six Months
                                                                 Ended June 30,
                                                                ----------------
                                                                 2006      2005
                                                                ------    ------
Increase (decrease) in revenues resulting from
     foreign currency fluctuations ..........................   $ --      $   77
Hedging gains (losses) ......................................       (1)       38
                                                                ------    ------
     Net revenue impact .....................................   $   (1)   $  115
                                                                ======    ======

         We calculate the "increase (decrease) in revenues resulting from foreign currency fluctuations" by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above. As of June 30, 2006, we did not have any contracts outstanding to hedge our foreign exchange exposure.

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

         FOREIGN CURRENCY EXCHANGE RATE RISK - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a six-month duration. Thus, yen/dollar fluctuations lasting more than six months will have an impact on our revenues. For the six month periods ended June 30, 2006 and 2005, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first half of 2006, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of June 30, 2006, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

         INTEREST RATE EXPOSURE - Based on our overall interest rate exposure at June 30, 2006, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2006, would have no material impact on earnings or cash flows over a one-year period.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         In connection with the preparation of this Form 10-Q, the Company's senior management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective, as of June 30, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company's internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on June 30, 2006 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q properly reports all information required to be included in such report.

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

                  While these adjustments were correctly identified and made as a result of a review of the financial statements, this material weakness prevented us from filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 in a timely manner. At the direction of our Chief Executive and Chief Financial Officers, we are adopting new closing processes and procedures that we believe will remediate this material weakness.

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

         o Due to the number of deficiencies and significant deficiencies found within the Sales Order to Cash, Procure to Payment and Stockholders' Equity processes, in addition to the items discussed above, we have assessed the financial control environment as a whole as a material weakness. We are adopting new processes and procedures that we believe will remediate this material weakness.

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

Item 5(A).  Risk Factors

         WE HAVE INCURRED NET LOSSES FOR THE PAST NINE FISCAL QUARTERS AND EXPECT FUTURE LOSSES. AS A RESULT, WE WILL NEED ADDITIONAL CAPITAL IN THE NEAR FUTURE.

         We have incurred losses in each of the previous nine quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs. We expect to continue to incur net losses as we complete the implementation of enhanced internal controls over financial reporting and continue to invest in new technology and emerging markets. As a result of these losses, our capital requirements have increased and we expect to require additional financing in the fourth quarter of 2006 to fund our operations. We currently have no financing facility in place. Although we are in discussions with respect to various financing alternatives, we cannot assure you that we will be successful in obtaining the required capital. Any financing arrangements that we may enter into may increase future costs, involve restrictions on our financing and operating activities or be dilutive to existing stockholders. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of, or curtail, our operations. Our independent registered public accounting firm has informed us that it may include in its report on the Company's financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully fund its current operations.

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

         In our Annual Report for the year ended December 31, 2005, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate several of our historical financial statements. We have taken significant measures to improve our financial reporting process but, despite these measures, continued to have material weaknesses as of June 30, 2006. These matters are more fully described elsewhere in this Report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Controls and Procedures--Changes in Internal Control Over Financial Reporting."

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

FAILURE TO MAINTAIN, DEVELOP AND EXPAND OUR OEM RELATIONSHIPS COULD CAUSE DEMAND FOR OUR PRODUCTS TO DECREASE.

         Sales to OEMs constituted 41% of our total sales for the six months ended June 30, 2006. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our OEM Remote Controls products are sold to OEMs and consist primarily of remote devices that are packaged with advanced viewing devices, televisions or presentation systems. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems it will significantly decrease demand for our remote devices.

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

         For the first half of 2006, approximately 41% of our total sales were to our OEM Remote Controls customers and most of these sales were to OEM customers. With the advent of our MICRONAV family of sensors, we expect that our reliance on OEM sales will increase. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. From time to time, we expect to lose other significant revenue streams and will be required constantly to seek new opportunities with new and existing customers. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

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

INTERNATIONAL SALES AND MANUFACTURING RISKS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our revenue from international sales accounted for approximately 43%, 55% and 60% of net sales for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third parties in China. Our international operations involve a number of risks, including:

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


                                      INTERLINK ELECTRONICS, INC.



DATE: November 16, 2006                /S/ CHARLES C. BEST
                                      ------------------------------------------
                                      Charles C. Best
                                      Chief Financial Officer

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