Form 10-Q/A
period 2006-06-30
INTERLINK ELECTRONICS INC
filed 2006-11-20
CIK 828146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-Q/A of Interlink Electronics, Inc. (the "Company") constitutes Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Original Filing"), which was initially filed with the Securities and Exchange Commission ("SEC") on November 16, 2006.

The purpose of this filing is solely to correct a typographical error in the "Condensed Consolidated Statements of Operations (Unaudited)" included in Part I, Item 1 of the Company's Original Filing. The typographical error resulted in the amount for line item "Loss before income taxes," for the three month period ended June 30, 2006, to incorrectly read "(623)." The correct amount for this line item is "(3,623)." This error did not affect any other portion of the Original Filing (including any subtotals or end of period balance), and no other portions of the Original Filing have been revised.

The certifications of the Chief Executive Officer and the Chief Financial Officer, previously filed as Exhibits 31.1 and 32.1, and 31.2 and 32.2, respectively, with the Original Filing are being re-filed herewith pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.


--------------------------------------------------------------------------------

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

INTERLINK ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Three Month Period       Six Month Period
                                            Ended June 30,          Ended June 30,
                                         --------------------    --------------------
                                           2006       2005(1)      2006       2005(1)
                                         --------    --------    --------    --------
Revenues .............................   $  8,517    $ 10,263    $ 17,048    $ 19,532
Cost of revenues .....................      6,553       8,444      11,402      14,457
                                         --------    --------    --------    --------
Gross profit .........................      1,964       1,819       5,646       5,075

Operating expenses:
   Product development and research ..      1,424       1,180       2,839       2,208
   Selling, general and administrative      4,247       2,688       9,147       5,377
                                         --------    --------    --------    --------
     Total operating expenses ........      5,671       3,868      11,986       7,585
                                         --------    --------    --------    --------

Operating loss .......................     (3,707)     (2,049)     (6,340)     (2,510)
                                         --------    --------    --------    --------

Other income (expense):
   Interest income, net ..............        107         123         234         204
   Other (expense) ...................        (23)        (35)        (39)        (53)
                                         --------    --------    --------    --------
     Total other income ..............         84          88         195         151
                                         --------    --------    --------    --------


Loss before income taxes .............     (3,623)     (1,961)     (6,145)     (2,359)


Provision for taxes ..................          8        --            79        --
                                         --------    --------    --------    --------

Net loss .............................   $ (3,631)   $ (1,961)   $ (6,224)   $ (2,359)
                                         ========    ========    ========    ========

Loss per share - basic ...............   $  (0.26)   $  (0.14)   $  (0.45)   $  (0.17)
                                         ========    ========    ========    ========
Loss per share - diluted .............   $  (0.26)   $  (0.14)   $  (0.45)   $  (0.17)
                                         ========    ========    ========    ========

Weighted average shares - basic ......     13,765      13,705      13,760      13,699
                                         ========    ========    ========    ========
Weighted average shares - diluted ....     13,765      13,705      13,760      13,699
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

         Based on the findings of the independent and company investigations, as well as senior management's evaluation of the effectiveness of the design and operation of the company's controls and procedures, the Committee determined that inadequate internal controls contributed to the restatement issues. The primary control deficiencies are identified on pages 28 to 29 of this Form 10-Q/A.

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

         GEOGRAPHIC INFORMATION--The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company's revenues and long-lived assets by geographic area for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

                                              SIX MONTHS ENDED AND AS OF
                                                       JUNE 30,
                                   ---------------------------------------------
                                            2006                    2005
                                   ---------------------   ---------------------
                                              LONG-LIVED              LONG-LIVED
                                    REVENUES     ASSETS     REVENUES     ASSETS
                                   ---------   ---------   ---------   ---------
United States ..................   $   9,477   $   1,240   $   7,394   $   1,231
Japan ..........................       2,559         152       4,173         487
Asia (other than Japan) ........       2,955         109       5,189          89
Europe and other ...............       2,057        --         2,776        --
                                   ---------   ---------   ---------   ---------
                                   $  17,048   $   1,501   $  19,532   $   1,807
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

                         QUARTERLY FINANCIAL PERFORMANCE
          The following table presents certain financial information for each of the following quarters:

                            QUARTER ENDED (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                   JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings "Overview", "Current
Opportunities and Challenges" and "Business Segment Overview - Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         In connection with the preparation of this Form 10-Q/A, the Company's senior management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective, as of June 30, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company's internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10-Q/A the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on June 30, 2006 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10-Q/A properly reports all information required to be included in such report.

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


                                      INTERLINK ELECTRONICS, INC.



DATE: November 17, 2006                /S/ CHARLES C. BEST
                                      ------------------------------------------
                                      Charles C. Best
                                      Chief Financial Officer

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