Form 10-Q
period 2006-09-30
INTERLINK ELECTRONICS INC
filed 2006-12-22
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock Outstanding, at December 6, 2006: 13,749,310

INTERLINK ELECTRONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,221	$3,938
Short-term investments, available for sale	2,000	10,000
Accounts receivable, less allowance for doubtful accounts and product returns of $431 and $423 at September 30, 2006 and December 31, 2005, respectively	8,008	9,184
Inventories, net of reserves of $2,329 and $1,739 at September 30, 2006 and December 31, 2005, respectively	11,600	8,119
Prepaid expenses and other current assets	544	456

Total current assets	24,373	31,697
Property and equipment, net	1,513	1,099
Patents and trademarks, less accumulated amortization of $1,269 and $1,201 at September 30, 2006 and December 31, 2005, respectively	292	308
Other assets	247	67

Total assets	$26,425	$33,171

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$154	$154
Accounts payable	3,752	5,731
Accrued payroll and related expenses	2,129	1,931
Deferred revenue	543	863
Other accrued expenses	261	66

Total current liabilities	6,839	8,745

Long-term debt, net of current portion	76	154
Contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,756 and 13,754 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	53,942	50,740
Due from stockholders	(18)	(157)
Accumulated other comprehensive loss	(484)	(490)
Accumulated deficit	(33,930)	(25,821)

Total stockholders’ equity	19,510	24,272

Total liabilities and stockholders’ equity	$26,425	$33,171

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2006	2005	2006	2005
Revenues	$9,034	$10,223	$26,082	$29,756
Cost of revenues	5,785	8,931	17,187	23,389

Gross profit	3,249	1,292	8,895	6,367
Operating expenses:
Product development and research	1,432	1,128	4,271	3,337
Selling, general and administrative	3,654	2,930	12,801	8,307

Total operating expenses	5,086	4,058	17,072	11,644

Operating loss	(1,837)	(2,766)	(8,177)	(5,277)

Other income (expense):
Interest income, net	61	106	294	296
Other expense	(14)	(29)	(52)	(67)

Total other income	47	77	242	229

Loss before income taxes	(1,790)	(2,689)	(7,935)	(5,048)
Provision for income taxes	95	—	174	—

Net loss	$(1,885)	$(2,689)	$(8,109)	$(5,048)

Loss per share – basic	$(0.14)	$(0.20)	$(0.59)	$(0.37)

Loss per share – diluted	$(0.14)	$(0.20)	$(0.59)	$(0.37)

Weighted average shares – basic	13,773	13,734	13,765	13,710

Weighted average shares – diluted	13,773	13,734	13,765	13,710

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine Month Period Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,109)	$(5,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts receivable and product returns	8	54
Increase in reserves for excess inventories	590	2,310
Non cash stock-based compensation	3,209	106
Non cash stockholder loan reduction	55	—
Provision for common shares retired	(55)	—
Depreciation and amortization	421	858
Changes in operating assets and liabilities:
Accounts receivable	1,168	(1,655)
Prepaid expenses and other current assets	(88)	92
Inventories	(4,071)	(405)
Other assets	(180)	32
Accounts payable	(1,979)	(1,135)
Deferred revenue	(320)	690
Accrued payroll and other accrued expenses	393	728

Net cash used in operating activities	(8,958)	(3,373)

Cash flows from investing activities:
Sales of marketable securities	8,000	3,000
Purchases of property and equipment	(767)	(152)
Costs of patents and trademarks	(51)	(114)

Net cash provided by investing activities	7,182	2,734

Cash flows from financing activities:
Principal payments on debt	(78)	(411)
Proceeds from exercise of employee/director stock options	47	220
Proceeds from payment of shareholder notes	84	—

Net cash provided by (used in) financing activities	53	(191)

Effect of exchange rate changes on cash and cash equivalents	6	(70)

Decrease in cash and cash equivalents	(1,717)	(900)
Cash and cash equivalents:
Beginning of period	3,938	6,067

End of period	$2,221	$5,167

Supplemental disclosures of cash flow information:
Interest paid	$12	$17

Income taxes paid	$280	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

The information included herein should be read in conjunction with the consolidated financial statements and the related notes, as restated, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash, cash equivalents and short term investments of $4.2 million. Based on the Company’s business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company’s operations for the next 12 months. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of September 30, 2006, the Company’s total consolidated indebtedness for money borrowed was $230,000. In December 2006, the Company obtained a maximum $5 million secured line of credit for a term of one year and also is pursuing various other financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

2.	Significant Accounting Policies

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the revenue amount is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) enters orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirms pricing through the customer purchase order; and (4) validates creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts. The Company’s accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. The Company continually monitors individual account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay.

Reserve for Estimated Product Returns. While not an explicit part of the Company’s terms and conditions of product sales except for some customers, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its Business Communications – branded products market for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate then revenues in the subsequent period will be adversely affected.

Inventory Reserve. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered excess and obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remotes segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 (“ROHS”) by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. The reserve is discussed in detail in the Business Segment Overview under OEM Remotes in our Annual Report on Form 10-K for the year ended December 31, 2005.

Provision for Income Tax. As part of the process of preparing the Company’s financial statements, as required by SFAS No. 109, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation reserve. To the extent the Company establishes a reserve or increases this reserve in a period, it must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against the Company’s net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

Based on historical and prospective evidence, the Company has concluded that it did not have sufficient evidence to be able to recognize any of its net tax assets, primarily its net operating loss (NOL) carryforward benefits as assets and thus it has recorded a 100% valuation allowance against the Company’s net deferred tax asset balance. If the Company achieves profitable operations in the future, it will reevaluate its deferred tax asset balance and may reduce or eliminate the valuation allowance.

As of December 31, 2005, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $39.7 million, $23.9 million and $5.9 million, respectively, which are available to offset future taxable income in those jurisdictions through 2025.

Foreign Exchange Exposure. The Company has established relationships with most of the major OEMs in the OEM remotes market. Many of these OEMs are based in Japan and approximately 17%, 20% and 28% of the Company’s revenues for the first nine months of 2006 and the years 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company’s revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, the Company’s actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in OEM remotes revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company’s Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. The following table illustrates the impact of foreign currency fluctuations on the Company’s yen-denominated revenues and the effectiveness of its foreign currency hedging activity (in thousands).

	Nine Months Ended September 30,
	2006	2005
Increase (decrease) in revenues resulting from foreign currency fluctuations	$—	$118
Hedging gains	(1)	39

Net revenue impact	$(1)	$157

The Company calculates the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of its yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to the Company’s yen-denominated revenues converted to U.S. dollars according to generally accepted accounting principles (“GAAP”) and the difference is shown in the table above. As of September 30, 2006 the Company did not have any contracts outstanding to hedge its foreign exchange exposure.

Stock-based Compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for employees and directors for the three and nine months ended September 30, 2006 was $1,062,000 and $3,209,000 respectively. The effect on basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $(0.08) and $(0.23) per share respectively. As of September 30, 2006, the Company has $3,637,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

During the nine months ended September 30, 2006, the Company granted options to acquire 1,131,450 shares of its common stock respectively at an average exercise price of $3.12 per share. There were no awards granted during the three months ended September 30, 2006. The estimated fair value of all awards granted during the nine months ended September 30, 2006 was $2,401,000, of which $884,000 was recorded as of September 30, 2006. There were no stock options exercised during the three months ended September 30, 2006. There were 20,000 stock options exercised during the nine months ended September 30, 2006 with an intrinsic value of $ 9,000.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123R to stock-based awards granted under the Company’s stock option plan for the nine months ended September 30, 2005. For the purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option pricing formula (“Black-Scholes model”) and amortized to expense generally over the options’ requisite service periods (vesting periods) (in thousands, except per share information):

	Nine Months Ended September 30, 2005
Net loss – as reported	$(5,048)
Stock-based compensation expense included in reported net loss, net of related tax effects	106
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,668	)(1)

Net loss – pro forma	$(7,610)

Basic and diluted loss per share – as reported	$(0.37)
– pro forma	$(0.56)

(1)	As restated. As part of the Company’s implementation of SFAS 123R, we discovered that amounts previously stated in footnote disclosure under the requirements of SFAS 123 for stock based compensation expense were calculated in error. For the nine months ended September 30, 2005, the Company previously recorded a stock based compensation amount of $2,373,000. This amount is now calculated to be $2,668,000. The effect on the pro forma basic and diluted earnings per share was $(.03), changing from $(.53) to $(.56).

SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro forma information was provided. As stock-based compensation expense recognized in the Statement of Operations for the nine months ended September 30, 2006 is based on awards expected to vest, SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. There is no forfeiture rate or amount calculated for the three months ended September 30, 2006 as no stock options were granted during this period. For the nine months ended September 30, 2006, forfeitures are estimated at 9% with the forfeiture amount totaling $32,000. In the pro forma information provided under SFAS 123R for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value at the time of the grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and nine months ended September 30, 2005, there was $0 and $106,000, respectively, of stock-based compensation expense recognized in the Statement of Operations for awards issued to certain employees and directors.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 107.

The weighted average fair value at the date of grant for stock options granted during the nine months ended September 30, 2006 and 2005 was $2.35 and $4.21 per option respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005(1)
Expected life (years)	5.5	5.7
Interest rate	4.6%	4.6%
Volatility	91%	69%
Dividend yield	0%	0%

(1)	As Restated

A summary of the Company’s nonvested shares as of December 31, 2005 and changes during the quarters ended March 31, June 30, and September 30, 2006, respectively, is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested December 31, 2005	1,301	$7.24
Granted	1,085	3.15
Vested	(190)	7.39
Forfeited or expired	0	0.00

Nonvested – March 31, 2006	2,196	5.21
Granted	46	2.96
Vested	(342)	5.76
Forfeited or expired	(11)	8.92

Nonvested – June 30 , 2006	1,889	5.05
Granted	0	0.00
Vested	(321)	5.65
Forfeited or expired	(1)	3.15

Nonvested – September 30 , 2006	1,567	$4.93

The Company is evaluating and has not yet determined which method provided in SFAS 123R to use for calculating the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has until December 31, 2006 to make this decision.

3.	Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” issued by the Financial Accounting Standards Board (“FASB”). The computation of earnings per share basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share diluted also include the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using the average market price for the period.

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding – basic	13,773	13,734	13,765	13,710

Effect of dilutive securities (employee/director stock options)(1)	—	—	—	—

Weighted average shares – diluted	13,773	13,734	13,765	13,710

(1)	Due to the net loss for the three and nine month periods ended September 30, 2006 and 2005, respectively, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 3.6 million and 4.1 million shares for 2006 and 2005, respectively, were excluded from the calculations.

4.	Line of Credit

At March 31, 2006, the Company had a $3.0 million bank line of credit which was secured by cash investments at the bank. The line was unused and in May 2006, the Company terminated the line of credit. In December 2006, the Company obtained a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the one year term of the agreement, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain covenants are not met. As of December 15, 2006, the Company has not drawn against this line and has no outstanding balance.

5.	Contingencies

Legal Matters - On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company’s results of operations and financial condition. The complaint includes claims under the Securities Act of 1933, as amended (the “Securities Act”) and Exchange Act of 1934, as amended (the “Exchange Act”) and seeks unspecified damages and legal expenses.

To date, the Court has not certified a class, and the litigation remains in its early stages.

On January 24, 2006, a shareholder’s derivative action was filed against two of the Company’s current and former officers and the members of its Board of Directors in the Central District of California. The derivative complaint contains the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that the Company is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

On August 17, 2006, the plaintiff refiled the derivative action in California state court. The refiled complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of the Company’s board of directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that the Company is found to have violated the federal securities laws and other unspecified damages.

In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee. Various forensic accounting and electronic procedures were performed in the course of the investigation. Related to this internal investigation, the Company has recorded approximately $147,000 in expense for 2005 and $615,000 in expense for 2006 to date for amounts not covered by insurance. Additionally, in connection with the class action proceeding, the Company has recorded approximately $266,000 in expense for 2006 to date for amounts not covered by insurance.

Other than the amounts described above, the Company cannot estimate the possible loss or range of loss, if any, associated with the resolution of the class action and derivative proceedings. While it intends to vigorously defend against these allegations, the Company cannot predict the final disposition of these matters or whether the Company will be liable for amounts not covered by insurance. There is no assurance that the ultimate resolutions of these matters will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In addition to the matters identified above, from time to time, the Company is involved in various legal actions that arise in the ordinary course of business.

6.	Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive loss in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2004	$(377)
Translation adjustment	(70)	$(70)
Net loss		(5,048)

Balance at September 30, 2005	$(447)	$(5,118)

Balance at December 31, 2005	$(490)
Translation adjustment	6	$6
Net loss		(8,061)

Balance at September 30, 2006	$(484)	$(8,055)

7.	Segment Information

The Company has four business segments: (i) Business Communications – branded products; (ii) OEM Remotes; (iii) E-transactions; and (iv) Specialty Components. The accounting policies of the segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies and Estimates”; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Business Communications - branded products	OEM Remotes	E-transactions	Specialty Components	Total
Nine Months Ended:
September 30, 2006
Revenue	$5,618	$10,316	$5,985	$4,163	$26,082
Gross profit	2,514	1,831	2,939	1,611	8,895
September 30, 2005
Revenue	$5,391	$13,629	$6,480	$4,256	$29,756
Gross profit	2,617	(389)	2,180	1,959	6,367

The Business Communications – branded products business segment consists specifically of branded products. The OEM Remotes business segment consists of OEM products.

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Nine Months Ended and as of September 30,
	2006		2005
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$14,253	$1,280	$12,381	$1,158
Japan	4,491	148	6,302	125
Asia (other than Japan)	4,148	377	7,333	61
Europe and other	3,190	—	3,740	—

	$26,082	$1,805	$29,756	$1,344

Major Customers—In the first nine months of 2006 and 2005, no single customer represented 10% or more of total revenues. Two customers accounted for 15% and 11% of accounts receivable at September 30, 2006 while one of the same customers accounted for 19% and a different customer accounted for 10% of the accounts receivable at September 30, 2005.

8.	Inventories

Net inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw material	$9,239	$4,475
Work in process	2,000	1,230
Finished goods	2,690	4,153
Reserve for excess and obsolete inventory	(2,329)	(1,739)

Total inventories	$11,600	$8,119

9.	Stock Options

Under the terms of the Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of September 30, 2006, options for 6,542,000 shares of stock are granted (3,641,000 are outstanding and 2,901,000 have been exercised, forfeited or expired) and there were 708,000 options available for grant.

In 2006, the Company determined it had improperly accounted for the exercise of stock options from 2001 through 2005 by certain terminated employees. When the Company was in an internally defined blackout period, it allowed terminated employees to extend their stock option exercise privileges beyond the Plan’s stated 30 days. The Company evaluated all stock options that have been exercised from 2001 through 2005 and determined who exercised stock options beyond the 30-day period as specified in the Plan. It was determined that the termination date constituted a re-measurement date, as defined under stock option accounting rules which require a revaluation of any stock options that were given this benefit. The amount of expense related to certain stock options exercised after the 30-day period was $2,400,000 in 2001, $220,000 in 2004 and $108,000 in 2005. These amounts are reflected in our financial statements in the appropriate periods.

Activity under the Plan for the first nine months of 2006 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period	4,053	$5.98
Granted	1,131	3.12
Exercised	(20)	2.54
Forfeited or expired	(1,523)	5.47

Outstanding - end of period	3,641	$5.29

Exercisable - end of period	2,213	$5.70

The vested and exercisable stock options outstanding as of September 30, 2006 have a weighted average remaining contractual life of 49 months and have no intrinsic value. The following table summarizes information about stock options outstanding under the Plan as of September 30, 2006 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$ 2.70	41	18	41	0
2.80	30	116	3	27
2.94	378	17	378	0
3.04	36	12	36	0
3.15	1,076	111	269	807
3.25	16	115	3	13
3.30	5	17	5	0
4.30	14	15	14	0
4.42	235	3	235	0
5.49	12	105	5	7
5.50	2	0	2	0
5.56	7	104	3	4
5.65	15	21	15	0
5.70	440	105	183	257
6.14	19	102	9	10
6.15	212	102	100	112
6.45	392	26	370	22
7.54	30	24	30	0
7.82	13	101	7	6
7.98	4	98	2	2
9.40	628	93	471	157
10.60	36	30	32	4
Total	3,641		2,213	1,428

10.	Subsequent event

In December 2006, the Company obtained a line of credit with a bank. The line of credit is secured against accounts receivable and other assets. Under the one year term of the agreement, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain covenants are not met. As of December 20, 2006, the Company has not drawn against this line and had no outstanding balance.

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

We record our revenue in four different market segments: Business Communications – branded products (wireless intuitive input device products addressing the presentation market); OEM Remotes (wireless intuitive input device and sensor products addressing primarily the advanced TV viewing video projector and home entertainment media center markets); E-transactions (input devices for the electronic signature markets); and Specialty Components (custom FSR-based sensors, subassemblies and complete products for a variety of vertical markets). Effective October 1, 2005, the Company combined its Home Entertainment and Business Communications OEM business segments into the current business segment entitled OEM Remotes. The current Business Communications business segment now refers to our branded products. All references in this document to business segments are using our re-aligned business segments that became effective October 1, 2005.

We have addressed our Specialty Components market since our inception in 1985. Our other three markets have evolved out of our Specialty Components market. We have addressed our Business Communications – branded products market as a separate market since 1994, our E-transactions market since 1999 and our OEM Remotes market since 1994. The relative revenue and gross profit contributions of each of these segments is provided below in Business Segment Overview – Three and Nine Months ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.

Quarterly Financial Performance

The following table presents certain financial information for each of the following quarters:

Quarter Ended (unaudited)

(in thousands, except per share data)

	Sep. 30 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005(1)	Mar. 31, 2005(1)	Dec. 31, 2004(1)	Sep. 30, 2004(1)
Revenues	$9,034	$8,517	$8,531	$8,484	$10,223	$10,263	$9,269	$9,682	$9,556
Gross profit	$3,249	$1,964	$3,682	$1,691	$1,292	$1,819	$3,256	$2,190	$2,088
Net loss	$(1,885)	$(3,631)	$(2,593)	$(3,256)	$(2,689)	$(1,961)	$(398)	$(2,067)	$(1,690)
Loss per share – basic	$(.14)	$(0.26)	$(0.19)	$(0.24)	$(0.20)	$(0.14)	$(0.03)	$(0.15)	$(0.15)
Loss per share – diluted	$(.14)	$(0.26)	$(0.19)	$(0.24)	$(0.20)	$(0.14)	$(0.03)	$(0.15)	$(0.15)

(1)	As restated.

Quarterly revenues in the third quarter of 2006 grew modestly from the second quarter of 2006. Quarterly revenues have fluctuated within a narrow range from the third quarter of 2004 through the third quarter of 2006, with revenues during the second and third quarters of 2005 reaching record highs for the Company. Over the past nine quarters, the trend in revenues by segment has reflected a decline in the OEM Remote revenues and increases in the Business Communications—Branded, E Transactions and Specialty business segments. Gross profit margins fluctuate significantly from quarter to quarter due to varying factors, including allocation of unabsorbed overhead costs and the mix of products that are produced and sold. The gross profit margin for the third quarter recovered to a level more in line with the gross margin for the first quarter ended March 31, 2006 as a result of higher margins in the E Transactions business , The second quarter gross margin was significantly lower than the first quarter of 2006, due primarily to lower gross profit margins in the Company’s Japan subsidiary and to incrementally more indirect manufacturing costs incurred in the second quarter. We expect gross profit margins to continue to fluctuate, but not at the levels experienced between the first and second quarters of 2006. The Company has incurred losses in each of the previous nine quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs.

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

We are facing a challenge in maintaining adequate capital resources to fund our business plan. While our current estimates show an improvement in cash burn rates over time, they also show that we will require additional capital over the short term to fund our anticipated operations. We are in discussions with respect to various financing options but cannot be sure that any such discussions will result in sufficient capital resources to meet our forecast cash needs. It is also possible that our actual revenue could be less than and/or that our costs could exceed our current expectations. In that event, any capital resources that are available to us maybe insufficient to meet our needs.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash, cash equivalents and short term investments of $4.2 million. Based on the Company’s business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company’s operations for the next 12 months. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of September 30, 2006, the Company’s total consolidated indebtedness for money borrowed was $230,000. In December 2006, the Company obtained a $5 million secured line of credit for a term of one year, and also is pursuing various other financing alternatives. The Company is in discussions with respect to various other financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully implement its current operations.

Business Segment Overview – Three and Nine Months Ended September 30, 2006 Compared To Three and Nine Months Ended September 30, 2005

For the three and nine months ended September 30, 2006 and 2005, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Business Communications – branded products:
- Revenue	$1,950	22%	$1,939	19%	$5,618	22%	$5,391	18%
- Gross Profit	897		1,157		2,514		2,617
- Gross Profit % of Segment Revenue	46%		60%		45%		49%

OEM Remotes:
- Revenue	$3,361	37%	$4,018	39%	$10,316	40%	$13,629	46%
- Gross Profit	484		(2,065)		1,831		(389)
- Gross Profit % of Segment Revenue	14%		(51)%		18%		(3)%

E-transactions:
- Revenue	$2,168	24%	$3,124	31%	$5,985	22%	$6,480	22%
- Gross Profit	1,175		1,688		2,939		2,180
- Gross Profit % of Segment Revenue	54%		54%		49%		34%

Specialty Components:
- Revenue	$1,555	17%	$1,142	11%	$4,163	16%	$4,256	14%
- Gross Profit	693		512		1,611		1,959
- Gross Profit % of Segment Revenue	45%		45%		39%		46%

All Segments:
- Revenue	$9,034	100%	$10,223	100%	$26,082	100%	$29,756	100%
- Gross Profit	3,249		1,292		8,895		6,367
- Gross Profit %	36%		13%		34%		21%

Business Communications – branded products

In our Business Communications – branded products segment, we sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors.

Overall, Business Communications – branded products revenues for the three months ended September 30, 2006 remained relatively constant with the third quarter of 2005 while revenues for the nine months ended

September 30, 2006 increased 4% when compared to the nine months ended September 30, 2005. The increase in revenues is the result of normal buying patterns through our distribution channels to end users of our branded product line. Business Communications-branded products gross profit margins decreased to 46% for the three months ended September 30, 2006 compared to 60% for the three months ended September 30, 2005. Gross margins decreased to 45% for the nine months ended September 30, 2006 compared to 49% for the nine months ended September 30, 2005 primarily as a result of the product mix of sales.

OEM Remotes

In our OEM Remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications. Revenues for the three and nine months ended September 30, 2006 decreased 16% and 24%, when compared to the three and for the nine months ended September 30, 2005, respectively. This decline is related to a continuing decline in the average selling prices and to lower unit sales.

Our OEM Remotes gross profit margins for the three and nine months ended September 30, 2006 increased to 14% and 18%, respectively when compared to (51)% and (3)% for the three and for the nine months ended September 30, 2005, respectively. This significant margin difference is primarily due to a $2.1M charge taken in the third quarter of 2005 primarily related to increases in our excess and obsolete inventory and adjustments to tooling depreciation associated with a lowering of our revenue expectations during the third quarter of 2005 and to expected future losses due to non-ROHS compliant material in inventory.

E-Transactions

In our E-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

In the three and nine months ended September 30, 2006, E-transaction revenues decreased 31% and 8%, respectively compared to the three and nine months ended September 30, 2005 primarily as a result of a decrease of relatively larger transactions in the 2006 periods compared to the comparable 2005 periods. Our E-transactions results can fluctuate greatly from period to period due to individually significant sales, which are negotiated independently.

E-transaction gross profit margins for the three months ended September 30, 2006 and 2005 were 54%. Gross profit margins for the nine months ended September 30, 2006 were 49% compared to 34% for the nine months ended September 30, 2005. The nine month gross profit margin for 2005 was impacted by a high allocation of unabsorbed manufacturing costs due to the introduction of a new product for a large customer transaction in the second quarter of 2005.

Specialty Components

In our Specialty Components segment, we sell our MicroNav™ products and custom FSR’s and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the three months ended September 30, 2006 increased 36% compared to the three months ended September 30, 2005. Revenues for the nine months ended September 30, 2006 decreased 2% compared to the nine months ended September 30, 2005. The increase in revenues in the third quarter of 2006 compared to 2005 was related to specific higher volume sales transactions in the third quarter of 2006 compared to 2005. Specialty component gross profit margin for the three months ended September 30, 2006 and 2005 was 45%. Gross margins for the nine months ended September 30, 2006 decreased to 39% for the nine months ended September 30, 2006 compared to 46% for the nine months ended September 30, 2005. The overall margin decrease for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005 is primarily due to more a greater mix of relatively lower margin revenues related to our MicroNav products in the 2006 period and to more unabsorbed manufacturing costs being allocated in the first nine months of 2006 than in the first nine months of 2005.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 increased $1,028,000 when compared to the three months ended September 30, 2005 due primarily to $861,000 of non-cash expense attributable to the implementation of SFAS 123R, $164,000 of costs related to additional consulting fees, $203,000 costs related to accounting fees and ongoing legal matters. This was offset by a $211,000 reduction of payroll and related costs in the third quarter of 2006 compared to the third quarter of 2005.

Operating expenses for the nine months ended September 30, 2006 increased $5,428,000 compared to the nine months ended September 30, 2005. This was primarily due to $2,606,000 of non cash expense attributable to the implementation of SFAS 123R, $614,000 attributable to costs associated with an internal investigation, $694,000 of costs related to additional consulting fees, $611,000 of accounting fees and costs related to ongoing legal matters, $194,000 of research and development outside development costs, $194,000 of additional facilities and related costs and $330,000 of increases in payroll and related costs.

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our OEM and branded designs and products and the research of our technologies. For the third quarter of 2006, our product development and research costs increased 27% or $304,000 as compared to the second quarter of 2005 due primarily to a $220,000 non-cash expense attributable to the implementation of SFAS 123R. For the nine months ended September 30, 2006, our product development and research costs increased 28% or $934,000 as compared to the nine months ended September 30, 2005 due primarily to a $668,000 non-cash expense attributable to the implementation of SFAS 123R and to $194,000 of increased outside development costs. As a percentage of revenues, product development and research costs increased to 16% for both the third quarter and first nine months of 2006 compared to 11% for the third quarter and first nine months of 2005.

Selling, General & Administrative (SG&A) costs include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, Business Communications – branded and OEM Remote products channel marketing and travel and entertainment costs.

For the three months ended September 30, 2006, SG&A costs increased 25%, to $3,654,000 from $2,930,000 for the three months ended September 30, 2006. The $724,000 increase of SG&A costs in the third quarter of 2006 compared to the third quarter of 2005 is primarily attributable to $641,000 of a non-cash expense attributable to stock based compensation related to the implementation of SFAS 123R, and increased professional and consulting fees of $225,000 due to increased demands on the administrative staff, and increased general and administrative and sales and marketing costs, including commissions, advertising, marketing development costs, insurance and bad debts. These increases were offset by a reduction in payroll and related costs of $141,000. As a percentage of revenues, SG&A increased to 40% in the third quarter of 2006 compared to 29%, in the same period of 2005.

For the nine months ended September 30, 2006, SG&A costs increased 54%, to $12,801,000 from $8,307,000 compared to the nine months ended September 30, 2005. The $4,494,000 increase of SG&A costs for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily attributable to $1,938,000 of a non-cash stock based compensation expense related to the implementation of SFAS 123R, $330,000 of increased payroll and related costs, $614,000 of costs related to an internal investigation undertaken by the Company, $611,000 of costs related to increased professional and consulting fees due to increased demands on the administrative staff, and increased general and administrative and sales and marketing costs, including commissions, advertising, marketing development costs, insurance and bad debts. As a percentage of revenues, SG&A increased to 49% for the nine months ended September 30, 2006 compared to 28%, in the nine months ended September 30, 2005.

Operating Results

In summary, our operating loss of $8,109,000 for the nine months ended September 30, 2006 was attributable to the following factors:

•	A $3,209,000 non-cash charge for stock-based compensation related to the implementation of SFAS 123R. This charge is split among several expense line items in our Consolidated Statement of

Operations including cost of sales ($603,000), research & development ($668,000) and SG&A ($1,938,000).

•	A $3,674,000 or 12% decline in revenues for the first nine months of 2006 compared to the first nine months of 2005 primarily resulting from lower OEM Remote revenues.

•	The decline in revenues was offset by an overall increase in gross profit margin percentage to 34% in the first nine months of 2006 compared to 21% in the first nine months of 2005 primarily attributable to significantly lower gross profit margin for the nine months ended September 30, 2005 in the OEM Remote business segment. The lower gross profit margins in the OEM Remote business segment in this period was due to a $2.1million write down of inventory which was primarily related to an acceleration of tooling depreciation, excess, obsolescence and ROHS compliance inventory reserve charges. The increase in gross profit margin was helped by increased gross profit margins in the E Transactions business segment in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

•	Increased operating expenses of $5,428,000 in the first nine months of 2006 compared to the first nine months of 2005 due to $2,606,000 of increased non cash compensation costs related to SFAS 123R as mentioned above, and increased audit and professional fees costs related to an internal investigation, compliance with the Sarbanes-Oxley Act of 2002, and ongoing infrastructure building within the finance department, primarily through an increase in personnel.

Total other income, net increased to $242,000 in the nine months ended September 30, 2006 as compared to a net of $229,000 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005 there was no provision for income taxes as compared to a $174,000 provision for income taxes for the nine months ended September 30, 2006 related to a statutory tax filing of one of the Company’s international subsidiaries.

We have approximately $39.7 million in net operating loss (“NOL”) carryforwards available for U.S. federal tax purposes, of which $666,000 expire in 2006. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of September 30, 2006. This has no effect on the Company’s NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

Liquidity and Capital Resources

Working capital decreased to $17.5 million at September 30, 2006 from $23.0 million at the end of 2005 due primarily to the loss from operations and from a use of cash from operations attributable primarily to increased inventory and accounts payable levels.

Operations used $9.0 million in cash in the first nine months 2006 as compared to $3.4 million in the first nine months of 2005. The greater usage of cash is due primarily to the loss from operations and increased inventory levels. We spent $767,000 in the first nine months of 2006 to purchase additional manufacturing and computer equipment compared to $152,000 in the first nine months of 2005. We also invested $51,000 in new patent and trademark activity in the first nine months of 2006 as compared to $114,000 in the first nine months of 2005.

We made payments on long-term debt of $78,000 in the first nine months of 2006 and $411,000 in the first nine months of 2005. Net proceeds from the exercise of employee and director stock options were $47,000 and $220,000 in the first nine months of 2006 and 2005, respectively.

In December 2006, the Company obtained a line of credit with a bank. The line of credit is secured against accounts receivable and other assets. Under the one year term of the agreement, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain covenants are not met. As of December 20, 2006, the Company has not drawn against this line and has no outstanding balance.

We currently have minor commitments for capital expenditures and certain commitments for material purchase obligations of inventory. We have a software license agreement that has minimum quarterly payments of $150,000 through July 2007.

Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2005, the last fiscal year-end date, were as follows (in thousands):

	Total	Less than One Year	1-3 Years	4th Year
Long-term debt obligations	$308	$154	$154	$—
Software licensing	900	600	300	—
Operating lease obligations	1,713	469	836	408

Total Total	$2,921	$1,223	$1,290	$408

These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash, cash equivalents and short term investments of $4.2 million. Based on the Company’s business plan and related estimates of cash requirements, that amount may be insufficient to fund the Company’s operations for the next 12 months. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company were to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of September 30, 2006, the Company’s total consolidated indebtedness for money borrowed was $230,000. In December 2006, the Company obtained a maximum $5 million secured line of credit for a term of one year and also is pursuing various other financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. Any financing arrangements that the Company may enter into may increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2006 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully implement its current operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the revenue amount is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) enter orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title has transferred; (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with SFAS No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue recognized for any reporting period could be adversely affected.

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

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay.

Reserve for Estimated Product Returns. While not an explicit part of our terms and conditions of product sales except for some customers, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our Business Communications – branded products market for similar products of equal value if these exchanges meet certain other criteria. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate then revenues in the subsequent period will be adversely affected.

Inventory Reserve. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remotes segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of ROHS by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. Do we need to have this in here? The reserve is discussed in detail in the Business Segment Overview under OEM Remotes in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in OEM Remotes market. Many of these OEMs are based in Japan and approximately 17%, 20% and 28% of our revenues for the first nine months of 2006 and the years 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in OEM Remote revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	Nine Months Ended September 30,
	2006	2005
Increase (decrease) in revenues resulting from foreign currency fluctuations	$—	$118
Hedging gains (losses)	(1)	39

Net revenue impact	$(1)	$157

We calculate the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of our yen-denominated revenues using the yen/dollar exchange rate at the beginning of the period. The resulting product is compared to our yen-denominated revenues converted to U.S. dollars according to GAAP and the difference is shown in the table above. As of September 30, 2006, we did not have any contracts outstanding to hedge our foreign exchange exposure.

Recent Accounting Pronouncements -

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement is effective for instruments that are acquired on or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of SFAS 155, but believe that it will not have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the impact of this Statement.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 “Quantifying Financial Statement Misstatements” (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial condition, its results of operations or liquidity.

In September 2006, the FASB issues SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this Statement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a nine month duration. Thus, yen/dollar fluctuations lasting more than nine months will have an impact on our revenues. For the nine month periods ended September 30, 2006 and 2005, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first nine months of 2006, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of September 30, 2006, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure – Based on our overall interest rate exposure at September 30, 2006, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2006, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10Q, the Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective, as of September 30, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that the Company’s internal control over financial reporting was ineffective as of such date. Through the date of the filing of this Form 10Q the Company has adopted additional remedial measures described below to address deficiencies in its disclosure controls that existed on September 30, 2006 and has taken additional measures to verify the information in its financial statements. The Company believes that, as a result of these remedial and other measures, this Form 10Q properly reports all information required to be included in such report.

Changes in Internal Control over Financial Reporting

As of December 31, 2005, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, management concluded that the Company’s system of internal control over financial reporting was ineffective as of December 31, 2005. This conclusion was reached based on the identification of material weaknesses described below:

•	Certain weaknesses were identified related to the closing and financial reporting of our quarterly and annual financial statements. These weaknesses resulted in adjustments in accounts receivable and allowance for doubtful accounts, sales return reserves, prepaid expenses and other assets, accounts payable, stockholders’ equity and due from stockholders. The failure to have identified certain material adjustments to the financial statements also resulted in the following restatement issues:

•	failure to identify $1.0 million in payables due to a vendor, for the third and fourth quarters of 2004 and the first and second quarters of 2005, that were not properly recorded and a write-down of $1.1 million of certain net receivables from the same vendor, for the fourth quarters of 2002 and 2003, as a result of not reconciling accounts with the vendor in a timely manner; and

•	failure to record stock option expense, in accordance with GAAP of $2,400,000, $220,000 and $108,000 for 2001, 2004 and 2005, respectively, by allowing terminated employees to extend the period in which to exercise their options to 30 days after a black out period as opposed to 30 days after termination as explicitly stated in our stock option plan. This practice results in a re-measurement date as defined under stock option accounting rules, which require a revaluation of any stock options given this benefit.

While these adjustments were correctly identified and made as a result of a review of the financial statements, this material weakness prevented us from filing our Quarterly Report on Form 10Q for the quarter ended September 30, 2005, our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 in a timely manner. At the direction of our Chief Executive and Chief Financial Officers, we are adopting new closing processes and procedures that we believe will remediate this material weakness.

•	We identified a material weakness related to certain weaknesses in our inventory management, reserves for excess and obsolete inventory and costing process, in the course of reviewing our inventory records. These adjustments resulted in the following restatement issues:

•	failure to recognize approximately $616,000 of software license costs remaining in inventory that should have been expensed in the first and second quarters of 2005;

•	failure to identify an additional $372,000 of certain inventory components that were double-counted resulting in an overstatement of inventory as of September 30, 2005; and

•	failure to properly recognize $837,000 of overstated inventory in transit from our US and Japan operations to our Hong Kong subsidiary as of December 31, 2004 and $748,000 of overstated cost of sales in 2005, for a net increase to cost of sales of $89,000.

•	at the direction of the Chief Executive and Chief Financial Officers, we have developed and are implementing revised internal control procedures related to our inventory management and costing process that we believe will remediate this material weakness.

•	Due to the number of deficiencies and significant deficiencies found within the Sales Order to Cash, Procure to Payment and Stockholders’ Equity processes, in addition to the items discussed above, we have assessed the financial control environment as a whole as a material weakness. We are adopting new processes and procedures that we believe will remediate this material weakness.

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

On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company’s results of operations and financial condition. The complaint includes claims under the Securities Act and Exchange Act and seeks unspecified damages and legal expenses.

To date, the Court has not certified a class, and the litigation remains in its early stages.

On January 24, 2006, a shareholder’s derivative action was filed against two of the Company’s current and former officers and the members of its Board of Directors in the Central District of California. The derivative complaint contains the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that the Company is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

On August 17, 2006, the plaintiff refiled the derivative action in California state court. The refiled complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of the Company’s board of directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that the Company is found to have violated the federal securities laws and other unspecified damages.

In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee by Dorsey & Whitney, LLP. Dorsey &

Whitney retained the services of PricewaterhouseCoopers LLP with respect to various forensic accounting and electronic procedures performed in the course of the investigation.

While it intends to vigorously defend against these allegations, the Company cannot predict the final disposition of these matters or whether the Company will be liable for amounts not covered by insurance. There is no assurance, however, that the ultimate resolutions of these matters will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In addition to the matters identified above, from time to time, the Company is involved in various legal actions that arise in the ordinary course of business.

Item 1(A).	Risk Factors -

We have incurred net losses for the past ten fiscal quarters and expect future losses. As a result, we will need additional capital in the near future.

We have incurred losses in each of the previous ten quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs. We expect to continue to incur net losses as we complete the implementation of enhanced internal controls over financial reporting and continue to invest in new technology and emerging markets. We are incurring these losses in part to develop lines of business that we believe to be promising but that may fall short of our expectations. Accordingly, we cannot assure you that we will achieve or sustain profitability.

We are operating on a cash flow negative basis and expect that this will continue for some time. Accordingly, we expect to require additional external capital resources to pursue our business plan. The failure to secure these resources would require us to limit operations, which could have an adverse impact on our ability to develop our business as currently planned.

We expect to require additional financing in the fourth quarter of 2006 to fund our operations. In December 2006, the Company obtained a secured line of credit up to $5 million for a term of one year, and also is pursuing various other financing alternatives. We cannot assure you that the amount of this line of credit will be adequate to meet our needs or that we will be successful in obtaining additional required capital. Any financing arrangements that we may enter into may increase future costs, involve restrictions on our financing and operating activities or be dilutive to existing stockholders. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of, or curtail, our operations. If our revenues fall short of, or our costs exceed, our expectations, any financing that we do secure may be inadequate to meet our cash requirements. Our independent registered public accounting firm has informed us that it may include in its report on the Company’s financial statements for the year ending December 31, 2006, an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

We are facing litigation based on our restatements of historical financial statements, which may have a material adverse impact on our cash reserves and may impair our ability to achieve our business objectives.

Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various federal securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our Chief Executive Officer and our former Chief Financial Officer that alleges, among other things, securities-related violations of the California Corporations Code. These actions will require a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. The time and expense required to defend these claims may also affect our ability to pursue our strategy. There is also no assurance that additional lawsuits will not be filed or that the ultimate resolution of these matters will not result in a material adverse effect on our business financial condition or results of operations.

We have identified material weaknesses in our internal control over financial reporting and have been required to restate our historical financial statements.

In our Annual Report for the year ended December 31, 2005, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate several of our historical financial statements. We have taken significant measures to improve our financial reporting process but, despite these measures, continued to have material weaknesses as of September 30, 2006. These matters are more fully described elsewhere in this Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures—Changes in Internal Control Over Financial Reporting.”

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

Historically, our OEM Remote business was primarily focused on selling remote devices in the presentation projector market. As a specialty market, this sector generated relatively low sales volumes with correspondingly high margins. However the presentation projector market has become more consumer-oriented and price competition has increased. We have shifted our OEM Remote business toward sales to manufacturers of advanced viewing devices which is also very consumer oriented and price competitive but which offers the potential for higher volumes. If we cannot increase production and sales volume, or if we otherwise fail to achieve production efficiencies, our results of operations and financial position will be adversely affected.

Failure to maintain, develop and expand our OEM relationships could cause demand for our products to decrease.

Sales to OEMs constituted 40% of our total sales for the nine months ended September 30, 2006. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. For example, our OEM Remote Controls products are sold to OEMs and consist primarily of remote devices that are packaged with advanced viewing devices, televisions or presentation systems. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems it will significantly decrease demand for our remote devices.

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

For the first nine months of 2006, approximately 40% of our total sales were to our OEM Remote Controls customers and most of these sales were to OEM customers. With the advent of our MicroNav family of sensors, we expect that our reliance on OEM sales will increase. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. From time to time, we expect to lose other significant revenue streams and will be required constantly to seek new opportunities with new and existing customers. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

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

Our revenue from international sales accounted for approximately 45%, 55% and 60% of net sales for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed by third parties in China. Our international operations involve a number of risks, including:

•	import-export license requirements, tariffs, taxes and other trade barriers;

•	difficulty in staffing and managing foreign operations;

•	ability to secure credit and funding;

•	difficulty in maintaining an effective system of internal controls at our foreign manufacturing facility;

•	foreign collection problems;

•	reduced protection of intellectual property rights;

•	international unrest and terrorism;

•	political and economic instability; and

•	transportation risks.

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

Adoption of the Restriction on Hazardous Substances Act of 2002 (“ROHS”) or the adoption of similar restrictions in markets outside of Europe may require us to make additional write-downs of our inventory.

ROHS went into effect on July 1, 2006. ROHS limits the use of nine hazardous raw materials in the production of electronic and electrical goods that are sold in Europe. Many of these restricted materials are found in our products and in the components we have in our inventory. Many of our OEM customers have implemented ROHS restrictions and are requiring our products to be ROHS-compliant. In 2005, we determined that we would not be able to adequately reduce our inventory of non-compliant materials and, as a result, we recorded an expense of $900,000 to create a reserve for obsolescence. While we currently believe our inventory reserve is adequate, we may have additional inventory write downs due to ROHS or other similar restrictions implemented by other markets.

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

We are not currently engaged in any patent infringement suits but we have been threatened with one such suit in recent years. Despite our efforts to maintain and safeguard our proprietary rights, we cannot assure you that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses or to pay substantial royalties. In addition, if we were found to be infringing on someone else’s patent, we could be required to pay substantial damages, pay royalties in the future or be enjoined from infringing in the future.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.1.1	Press Release announcing the filing with the Securities and Exchange Commission of its Quarterly Report on Form 10-Q for the three months ended September 30, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2005 filed as Exhibit 99.1 to Current Report on Form 8-K on July 24, 2006.

3.1.2	Disclosure of termination of two separate loans due from an officer of the Company filed on Current Report on Form 8-K on September 26, 2006.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2006).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: December 22, 2006	/s/ Charles C. Best
Charles C. Best Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Quarterly Report:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.1.1	Press Release announcing the filing with the Securities and Exchange Commission of its Quarterly Report on Form 10-Q for the three months ended September 30, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2005 filed as Exhibit 99.1 to Current Report on Form 8-K on July 24, 2006.

3.1.2	Disclosure of termination of two separate loans due from an officer of the Company filed on Current Report on Form 8-K on September 26, 2006.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2006).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.