Form 10-K/A
period 2005-12-31
INTERLINK ELECTRONICS INC
filed 2007-03-30
CIK 828146

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

                                EXPLANATORY NOTE

This Form 10-K/A of Interlink Electronics, Inc. (the "Company") constitutes Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "Original Filing"), which was initially filed with the Securities and Exchange Commission ("SEC") on July 24, 2006.

The purpose of this filing is to include a revised Report of Independent Registered Public Accounting Firm (the "Audit Report") prepared by the Company's auditors. The Audit Report has been revised to include a reference to the note in our Consolidated Financial Statements that describes the restatement of our financial statements for the years ended December 31, 2004 and December 31, 2003. This filing also corrects a formatting error contained in the Original Filing in the Geographic Information table of Note 13 to our Consolidated Financial Statements.

The certifications of the Chief Executive Officer and the Chief Financial Officer, previously filed as Exhibits 31.1 and 32.1, and 31.2 and 32.2, respectively, with the Original Filing are being re-filed herewith pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

Except as described above, no other amendments are being made to the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or substantively modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 30, 2007.


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 2007 on behalf of the Registrant and in the capacities indicated:

SIGNATURES                                TITLE

/S/  E. MICHAEL THOBEN, III*              President, Chief Executive Officer and
------------------------------------      Chairman of the Board of Directors
E. Michael Thoben, III                    (Principal Executive Officer)

/S/  CHARLES C. BEST                      Chief Financial Officer and Secretary
------------------------------------      (Principal Financial Officer and
Charles C. Best                           Principal Accounting Officer)

/S/ GEORGE GU*                            Director
------------------------------------
George Gu

/S/ EUGENE F. HOVANEC*                    Director
------------------------------------
Eugene F. Hovanec

/S/ MERRITT M. LUTZ*                      Director
------------------------------------
Merritt M. Lutz

/S/ JOHN A. BUCKETT, II*                  Director
------------------------------------
John A. Buckett, II

/S/ EDWARD HAMBURG*                       Director
------------------------------------
Edward Hamburg

____________________________________

*By: /s/ CHARLES C. BEST
     -------------------------------
     Charles C. Best, attorney in fact

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

         As described in Note 15, the Company has restated its financial statements for the years ended December 31, 2003 and 2004 for various errors related to those years that were discovered during the year ended December 31, 2005. As a result of these restatements, net income for the years ended December 31, 2003 and 2004 was reduced by $1.3 million and $1.5 million, respectively.

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

(1) As restated

         GEOGRAPHIC INFORMATION--The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company's revenues and long-lived assets by geographic area for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                        YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------
                             2005                2004                2003
                       -----------------   -----------------   -----------------
                                  LONG-               LONG-               LONG-
                                  LIVED               LIVED               LIVED
                      REVENUES    ASSETS  REVENUES    ASSETS  REVENUES    ASSETS
                       -------   -------   -------   -------   -------   -------
United States ......   $17,135   $ 1,245   $14,087   $ 1,246   $15,210   $   911
Japan ..............     7,571       107    10,040       587     7,140       522
Asia (Other than
  Japan) ...........     9,492        55     3,883       101     6,208        14
Europe and other ...     4,041      --       7,396      --       2,484      --
                       -------   -------   -------   -------   -------   -------
                       $38,239   $ 1,407   $35,406   $ 1,934   $31,042   $ 1,447
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