Form 10-K
period 2006-12-31
INTERLINK ELECTRONICS INC
filed 2007-04-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

On June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $41,994,486 based upon the last sale price reported for such date on the NASDAQ National Market. Shares of common stock held by officers and directors of the registrant are not included in the computations; however, the registrant made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of April 6, 2007, the number of shares of the registrant’s Common Stock outstanding was 13,749,310.

Documents incorporated by reference:

Portions of Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

INTERLINK ELECTRONICS, INC.

PART I

ITEM 1.	BUSINESS

Overview

We design, develop and sell intuitive interface technologies and solutions for a variety of business and home applications. Our products include:

•	signature input devices and pen input pads which include proprietary application software;

•	cursor control and other input devices for a wide variety of electronic products including game controllers, cellular telephones, handheld media players and medical devices; and

•	interactive remote and integrated input devices, including remote controls for presentation projectors and advanced viewing systems.

Our signature and pen input pads record and bind signatures to contracts or other legally significant documents and also record various identity-defining factors such as signature biometrics and fingerprints.

Our Specialty Components technologies, such as MicroNav™, support full mouse functionality and file navigation using miniaturized sensors and supporting systems that consume relatively little power, thereby making them particularly attractive to manufacturers of handheld devices.

Our remote control input devices enable a user to control and communicate with electronic products, such as computers, digital projection systems and digital televisions, by providing an intuitive device on which the user can remotely input a variety of commands.

We currently sell our products in four principal markets that we refer to as our E-transactions, Specialty Components, OEM Remotes and Branded Products markets. We serve a global customer base from our corporate headquarters in Camarillo, California, where we also manufacture all of the components incorporating our “force sensing resistor” or FSR technology. We have sales offices in Tokyo and Taiwan and production logistics centers and subsidiaries in Hong Kong and Schenzen, China.

Our products benefit from a diverse technology portfolio based on trade secrets, patented inventions and proprietary software. These technologies include our FSR technology, wireless communication technologies and unique or patented product design features. Alone and in collaboration with our industry partners, we have developed numerous technologies that support various product applications.

We make FSR-based sensors that we and others incorporate into electronic control and input devices. Our FSR technology can capture a three-dimensional record of any input, recording both the location of the input on an x/y grid and the pressure applied at any point and is therefore capable of supporting complex data input and process control functions such as signature authentication. Our FSR-based sensors can be scaled in size from a fraction of an inch in diameter to several feet across. Our technology therefore can be applied to requirements as diverse as miniaturized input devices in consumer products, such as cellular telephones, handsets and MP3 players, to seat sensors in automobiles. Combining our FSR technology with unique or patented designs and proprietary wireless data transmission technologies permits us to offer a wide range of intuitive devices on which the user can remotely input a variety of commands. We offer our sensors either as discrete components for installation in a device manufactured by our customer or as complete devices, such as remote input devices. With respect to the latter, we offer proprietary, ergonomic designs as well as custom products designed to customer specifications. We also offer, through retail and other channels, a line of branded products under the Interlink brand name.

The consolidated financial statements included in Item 15 of this annual report on Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their audit report on page F-2 of this Form 10-K. As of December 31, 2006, we had cash, cash equivalents and short term investments of approximately $2.9 million as well as an accumulated deficit of $37.6 million as of December 31, 2006 and cash used in operations for the year ended December 31, 2006 of approximately $10.0 million. Based on our business plan and related estimates of cash requirements, the $2.9 million of cash, cash equivalents and short term investments may be insufficient to fund operations for the next 12 months. As of December 31, 2006, total consolidated indebtedness for money borrowed was $152,000. In December 2006, we obtained a maximum $5 million secured line of credit for a term of one year and also are pursuing various other financing alternatives. However, there is no assurance that we will be successful in obtaining the required capital. We expect to require additional cash in the immediate future to pursue our planned operations. If we are unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, we would be required to curtail our operations. Any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders.

Market Opportunities

E-transactions. Electronic document management and transmission is increasingly accepted and utilized in business transactions but, until recently, the signing of transaction documents could be accomplished only by using a pen and ink on paper followed by physical delivery of the signed documents. In many areas of commerce this imposes substantial time and cost burdens, most of which can be substantially reduced by a dependable and verifiable electronic signature process. Several major industries engage in financially significant and document-intensive transactions as a regular part of their business. These include the financial industry (in particular the branch banking, insurance, leasing and mortgage/notary businesses), the healthcare industry and governmental contracting. In addition, many businesses have document-intensive processes in specific areas, including field sales force automation and human relations.

Compared with the traditional process of circulating paper documents for an ink signature, an electronic signature process can offer substantial time and cost efficiencies for the document producer, as well as improved customer satisfaction for the person executing these documents. For example, a customer in the insurance industry reports that electronic document processing in its industry can reduce application costs by up to 90%. A major automobile leasing company reports that electronic document processing can reduce the time to return a car to inventory at the end of a lease from several weeks to as little as a few days.

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

The explosive growth in the use of handheld devices such as cellular telephones and PDAs and in the applications for which these devices are used, including games and Internet access, has created a need for miniaturized cursor control devices that have the full functionality of a mouse but can fit in the very limited confines of these increasingly small products and can function in very limited power environments. We believe that our FSR sensors are ideally suited for use in handheld devices, and we have developed our MicroNav family of sensors in response to it. As the size of these devices continues to decrease and the functionality becomes increasingly sophisticated, we expect this market to represent a significant growth opportunity.

We continue to provide our traditional line of custom sensors and pointing solutions to the medical, industrial, commercial and government markets.

OEM Remotes. We sell remote control products and components to manufacturers of advanced viewing devices and presentation projectors. We see market opportunities evolving in each of the markets for these products.

•

Advanced viewing devices: flat panel TV’s and plasma display are anticipated to continue to experience solid growth over the next several years due to a multitude of technological changes. These changes include: increasing migration by consumers from analog to digital television, the increasing adoption of High Definition, or HD, television and the popularity of thinner LCD, plasma and rear projection displays. When these three key technologies converge, market growth could be significant, especially because more broadcasters are offering compelling HD content and readily available access to this content via satellite or cable.

•

One of the newest market opportunities that we are involved in is the “media systems” market. This market is being energized by the recent introduction of Microsoft’s new Vista operating system. Software of this type is designed to enhance the consumer’s digital experience when managing music, pictures and entertainment media. We have recently introduced a line of unique remotes that are targeted at this emerging market.

•

As computers have replaced traditional presentation devices such as slide and overhead projectors, the mechanisms to control the presentation process have undergone an evolution. Presentation projectors now enable visual or mixed-media presentations using

PowerPoint or other presentation software. It is possible for a presenter to control various characteristics of a sophisticated audio-visual presentation using a small, wireless device. A presentation given on a computer-driven presentation projector can be controlled, edited, amplified, distributed and otherwise manipulated electronically. These advances demand and will continue to demand wireless input devices that can transmit a wide variety of commands and support increasingly complex control functions in an intuitive manner.

Branded Products. The growth in electronic presentations enhanced by software such as Microsoft’s PowerPoint slideshow and continued growth of digital projectors has driven demand for wireless input devices. These devices can transmit a wide variety of commands and support complex control functions in an intuitive manner. Many presentation projectors are shipped with a basic control device. However, these projector remotes lack the intuitive and advanced control features provided by our aftermarket branded devices. We expect demand for more sophisticated input devices to continue to grow rapidly, especially as presenters use their computer monitor or notebook computer instead of a projector to present. These consumers constitute a significant market that we address with our branded wireless presentation devices.

Strategy

Our overall objective is to be the leading provider of advanced intuitive interface devices to business and consumer markets by implementing the following key strategies:

•

Leverage our momentum in the E-transactions market. We have spent the past six years developing our capabilities and proving our value to our partners and customers. We have evolved from a simple signature pad provider to a complete solutions provider offering a signature software platform, a broad set of signature capture options and professional services to address the unique needs of the E-transactions market. In conjunction with the National Notary Association, we developed a combined electronic signature, notarization and journal platform to facilitate the migration to electronic closings. Our technologies, solutions, and approach have enabled us to secure the largest implementations in the industries in which we focus including banking, insurance, auto finance, brokerage, and healthcare.

•

Use our core sensor technology and innovative new applications to support integrated micro-input devices such as our MicroNav family of products. The advent and increasing complexity of a wide range of miniaturized consumer electronics products such as MP3 players, cellular telephones, digital cameras, video recorders and PDAs have greatly increased demand for small, low-power-consuming input devices that can provide full mouse functionality, including cursor control. Our patented MicroNav technologies are well suited for these application and we have invested considerable effort in the development of this technology and its markets. Using resistive, rather than the more common capacitive, technology enables our sensors to respond to a broader range of input pressures (for example, a gloved finger which capacitive sensors will not record) while consuming less power for comparable applications. We are developing a broad range of applications for our MicroNav products targeted at the tasks that today’s complex handheld devices accomplish.

•

Identify fundamental changes in consumer or business practices resulting from technological change and develop technologies and products that facilitate this change. We remain alert to technological changes that alter the basic processes that businesses and consumers rely upon. For example, we developed our ePad devices in anticipation of the needs of e-commerce for electronically-verifiable transaction documentation in a broad range of businesses. We are working aggressively to identify new technologies as they develop and to design products and solutions appropriate to these technologies. We believe that by applying a disciplined approach to the identification and selection of our target markets and technologies, we can achieve a leading position in those markets based on our strong intellectual property position and market relationships.

•

Maintain and develop new strategic relationships with software developers and other integrator that address our target markets in order to deliver turnkey solutions. We work with software and hardware developers, integrators and other companies to provide turnkey solutions that address our customers’ evolving requirements. We believe that, by coupling our proprietary technologies with our partners’ expertise, we can deliver solutions that uniquely address our customers’ requirements.

•

Leverage and extend our strong intellectual property position. We have significant expertise in the design and manufacture of intuitive interface technologies and products. We intend to continue to broaden our intellectual property position through internal development to enhance the competitiveness and size of our current businesses and diversify into markets and technologies that complement our current product portfolio. We have numerous trade secrets and proprietary technologies and manufacturing processes that further strengthen our intellectual property position.

•

Opportunistically acquire and divest technologies and businesses that deepen our penetration into our target markets. We may evaluate acquisition and divestiture opportunities that we believe will, among other things, increase our market share in our target markets, improve our portfolio of intellectual property or strengthen our customer base. We may also pursue strategic relationships including acquisitions and alliances with companies that have products or technologies that complement our current products, expand our global footprint, enhance our technical capabilities or expand our service offerings.

Products

Our products address customer needs in four principal areas: E-transactions, Specialty Components, OEM Remotes and Branded Products.

E-transactions. Our signature and pen input pads record and bind signatures to contracts or other legally significant documents and also record various identity-defining factors such as signature biometrics and fingerprints. Simple signature capture devices that are now common features of various retail checkout counters are commodity products that are available from a number of manufacturers. We have targeted applications requiring features that not only capture an image and biometric information of the signature but also bind the signature to a related document in such a way that any alteration in the document will destroy the signature. With our ePad products, which incorporate our basic, embedded IntegriSign Signature software and can be customized to include our enhanced stand alone IntegriSign Pro Software product, we provide the foundation for a legally enforceable transaction that supports signature verification and encryption. Our electronic signature processes are targeted at applications requiring some or all of these features.

Since the introduction of our basic ePad device, we have introduced a series of functionality enhancements. In 2002, we introduced ePad-Ink, an LCD-based signature capture product. Our ePad-ID adds a fingerprint scanner. In addition to hardware enhancements, we are, internally and in collaboration with others, developing embedded application software that targets a number of specific market needs. For example, working in close cooperation with the National Notary Association, we have developed a specific application of our ePad-ID product that provides a platform for electronic signing, notarization and journaling. Finally, we have recently launched our sophisticated signature device, the ePad-XL. This device provides a larger color LCD display for signatures, marketing messages and soft keypad, as well as a card swipe for payment and security applications.

The embedded IntegriSign Signature Software Suite provides developers with the plug-ins and tools necessary to integrate our ePad family of products with a customers surrounding technology infrastructure. In addition, it supports tablet PCs and fingerprint sensors. IntegriSign permits signature capture and binding to a specific document in MS Office, InfoPath, Adobe Acrobat, html and proprietary electronic forms. In addition, the platform permits biometric authentication of individuals and encryption.

We work with a broad range of industry partners to provide turnkey solutions to specific end-users. Our industry partners include key developers of signature capture, forms and imaging software, suppliers of related hardware to our targeted industries and system integrators.

Specialty Components. Our Specialty Components business consists primarily of two product lines: pointing solutions and sensors. We sell integrated cursor pointing technologies to manufacturers of notebook computers and industrial applications and, more recently, to the manufacturers of handheld electronic devices such as MP3 players and cellular telephones. We also sell a diverse assortment of custom-designed sensors for non-computer applications, such as for use in medical devices as safety switches. If the design process involves significant work, we may charge a product development fee. To date, these amounts have been immaterial to the financial statements. We continue to market these devices, both as stand-alone products and as components sold to OEMs for use in their products.

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

The miniaturized sensors that we sell under the MicroNav brand come in various formats and permit precise input of a broad range of selections. Our MicroNav 360 sensor offers smooth pressure-controlled cursor acceleration and a complete set of actuator reference designs to enable Internet, e-mail, gaming and menu functions for portable wireless devices. Other members of the MicroNav family include circular and linear input pads that enable inputs such as volume control or list scroll-through. Our MicroNav sensors are specifically targeted at the MP3 and cellular telephone markets. One form of MicroNav sensor provides full 360o cursor control functionality in a sensor that is less than 10 mm square and less than 1.5 mm in thickness. Other versions provide strip or ring sensors that can be used intuitively to control volume, to scroll through a list or for other functions. In some applications we supply the basic sensor, usually with a protective shield, and a license to use the related software drivers. We also support various lighting options and flexible actuator designs and materials. We can also supply a sensor and micro-processor combination and can incorporate both in a module format ideal for “drop-in” solutions. We offer all three formats on an OEM basis to manufacturers of various handheld products.

OEM Remotes. Our remote control input devices enable a user to control and communicate with electronic products, such as computers, digital projection systems and digital televisions, by providing an intuitive device on which the user can remotely input a variety of commands. In addition to providing remote control devices for use with business projectors, our OEM Remotes segment addresses the growing need for both remote and direct input devices to control an increasingly complex array of home entertainment products, including high performance viewing devices and home theaters. We also sell sensors to manufacturers of remote controls for integration into their products.

Our OEM Remotes development efforts are focused on interface devices that will directly control high end audiovisual products such as front and rear projectors, LCD and plasma display televisions. Most traditional television manufacturers and retailers of consumer electronics products have introduced advanced viewing devices into the home market. We are working both directly with the manufacturers of these products and, at the chip level, with innovators of new projection and television technologies in an effort to integrate our interactive input devices with their products and technologies. More recently we have introduced several new products and technologies that will be targeted at the “media remote control” market. The growth of this market is expected to benefit from Microsoft’s recently introduced Vista operating system.

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

Specialty Components: Selected customers of our Specialty Components business segment have included manufacturers of handheld devices such as iRiver, Sony, LG, Pantech and Siemens, as well as computer and computer peripheral manufacturers including an assortment of medical device and other equipment manufacturers.

Branded Products and OEM Remotes: We sell advanced wireless input devices principally to OEMs and as branded products through a variety of distributors and value added resellers. We serve a broad range of customers including many of the leading global electronics companies such as Acer, Bose, BenQ, Dell, Hewlett-Packard, Hitachi, Lenovo(IBM), Mitsubishi, Panasonic, Sanyo, Sharp, Sony and Toshiba. We offer our branded products through leading distributors and resellers such as Ingram Micro, CDW, Tiger Direct and PC Connection.

As a result of having served many of these clients over a number of years, we believe that we have established a reputation as a dependable producer of quality devices and components and as an innovator that continually provides solutions that meet our client’s needs.

Technologies

We develop technologies in several areas: force sensing resistors, or FSRs, wireless communications, remote control user interfaces, and electronic signature systems. We also develop software to implement many of the applications for which our products are used.

Force Sensing Resistors. Many of our products incorporate one or more FSRs. A basic FSR can detect and accurately measure a force applied to it, thereby enabling precise control of the process applying the force.

More complex sensors are also possible. One configuration, known as a “four zone” sensor, has four sensors arranged in a two-by-two square with an actuator placed directly where the four sensors touch. By toggling the actuator in any direction, an operator can control the direction and speed of a cursor on a computer screen. An FSR sensor can also serve as a touchpad by creating a two-dimensional surface capable of measuring the location and intensity of pressure applied at any set of coordinates on the grid. In contrast to most standard touch pads, FSR touch pads can also measure the amount of pressure applied at any point on the grid, thereby creating a three-dimensional characterization of input along X, Y, and P (pressure) axes. This type of device can be used to support functions such as handwriting input, where not only the outline of the signature but the pressure applied in writing it can be measured, or computer cursor control, where variable cursor speed is desirable. Other sensor configurations include strip and ring sensors which measure position and pressure of the touch. These are commonly used to create scrolling and panning interfaces for control of handheld and other devices.

Our FSR sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where space is a critical issue, as in notebook and sub-notebook keyboards and handheld devices. In finger-sensing applications, such as touch pads and scroll rings, they consume significantly less power than do capacitive sensors, which is the principal competing technology. FSRs are therefore an appropriate choice for products that depend on battery power, and particularly for products with limited battery capacity. Also, unlike capacitive sensors which react to the electrical capacitance in a human finger, FSRs react to pressure from any object and therefore support pen or gloved hand activation. FSR sensors have no moving parts and can be packaged in a sealed environment. They are therefore highly reliable, retaining their performance through millions of actuations, even in adverse environments involving heat, moisture and chemical contamination.

Wireless Communications and Remote Controls. Our products can support any of the popular wireless communication protocols. In addition, we have developed our own proprietary communication techniques as well as a number of applications that utilize our hardware technologies to support specific functions. These applications, for example, support automatic RF (radio-frequency) channel selection and patented out-of-band address selection techniques.

We also have developed and patented several intuitive remote control technologies including pad-to-screen mapping, context sensitive scrolling and gesture control technologies. We expect to develop, or work with others to develop, new applications that will allow our intuitive interface devices to control an ever increasing number of interactive functions.

Electronic Signature Systems. We have created a comprehensive product line of signature capture devices that range from low cost units with opaque sensors and no visual feedback, to products with full color video and high speed communications. To enable this hardware and provide a complete solution to customers, we have built the IntegriSign software platform. The IntegriSign software platform is embedded into the signature capture product line and enables a basic range of electronic ink and digital signing activities to be activated at individual workstations and can be integrated into any corporate or enterprise framework, similar to a purchase of a printer which has a software component as part of the total printer solution

We maintain active, in-house product design, engineering support and advanced technology departments in the United States, Japan and China. We also have an exclusive relationship with an outside software development firm in India that provides us access to additional software engineers for electronic transaction software development and integration. As appropriate, we may engage other outside development firms to facilitate the integration of our products into our customers’ products or handle peak loads greater than our internal capacity.

Intellectual Property

We consider our intellectual property to be a key element of our ability to compete in our chosen markets. Our intellectual property portfolio consists of trade secrets, patents and proprietary software.

Trade Secrets. FSR sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are conducted in-house at Interlink to maintain quality and protect the force sensing technology. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR sensors require considerable expertise. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. In the course of developing our products, we have developed expertise in various aspects of wireless communication, signature content and verification, document security and other matters that we believe afford us a meaningful advantage in our target markets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

Patents. We regularly file U.S. and foreign patent applications to cover new or improved technologies, manufacturing methods, and product designs. These filings protect methods of manufacturing FSR sensors and new innovations in types of FSR sensors, as well as inventions related to wireless communication and intuitive control.

The first of our patents for FSRs, which cover certain aspects of the use of an uneven surface to produce variable resistance, expired in 1999. However, the FSR sensors that we make today are covered by a number of patents related to their function, formulation and manufacture that expire between 2011 and 2020. Additional FSR-related patents are pending that, if issued, would expire in 2028 or later.

Patents covering wireless communications and intuitive control inventions relate to our high-speed infrared technology and various intuitive control and ergonomic features of our advanced pad-based home entertainment/personal computer remote controls. These technologies allow intuitive gestures on pad-based remote controls to control home entertainment systems, or to highlight parts of a slide during a presentation. They also include our ClickTrigger input key.

We own 55 issued patents covering wireless communications and intuitive control inventions which will expire between 2016 and 2023. Twenty five additional such patents are pending which, if issued, would expire in 2027 or later.

Software. We have developed basic software that we provide with our products and have acquired rights to software developed by others. Particularly in our E-transactions market, we are assembling a portfolio of additional software applications beyond our basic IntgriSign software platform that are specific to our target markets. We expect to aggressively develop or acquire additional software application technologies to support this and other markets.

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

With the development of our MicroNav family of sensors, we have considerably broadened the range of OEM applications that our products address. We are aggressively pursuing opportunities to develop these applications by working with our OEMs to customize our solutions into their products. To achieve this result, our Specialty Components business is supported by internal design engineers who initially determine whether a sales opportunity should be pursued and work with new customers to design a product or component to meet the customer’s need.

For sales of Branded Products and OEM Remotes products, we employ a direct sales team of five people in the United States, two in Japan and three in Taiwan. In addition, we have sales and marketing representation in Korea, Singapore and the United Kingdom. Each sales team is supported by inside sales personnel, product managers and application engineers.

Current distribution channels for our branded products consist of distributors such as Ingram Micro and Tech Data, catalogs and specialty resellers targeting corporate accounts. Our employees sell directly to these channels. In Europe we use distributors and specialty resellers. We use these distribution channels not only to increase Branded Product sales but also to establish customer demand for new products that generate OEM sales.

Manufacturing

We seek to maximize protection of our proprietary technology by keeping the development and manufacturing of all FSR sensors at our facility in Camarillo, California. At the same time, we continue to expand our product development and non-FSR product manufacturing capabilities in Asia as described immediately below, while limiting the transfer of sensitive technologies.

Prior to 2001, we contracted directly with offshore contract manufacturers for the manufacture of all products other than the sensors. In late 2001, we formed Interlink Electronics Asia Pacific Limited, or IEAP, to coordinate our non-U.S. manufacturing activities. Based in Hong Kong, this wholly owned subsidiary purchases components, assembles them into kits and distributes the kits to one of several contract manufacturers for assembly. Finished products are shipped to the customer at the direction of IEAP. IEAP maintains an active oversight and quality control program and regularly evaluates the capacity and performance of its contract manufacturers. We believe that there exists a wide range of choice of contract manufacturers and that manufacturing can be shifted to other manufacturers, if necessary, without significant interruption of business.

In October 2006, we formed Interlink Electronics, Schenzen, or IECH, a 100% wholly owned subsidiary located in Schenzen, China. IECH was created to increase our manufacturing and operational capabilities in Asia.

We acquire raw materials and components for our FSR sensors from a number of sources, mostly within the United States. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of which are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods.

Competition

Competitors consist primarily of relatively smaller organizations that tend to be singularly focused on the electronic signature market. However, a variety of companies that currently supply products or services to our targeted customers can be expected to try to expand their offerings to include advanced signature solution. Also, manufacturers of basic point-of-sale signature input devices may develop more advanced features that address our target markets. If the market for these products grows as we believe it will, it will attract additional competitors.

Our Specialty Components business faces competition from a variety of sources that vary depending on the application, with significant competition in the mobile phone and MP3 markets. We currently face competition from companies that offer solutions incorporating capacitive technology, as well as, to a lesser extent, companies that offer resistive technology solutions. Our primary competition, however, comes from the status quo: simple switches. We believe the trend for more advanced user input options will drive OEMs away from switches in the future.

In our OEM Remotes market, we face competition from manufacturers of less advanced remote devices, including Hoshiden Corporation, SMK Corporation and Koninklijke Philips Electronics N.V, in addition to local Taiwanese and Chinese competitors and our OEM customers themselves who could choose to manufacture some or all of the products or components that they currently buy from us. With Branded Products, we face competition from a number of aftermarket control device competitors, including Logitech, Targus and Kensington.

Many of the companies with which we currently compete or may compete in the future have long-standing customer relationships. These competitors may develop or acquire enhanced technologies sufficient to maintain or improve their market share. Moreover, competitive pricing pressures on our OEM customers’ products may force them to choose lower cost, less sophisticated solutions from our competitors. We expect that our success against our competition will depend on our ability use our technology, design experience and industry relationships to offer timely and cost-effective solutions to our customers.

Employees

We had 226 employees as of December 31, 2006. Of that number, 126 are full-time employees in the United States with 114 at our corporate offices and manufacturing facilities in California and 12 located at our regional sales offices throughout the United States We have two employees in a regional sales office in Canada, one employee in Korea and 5 employees in our regional sales office in Taiwan. Our Japanese subsidiary has 21 employees, and we have 9 employees at our Hong Kong subsidiary and 62 employees at our China subsidiary.

Available Information

We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information. The SEC’s Internet address is http://www.sec.gov.

We also make these reports and information available free of charge through our Internet website as soon as reasonably practical after we file such materials with the SEC (http://www.interlinkelectronics.com). Information contained on the Company’s website is not part of this report or any other report filed with the SEC.

ITEM 1A.	RISK FACTORS

We have incurred net losses and negative cash flow from operations for the past eleven fiscal quarters and will experience future quarterly losses. Continued losses and negative cash flow would reduce our internal resources, limit our growth options, require additional cash infusions and could ultimately place our continued viability in question

We have incurred losses and negative cash flow from operations in each of the previous eleven quarters as a result of various factors, including declining gross profit margins in our OEM Remotes business segment, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs. We will continue to incur net quarterly losses and negative cash flow from operations as we continue to invest in new technology and emerging markets. We are incurring these losses in part to develop lines of business that we believe to be promising but that may fall short of our expectations. Accordingly, we cannot assure you that we will achieve or sustain profitability or positive cash flow. If we do not achieve profitability and positive cash flow, our financial resources will be adversely affected and we may be forced to curtail or discontinue certain operations, which could result in the allocation of fixed costs over a smaller revenue base or affect our future competitiveness. Continued negative cash flow from operations could also require us to seek financing, which could prove dilutive to the interests of existing investors.

Our existing capital resources and credit availability may not be sufficient to pursue our business plan and our auditors have expressed substantial doubt as to our ability to continue as a going concern. The failure to secure the necessary resources would require us to limit operations, which could have an adverse impact on our ability to develop our business as currently planned.

We will require additional financing in 2007 to fund our operations. We cannot assure you that we will be successful in obtaining additional required capital. Any financing arrangements that we may enter into may increase future costs, involve restrictions on our financing and operating activities or be dilutive to existing stockholders. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of, or curtail, our operations. If our revenues fall short of, or our costs exceed, our expectations, any financing that we do secure may be inadequate to meet our cash requirements.

We are facing litigation based on our restatements of historical financial statements, which may have a material adverse impact on our cash reserves and may impair our ability to achieve our business objectives.

Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various federal securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our Chief Executive Officer and our former Chief Financial Officer that alleges, among other things, securities-related violations of the California Corporations Code. These actions will require a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. The time and expense required to defend these claims may also affect our ability to pursue our business strategy. There is also no assurance that additional lawsuits will not be filed or that the ultimate resolution of these matters will not result in a material adverse effect on our financial condition or results of operations.

We have identified material weaknesses in our internal control over financial reporting and have been required to restate our historical financial statements.

In our Annual Report for the year ended December 31, 2005, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as and the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and believe that as of December 31, 2006, our disclosure controls and procedures were effective, and that the material weaknesses in our internal controls over financial reporting largely have been remediated, other than controls over inventory costing. These measures are more fully described elsewhere in this Report, including under the caption “Item 9A - Controls and Procedures.”

Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements. Such errors could cause our internal planning and assessment of our business to be based on false information and could cause our published financial statements to fail to fairly present our financial condition and results of operations, which could erode market confidence in our company, cause the price of our stock to be based on false or misleading information and result in litigation based on such false or misleading information.

We are emphasizing new markets and if we fail to accurately predict the growth of these new markets, we may suffer reduced earnings.

Historically, the largest contributor to our sales was our OEM Remotes market. In late 2005, we reorganized our business to deemphasize certain segments of this market. As a result, OEM Remote sales in these segments have declined. At the same time, we have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as our MicroNav family of products, the E-transactions market and selected aspects of the OEM Remote market. We expect to continue to identify and develop products for new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to accurately predict growth and demand in new markets may cause us to suffer substantial losses or reduced earnings.

Our OEM Remotes business is focused on consumer markets that are intensely price competitive. If we cannot generate volume and related manufacturing efficiencies required to compete in these markets, our results of operations will be adversely affected.

Historically, our OEM Remotes business was primarily focused on selling remote devices in the presentation projector market. As a specialty market, this sector generated relatively low sales volumes with correspondingly high margins. However the presentation projector market has become more consumer-oriented and price competition has increased. We have shifted our OEM Remote business toward sales to manufacturers of advanced viewing devices which is also very consumer oriented and price competitive but which offers the potential for higher volumes. If we cannot increase production and sales volume, or if we otherwise fail to achieve production efficiencies, our results of operations and financial position will be adversely affected.

Failure to maintain, develop and expand our OEM relationships could cause demand for our products to decrease.

Sales to OEMs in our OEM Remotes and Specialty Components markets constituted 53% of our total sales in 2006. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems, it will significantly decrease demand for our remote devices.

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

The loss of any significant customer or any cancellation, reduction or delay of a large purchase by a significant customer could reduce our revenue and require us to write down inventory.

Our five largest OEM customers accounted for approximately 14% of our total 2006 sales. Although we have been deemphasizing segments of our OEM business, the loss of any key OEM customer, or a significant reduction in sales to any such customer, could significantly reduce our revenue below anticipated levels. OEM sales tend to be related to specific products offered by our OEM customers and therefore fluctuate significantly as such products are introduced and discontinued. From time to time, we expect to lose significant revenue streams as the result of OEM product discontinuances and will be required constantly to seek new opportunities with new and existing customers in those segments that we choose to continue to pursue. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

Failure to increase market awareness and acceptance of E-transactions and our E-transaction products may cause our revenues in this market to fall short of our expectations.

We are focusing considerable resources on developing our E-transactions market. The prospects for growth of our E-transactions business depend in part on the acceptance by our target markets of electronic signatures as a replacement for traditional pen and ink signatures. The market for E-transactions is new and emerging and we cannot be certain that it will continue to develop or grow or that businesses will elect to adopt our products rather than continuing to rely on traditional pen and ink signatures. Businesses that have invested substantial resources in traditional infrastructures may be reluctant to adopt an electronic approach to replace their existing systems. Concerns about privacy and fraud may cause businesses not to adopt E-transactions or our e-transaction products. We expect that we will need to continue to pursue intensive marketing and sales efforts to educate prospective customers about the benefits of E-transactions and our E-transaction products. If market awareness and acceptance of E-transactions do not occur, our revenues and profitability in this market will fall short of our expectations.

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

Technology, both in our markets and in our customers’ markets, is undergoing rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, that we accomplish the following:

•	accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated and well supported but are also available at a price within market tolerances and competitive with comparable products;

•	establish and effectively defend our ownership of the intellectual property supporting our products; and

•	enter into relationships with other companies that have developed complementary technology on which our products also depend.

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

If we fail to manage change successfully, our operations could be adversely impacted and our business could be impaired.

The ability to operate our business in rapidly evolving markets requires an effective planning and management process. We expect that responding to changes in our business will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage change effectively will require us to attract, train, motivate and manage new employees, to reallocate human and other resources to support new undertakings and to restructure our operations to manage a restructured business effectively. If we are unable to respond effectively to change, our operations could be adversely affected and our business could be impaired.

Most of our OEM and major retail customers order from us on a “just in time” basis, which requires us to estimate demand for particular products, and many of these products are customer specific.

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

We rely on third-party suppliers for the raw material components of our products. We cannot assure you that our suppliers will be able to maintain an adequate supply of these raw materials to enable us to fulfill all of our customers’ orders on a timely basis. A failure to obtain an adequate supply of the materials for our products could increase our costs of goods sold, cause us to fail to meet delivery commitments and cause our customers to purchase from our competitors, which could adversely affect our operating results and customer relationships. We currently buy certain dies and adhesives, important components in some of our products, from single source suppliers. Although there are a limited number of manufacturers of these particular components, we believe we could provide similar dies and adhesives for use in our products. A change of suppliers, however, could cause a delay in manufacturing and a possible loss of sales or customers, which would affect operating results adversely.

Disruptions in our manufacturing facilities or arrangements could cause our revenues and operating results to decline.

We currently manufacture all of our FSR sensors at our Camarillo, California facility. This facility is vulnerable to damage from earthquakes, floods, fires, power loss and similar events. It could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at our manufacturing facility could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which may cause our revenues and operating results to decline.

All of our non-FSR product manufacturing is currently done by third parties in China that are identified and managed through our Hong Kong and China subsidiaries. We rely on our subsidiaries to select and contract with contract manufacturers with suitable manufacturing facilities and appropriately trained employees. An interruption in our current manufacturing arrangements could adversely affect our revenues, operating results and customer relationships.

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

Our revenue from international sales accounted for approximately 45%, 55% and 60% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed in China. Our international operations involve a number of risks, including:

•	import-export license requirements, tariffs, taxes and other trade barriers;

•	difficulty in staffing and managing foreign operations;

•	ability to secure credit and funding;

•	difficulty in maintaining an effective system of internal controls at our foreign manufacturing facility;

•	foreign collection problems;

•	foreign exchange exposure;

•	reduced protection of intellectual property rights;

•	international unrest and terrorism;

•	political and economic instability; and

•	transportation risks.

Any of the above factors could adversely affect our operating results.

Our operating results could be adversely affected by fluctuations in the value of foreign currencies.

International sales made through our Japanese subsidiary are generally denominated in yen. A weak yen would materially affect total revenue and could result in a decrease in dollar revenue even though sales remained constant or increased. We also contract for most of our large-volume, non-technical manufacturing in China. Although we contract in U.S. dollars, a weakening of the dollar could cause existing contracts to be uneconomic to the vendor and therefore require a renegotiation. Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Japanese yen, in particular, has fluctuated in value due in part to the economic problems experienced by Asian countries and the recent depreciation of the U.S. dollar. Although we at times engage in currency hedging transactions in order to protect ourselves from risks of Japanese yen currency fluctuations, we cannot assure you that these activities will protect us from such risks.

Our markets are intensely competitive and many of our potential competitors have resources that we lack.

Our markets are competitive and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets and our OEM customers themselves, who could choose to manufacture products that they currently buy from us. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

Newly adopted environmental directives could increase our costs and/or require us to reserve against inventory.

The Restriction on Hazardous Substances Directive (“ROHS”) went into effect in the European Union on July 1, 2006. ROHS limits the use of nine hazardous raw materials in the production of electronic and electrical goods that are sold in the European Union and certain other European countries. Many of these restricted materials are found in our products and in the components we have in our inventory. Many of our OEM customers have implemented ROHS restrictions and are requiring our products to be ROHS-compliant. In 2005, we determined that we would not be able to adequately reduce our inventory of non-compliant materials and, as a result, we recorded an expense of $900,000 to create a reserve for obsolescence. While we currently believe our inventory reserve is adequate, we may have additional inventory write downs due to ROHS or other similar restrictions implemented by other markets.

A separate EU Directive on Waste Electrical and Electronic Equipment (“WEEE”) became effective in January of 2007. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are actively monitoring initial implementation of the WEEE Directive by the member states. In the case of our OEM products, compliance with WEEE is the responsibility of our customer; however, we would be responsible for compliance in the case of direct sales of our products in the EU. Compliance with the WEEE Directive may increase our costs and any failure to comply with the WEEE Directive for which we are responsible could lead to monetary penalties.

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

We are not currently engaged in any patent infringement suits but we have been threatened with one such suit in recent years. Despite our efforts to maintain and safeguard our proprietary rights, we cannot assure you that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses, and if we were found to be infringing on someone else’s patent, we could be required to pay substantial damages, pay royalties in the future or be enjoined from infringing in the future.

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

Business acquisitions, divestitures or partnering arrangements may disrupt our business, dilute shareholder value and distract management’s attention.

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

We may also from time to time consider the divestiture or discontinuance of aspects of our business, which may involve many of the risks identified above, including significant internal adjustments and management distractions. Any such changes could require us to amortize fixed costs over a smaller revenue base and could require other changes that could consume resources and management attention. Additionally, we may fail to replace divested operations with new business segments that contribute to our financial health and strategic objectives. Failure to successfully implement acquisition or divestiture plans could damage the viability of our ongoing operations.

ITEM 2.	PROPERTIES

Our corporate offices and principal manufacturing facilities are located in a 44,110 square foot leased facility in Camarillo, California. The lease on the Camarillo premises runs until February 28, 2010 (with one option to extend for an additional sixty month period) and provides for a monthly rent payment of $29,113 with a 3% annual increase. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo, Japan. Our Hong Kong subsidiary, Interlink Electronics Asia Pacific Limited, leases office space in Hong Kong and warehouse space in Hong Kong and mainland China. Our China subsidiary leases an approximate 20,000 square foot building in Schenzen, China. The lease for the China facility runs until May 31, 2009 and provides for a monthly rent of $3,416.

ITEM 3.	LEGAL PROCEEDINGS

On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company’s results of operations and financial condition. The complaint includes claims under the Securities Act of 1933, as amended (the “Securities Act”) and Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seeks unspecified damages and legal expenses.

On November 3, 2006, the Court appointed new lead plaintiffs. On January 16, 2007, the lead plaintiffs filed an amended complaint. The amended complaint also includes claims under the Securities Act and the Exchange Act and seeks unspecified damages and legal expenses. On February 22, 2007, defendants filed a motion to dismiss the amended complaint. It is anticipated that the lead plaintiffs will file an opposition in early April. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

Separately, on January 24, 2006, a shareholder’s derivative action was filed against two of the Company’s current and former officers and the members of its Board of Directors in the United States District Court for the Central District of California. The derivative complaint contained the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that the Company is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

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

On November 17, 2006, defendants removed the derivative action to federal court. On January 9, 2007, the court stayed the derivative action pending the defendants’ filing of an answer in the securities class action. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee with respect to various forensic accounting and electronic procedures performed in the course of the investigation.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

At the Annual Meeting of Stockholders of the Company held on October 18, 2006, the holders of our outstanding common stock took actions described below. At April 28, 2006, the record date, 13,761,812 shares of common stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

The meeting involved the election of directors. By the votes indicated below, the stockholders voted to re-elect Messrs. John A. Buckett and Merritt M. Lutz to the Board of Directors:

	John A. Buckett	Merritt M. Lutz
Shares in favor:	9,793,826	9,772,595
Shares against:	—	—
Shares withheld:	124,233	145,464

Edward Hamburg, Eugene F. Hovanec, George Gu and E. Michael Thoben, III continued to serve as directors after the meeting. In addition, two new directors were added to the Board: Lawrence Barker and Tom Thimot. See “Settlements Between the Company and Other Participants Terminating Any Solicitation Subject to Rule 14a-11,” below.

By the vote indicated below, the stockholders approved the proposed amendment to the Company’s Certificate of Incorporation to affect a reverse stock split:

Shares in favor:	9,684,192
Shares against:	232,569
Shares withheld:	1,298

Settlements Between the Company and Other Participants Terminating Any Solicitation Subject to Rule 14a-11

On October 6, 2006, the Company reached agreement (the “Agreement”) with Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Offshore Operating Fund, L.P., Tom Thimot and Lawrence S. Barker (collectively, the “Becker Group”) with respect to the composition of the Company’s Board of Directors. Pursuant to the Agreement, the Becker Group terminated its solicitation of proxies in opposition to the Company’s nominees and the Company agreed that, effective immediately following the election of the Company’s nominees at the Annual Meeting, Lawrence S. Barker and Tom Thimot were to serve as additional directors. Messrs. Barker and Thimot were the Becker Group’s nominees in its proxy solicitation.

As of the conclusion of the Company’s 2006 Annual Meeting and subsequent consummation of the Agreement, the Company’s Board of Directors consists of eight directors: Messrs. Hamburg, Hovanec, Gu, Thoben, Buckett, Lutz, Barker and Thimot.

The cost to the Company of negotiating the Agreement and terminating the proxy solicitation contest with the Becker Group totaled approximately $15,000.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains information with respect to each person who is an executive officer of Interlink:

Name	Age	Position
E. Michael Thoben, III	53	President, Chief Executive Officer and Chairman of the Board
Charles C. Best	47	Chief Financial Officer and Secretary
Michael W. Ambrose	48	Senior Vice President, Technology & Product Development

E. Michael Thoben, III has served as Interlink’s president, chief executive officer and chairman of the board of directors since 1994. From 1990 to 1994, he served as Interlinks president and a director. Prior to joining Interlink in 1990, Mr. Thoben was employed by Polaroid Corporation for 11 years, as the manager of one of Polaroid’s seven strategic business units on a worldwide basis. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and The Wharton School of Business.

Charles C. Best has served as Interlink’s chief financial officer and secretary since August 2005. Mr. Best joined Interlink Electronics, Inc. in June 2005 as the vice president of finance. From June 2004 to April 2005, Mr. Best worked for Celetronix USA, Inc., an electronics service manufacturer, as the vice president and corporate controller. From December 1999 through May 2004, Mr. Best served as executive vice president and chief financial officer of BioSource International, Inc., a biotech reagent company. Mr. Best is a certified public accountant and holds a B.S. degree in business administration and accounting from San Diego State University.

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

As of April 10, 2006, our common stock trades through the Over The Counter (“OTC”) market trading system under the symbol “LINK.PK.” Prior to April 10, 2006, our common stock traded on the NASDAQ National Market under the symbol “LINK.” The following table sets forth the high and low closing prices for the common stock as reported on the OTC Bulletin Board and the NASDAQ National Market for the quarters indicated, as applicable. These prices do not include retail markups, markdowns or commissions.

	Low	High
Year ended December 31, 2005
First Quarter	$6.14	$7.09
Second Quarter	5.06	5.80
Third Quarter	5.02	5.50
Fourth Quarter	2.95	3.68
Year ended December 31, 2006
First Quarter	$3.00	$3.54
Second Quarter	2.65	3.48
Third Quarter	2.50	3.15
Fourth Quarter	2.25	3.10

On April 5, 2007, the closing price of our common stock on the OTC, market trading system was $3.10. As of April 6, 2007 there were approximately 62 stockholders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of Interlinks outstanding common stock is held of record in broker “street names” for the benefit of individual investors. As of April 6, 2007, there were 13,749,310 shares outstanding.

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

Issuer Purchases of Equity Securities Made During the Fourth Quarter of Fiscal 2006

We did not repurchase any shares of our stock in the fourth quarter of 2006. Although the Company did not repurchase any shares of our stock in the fourth quarter of 2006, during the third and fourth quarters of 2006, shares of common stock were returned to the Company in satisfaction of certain outstanding loans. The number of shares returned in connection with the forgiveness of certain loans during the fourth quarter of 2006 is reflected in the table below. See “Management’s Discussion and Analysis.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Returned	(b) Average Value of Returned Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/06 – 10/31/06	0	0	0	0
11/1/06 – 11/30/06	6,251	$2.95	0	0
12/1/06 – 12/31/06	0	0	0	0
Total	6,251	$18,440	0	0

Performance Graph(1)

The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total stockholder return on its common stock to the cumulative total return of the Nasdaq Composite Index and a peer group consisting of companies included in the Nasdaq Computer Manufacturers Index. The comparison assumes $100 was invested on January 1, 2001 in the Company’s common stock and in each of the following indices and, in each case, assumes the reinvestment of dividends.

Interlink Electronics

Cumulative Total Return To Stockholders

1/1/02 - 12/31/06

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG INTERLINK ELECTRONICS, NASDAQ COMPOSITE INDEX AND NASDAQ COMPUTER MANUFACTURERS

DOLLARS
300
250
200
150
100
50
0
2001
2002
2003
2004
2005
2006
INTERLINK ELECTRONICS
NASDAQ COMPUTER MANUFACTURERS
NASDAQ COMPOSITE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

(1)

This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, regardless of the date or any other general incorporation language in such filing

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data presented below was derived from the audited consolidated financial statements of the Company. Our consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 were audited by BDO Seidman, LLP and our consolidated financial statements as of and for the years ended December 31, 2002 were audited by other auditors. The data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, the financial statements and the notes thereto and the other financial information included therein. Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2006(3)	2005	2004	2003	2002
	(in thousands, except per-share data)
Consolidated Statement of Operations Data:
Revenues	$36,238	$38,239	$35,406	$31,042	$25,042
Cost of revenues	25,966	30,181	24,811	19,676	16,959

Gross profit	10,272	8,058	10,595	11,366	8,083
Operating expenses:
Product development and research	5,547	4,586	4,158	3,418	3,336
Selling, general and administrative	16,622	11,733	10,238	8,172	7,457

Total operating expenses	22,169	16,319	14,396	11,590	10,793

Operating loss	(11,897)	(8,261)	(3,801)	(224)	(2,710)

Other income (expense):
Minority interest	—	—	—	—	68
Interest income (expense), net	281	162	15	(44)	(132)
Other income (expense), net	(14)	(95)	17	48	(23)

Total other income (expense)	267	67	32	4	(87)

Loss before provision for income tax expense	(11,630)	(8,194)	(3,769)	(220)	(2,797)
Provision for income tax expense (2)	126	111	—	28	1,301

Net loss	$(11,756)	$(8,305)	$(3,769)	$(248)	$(4,098)

Loss per share-basic anddiluted(1)(2)	$(.85)	$(0.61)	$(0.31)	$(0.02)	$(0.42)
Weighted average shares-basic and diluted(1)	13,761	13,721	11,972	10,339	9,766

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$14,753	$22,952	$30,455	$18,873	$16,414
Total assets	24,355	33,171	39,948	25,582	21,766
Short term debt	152	154	491	706	933
Long term debt	—	154	405	1,010	1,401
Stockholders’ equity	16,864	24,272	32,091	19,370	16,300

(1)	As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.

(2)

Adjustments to provisions for income tax expense during these periods have fluctuated due to the deferred tax asset valuation allowance. This has affected the comparability of net income (loss) and earnings per share amounts.

(3)	Includes $4.2 million of expenses related to the implementation of FAS123(R).

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements because they describe management’s intentions or expectations with respect to future events or future possibilities and do not relate strictly to historical information. These statements may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. Such statements involve inherent risks and uncertainties, many of which are described in the section entitled “Risk Factors” in this Report. It is likely that, as a result of such risks and uncertainties, management’s assessment of future events and the forward-looking statements contained in this Report will prove to be incorrect. As a result, while such statements may be relied on as a reflection of management’s expectations as of the date of this Report, they should not be read as constituting any assurance that such expectations will be realized or that management’s expectations will not change. Forward-looking statements in this report are made on the assumption that we will continue to operate our business as described herein. We may, however, make changes in our operations to meet business challenges or to take advantage of unforeseen opportunities. Any such change in the way we operate our business could cause forward-looking statements made herein to be wrong. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We develop, manufacture, market and sell intuitive interface devices and components for a variety of business and home applications worldwide. We generate revenues from the sale of our hardware products, including pen input and signature pads, integrated cursor control devices and interactive remote input devices. Some of these products, particularly our E-transactions products, incorporate software that we have developed internally or that we license from third parties. To date, we have not had significant sales of software products that have not been incidental to the related hardware product.

We record our revenue in four market segments: E-transactions (input devices for the electronic signature markets); Specialty Components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions); OEM Remotes (wireless intuitive input device and sensor products for use with presentation projectors and advanced viewing devices) and branded products (aftermarket remote control devices sold through retail channels). We have addressed our Specialty Components market since our inception in 1985. Our other three markets have evolved out of our Specialty Components market. We have addressed our OEM Remotes market as a separate market since 1994 and, branded products since 1994 and our E-transactions market since 1999. The relative revenue and gross profit contributions of each of these segments is provided below in Results of Operations-Business Segment Overview.

2006 Overview

In 2006, our revenues declined 5% compared to 2005, primarily as a result of a 24% decrease in revenues from the OEM Remote business segment. This decrease was partially offset by 19% growth in E-transactions revenues from 2005 to 2006 and modest growth in both our Branded Products and Specialty Components segments. The revenue decline in our OEM Remotes business segment is a direct result of the restructuring of this business segment to address the adverse gross margin trends in the presentation projector market. In the restructured business we are pursuing new orders for OEM remote controls on a more selective basis and therefore expect to see a continuing decline in revenue in 2007 from the presentation projector market offset by an increase in controllers for advanced viewing devices. We are continuing our emphasis on our E-transactions and Specialty Components markets and expect to continue to achieve revenue growth in those markets in 2007. In the Specialty Components market, we are continuing to emphasize our MicroNav sensors for use in small, battery operated devices such as digital music players and cell phones.

We continued to be challenged in 2006 by low gross margins in portions of our OEM Remotes business and by increases in general and administrative costs, compared to 2005. The decreasing margins are a result of competitive market pressures in the lower end of the OEM presentation projector market and of unabsorbed manufacturing costs, including direct labor and indirect manufacturing costs that resulted from inefficient use of capacity in this segment. The increase in general and administrative costs is due primarily to non-cash stock based compensation expense resulting from the implementation of FAS123(R) in 2006. We also incurred additional increases in accounting fees and personnel and consultants required to restate various historical financial statements and to add internal accounting capability in order to achieve an adequate system of internal controls over financial reporting. We expect general and administrative costs to be lower in 2007 than 2006 as a result of lower non-cash stock based compensation expense and lower accounting, legal and consulting fees. We also seek to reduce Selling, General and Administrative expenses as a percentage of revenue by increasing revenue in the business segments we are emphasizing.

Cash, cash equivalents and short term investments at December 31, 2006 totaled $2.9 million. We used $10.0 million of cash in 2006 primarily to fund our 2006 operations.

Outlook

We expect continued growth in our E-transactions market as our products continue to set the standard for advanced e-transaction support and more companies make decisions to automate their document process. In addition to growth in unit sales, we expect to achieve revenue growth as a result of continuing functionality enhancements, such as the addition of thumbprint, voice and other recognition technologies. As has been the case in the past, we expect revenue in this sector to fluctuate on a quarterly basis as sales tend to be in the form of a relatively small number of large contracts. These fluctuations may become more significant as a percentage of revenue as our E-transaction business grows and we restructure our OEM Remotes business.

We expect our Specialty Components segment to experience steady annual growth based on increased sales of our MicroNav sensor products. In 2006 we had several important initial design wins and we will have continue in 2007 to try and expand our target markets, including most notably the cell phone market. Actual results will depend not only on our success in convincing customers to incorporate our sensors in their products but also on the success of the products in which our sensors are incorporated, Accordingly, we believe that the amount of growth in this sector is difficult to predict.

We expect our OEM Remotes business to experience a decline in revenues during 2007 as a result of a continuing decline in sales of our remotes to presentation projector manufacturers offset by an increase in sales of advanced viewing device remotes. We intend to pursue this market selectively with a view of achieving improved gross margins, and to investigate other opportunities with respect to this segment.

We expect modest year over year growth in the Branded Products business segment to continue in 2007.

As previously noted, we experienced substantial increases in general and administrative costs in 2004, 2005 and 2006, with the increase from 2005 to 2006 primarily the result of the non-cash stock based compensation expense related to the implementation of FAS123(R) and the additional increases from 2004 to 2006 due to new financial control requirements and associated audit costs and a substantial build-up in our internal accounting capability. We expect that general and administrative costs will decline in 2007 as we expect the non-cash stock based compensation expense to be lower in 2007 compared to 2006 and our accounting, legal and consulting fees to be lower due to the progress made to date in building our accounting department infrastructure and complying with regulatory requirements. A number of the opportunities that we are considering involve investments in technology, infrastructure or both, which may cause increases in our R & D and product development expenses in 2007. Based on these issues, we do not expect that will achieve profitability in 2007.

We are involved in class action and derivative proceedings based on our recent restatements. In connection with that litigation, we may be liable for costs, expenses or other amounts not covered by insurance.

We expect to use current cash and our current line of credit to fund our operations in 2007. As a result of the pursuit of new opportunities, the funding of continued operating losses or the litigation described above, we may find it advisable to raise additional capital through financings to increase our cash resources. We cannot assurance you that such financings will be possible or available on terms that will be attractive to existing investors.

Current Opportunities and Challenges

Our principal challenge are (i) to manage margins in our OEM Remotes business and (ii) maintain existing margins in our Branded Products business segment while continuing to invest in our E-transactions and Specialty Components business segments as they grow to achieve the revenue levels that will sustain and justify our continued investments in those business segments. As our business becomes more diverse and complex, we face challenges in adapting our internal accounting systems to meet new business challenges. Our ability to manage these challenges will define the level of our success over the next two to three years.

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

The consolidated financial statements included in Item 15 of this annual report on Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their audit report on page F-2 of this Form 10-K. As of December 31, 2006, we had cash, cash equivalents and short term investments of approximately $2.9 million as well as an accumulated deficit of $37.6 million as of December 31, 2006 and cash used in operations for the year ended December 31, 2006 of approximately $10.0 million. Based on our business plan and related estimates of cash requirements, the $2.9 million of cash, cash equivalents and short term investments may be insufficient to fund operations for the next 12 months. As of December 31, 2006, total consolidated indebtedness for money borrowed was $152,000. In December 2006, we obtained a maximum $5 million secured line of credit for a term of one year and also are pursuing various other financing alternatives. However, there is no assurance that we will be successful in obtaining the required capital. We expect to require additional cash in the immediate future to pursue our planned operations. If we were unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, we would be required to curtail our operations. Any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders.

Quarterly Financial Performance (unaudited)

The following table presents certain financial information for each of the following quarters:

	Dec. 31, 2006(1)	Sept. 30, 2006(1)	June 30, 2006(1)	March 31, 2006(1)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Revenues	$10,156	$9,034	$8,517	$8,531	$8,484	$10,223	$10,263	$9,269
Gross Profit	$1,377	$3,249	$1,964	$3,682	$1,691	$1,292	$1,819	$3,256
Net loss	$(3,647)	$(1,885)	$(3,631)	$(2,593)	$(3,256)	$(2,689)	$(1,961)	$(398)
Loss per share – basic and diluted	$(0.27)	$(0.14)	$(0.26)	$(0.19)	$(0.24)	$(0.20)	$(0.14)	$(0.03)

(1)	Includes expenses related to the implementation of FAS123(R).

Quarterly revenues have fluctuated over the past 2 fiscal years. We experienced record levels of revenues in the second and third quarters of 2005 due to sustained growth in the OEM Remotes business segment and increased revenues in the E-transactions business segment. The fourth quarter of 2005 saw a decline in revenues, due in part to lower sales to our branded products channel and distributor partners as we began a program to better align our operational activities and manufacturing flow more evenly throughout each quarter. This allowed for more operational efficiencies and will more strongly align our partner relationships to our operational strategies. We then experienced revenues of approximately $8.5 million from the fourth quarter of 2005 through the second quarter of 2006 due to fluctuating revenues in all of our business segments.

Our gross profit has fluctuated over the past twelve quarters. For the third and fourth quarters of 2005, gross margins were affected by higher material costs resulting from the ramp up of remote control sales in our OEM Remotes business segment. For 2005, quarterly gross profits as a percentage of sales ranged from 35% to 13%. Much of the margin fluctuations in 2005 were due to additional inventory reserves related to excess and obsolete inventory taken in the third quarter of 2005 resulting from the slowdown in the OEM segments of our business and to inventory adjustments taken in the fourth quarter of 2005 related to inventory reserves and year-end physical inventory adjustments. Gross margins in 2006 ranged from 43% in the first quarter of 2006 to 14% in the fourth quarter of 2006. This fluctuation is attributable to fluctuating margins in our Japanese subsidiary, with their first quarter gross margins being higher than their fourth quarter gross margins and by varying amounts of excess and obsolete inventory charges and unabsorbed manufacturing overhead costs in each quarter of 2006.

We have experienced net losses since the second quarter of 2004. During this period, revenues and gross margins have fluctuated and operating expenses have generally increased. Operating expenses have been impacted by increased selling, general and administrative expenses as we incurred financial and accounting costs required by new legislation and in building a more robust finance and accounting infrastructure. Earnings have been impacted by each of these factors.

Results of Operations

Business Segment Overview

Revenue and gross profit by market segment are shown in the following table:

	2006(2)		2005		2004
Business Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Branded Products
-Revenue	$7,029	19%	$6,552	17%	$6,070	17%
-Gross Profit	2,778		3,407		3,205
-Gross Margin	40%		52%		53%
OEM Remotes(1):
-Revenue	$13,624	38%	$17,846	47%	$18,762	53%
-Gross Profit	1,656		(632)		2,185
-Gross Margin	12%		(4)%		12%
E-transactions:
-Revenue	$9,910	27%	$8,326	22%	$5,328	15%
-Gross Profit	4,240		3,233		2,491
-Gross Margin	43%		39%		47%
Specialty Components:
-Revenue	$5,675	16%	$5,515	14%	$5,246	15%
-Gross Profit	1,598		2,050		2,714
-Gross Margin	28%		37%		52%
All Segments:
-Revenue	$36,238	100%	$38,239	100%	$35,406	100%
-Gross Profit	10,272		8,058		10,595
-Gross Margin	28%		21%		30%

(1)	Comprised of business segments formerly known as Business Communications – OEM and Home Entertainment.

(2)	Includes amounts in gross profit that relate to the implementation of FAS123(R).

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

E-transactions

In our E-transactions segment, we primarily sell electronic signature capture devices. Our 2006 e-transaction revenues increased 19% over 2005 due to continuing industry adoption of the ePad product line. We anticipate that this trend will continue as we target a larger client base, including those who have the ability to purchase between 5,000 to 100,000 units per commitment. We see this business segment as having high growth potential in the next few years. E-transaction gross margins are one of our stronger gross margin business segments with gross margins typically ranging between 39% and 48%. Gross margins grew from 39% in 2005 to 43% in 2006.

Specialty Components

Our Specialty Components segment is comprised of our MicroNav products, which target the rapidly growing handheld consumer electronics product market, as well as our custom FSRs and FSR-based subassemblies, which target customers in several vertical markets, such as medical devices, industrial input and military input products. Since the introduction of the products in 2004, we have significantly expanded the MicroNav market opportunity. Specialty Components revenues increased 3% in 2006 as compared to 2005 due to continued shipments of MicroNav products.

Specialty Component gross margins have declined to 28% in 2006 from 37% in 2005 due to the relatively lower margins associated with the MicroNav products as compared to our historical Specialty Components product margins, as well as unabsorbed costs directly associated with new opportunities in this business segment.

Because of our MicroNav sensors, Specialty Components has become a marketing focal point. We continue to pursue opportunities to incorporate our sensors in various consumer electronic products. Design cycles for these products are typically long and new business in this market may develop slowly. In addition, product life cycles in this industry can be relatively short. Because of our limited experience to date with these sensors, we are unable to predict the rate at which new business may develop or the margins that will apply to any business that does develop.

OEM Remotes

In our OEM Remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications.

The average selling prices in our OEM Remote business segment have been declining due to intense competition. For 2006, OEM Remotes revenues decreased 24% as compared to 2005. OEM Remotes gross margin increased considerably in 2006 to 12% when compared to a negative 4% in 2005 as a result of a $2.5 million write-down in the third quarter of 2005 of certain inventory and tooling fixed assets due to the slow down in this market space.

Branded Products

Overall, 2006 Branded Products revenues grew a modest 7% on the same basic set of products sold in 2005. We see this business segment of our business continuing to grow modestly as we focus on bringing new products to market and expanding our geographical presence.

Branded Products gross margins continue to be strong though they declined from 52% in 2005 to 40% in 2006. This variance is due to the product mix in any given quarter or year and to a larger amount of unabsorbed costs being applied to this business segment in 2006 than in 2005.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of four business segments and the research of our technologies. Our product development and research costs increased $961,000, or 21%, from $4.6 million for 2005 to $5.5 million for 2006, due primarily to $887,000 of non-cash stock based compensation expenses related to the implementation of Statement of Financial Accounting Standard 123(R) (“FAS123(R)”) and to the development of new products in our product lines. As a percentage of revenues, our product development and research costs were 15% in 2006, compared to 12% in 2005 and 2004. The $887,000 non cash based stock compensation expense occurring in the product development and research costs represented 2% of revenues for 2006. We expect that product development and research costs will remain at or be at a slightly higher percentage of revenues for the foreseeable future.

Sales, general and administrative costs, or SG&A, include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, branded business communications channel marketing and travel and entertainment costs. SG&A increased $4.9 million, or 42%, from $11.7 million for 2005 to $16.6 million for 2006, primarily due to $2,546,000 of non- cash stock based compensation expense related to the implementation of FAS123(R), $464,000 of increased costs related to an internal investigation completed in early 2006 and $1,495,000 increased consulting, accounting and legal fees related to restatement and class action litigation activities. Costs related to complying with the Sarbanes-Oxley Act of 2002, or SOX, were approximately $388,000 in 2006 compared to $565,000 in 2005. Overall, SOX compliance costs related to fiscal year 2006 are considerably lower than costs for 2005. As a percentage of revenues, SG&A increased to 46% of revenues in 2006 versus 31% of revenues in 2005. We will continue to monitor our SG&A expenses closely and anticipate slight reductions in overall SG&A on a pure dollar spending level, and expect to maintain SG&A expenses as a percentage of revenues at or below current levels.

Operating Results

In summary, our operating loss of $11.8 million in 2006, when compared to our operating loss of $8.3 million in 2005, was attributable to the following factors:

•	5% decline in consolidated revenues primarily resulting from a 19% increase in our E-transactions revenues offset by a 24% decline in our OEM Remotes revenues

•

an increase in overall gross margins from 21% to 28% attributable to improved margins in our OEM Remote and E-transactions business segments offset by a declines in our Branded Products and Specialty Components business segments, a decrease of approximately $1.0 million for inventory and tooling write-downs and lower physical inventory year end cost adjustments, and

•

a increase in our operating expenses of $5.9 million due in part to the $4.2 million non cash stock based compensation charge $464,000 of increased costs related to an internal. investigation included in our 2006 operating expenses compared to 2005

Total other income, net increased to $267,000 in 2006 as compared to $67,000 in 2005. Lower cash balances through 2006 resulted in lower interest income in 2006 compared to 2005 which was offset by lower interest expense in 2006 compared to 2005 related to the pay down of long-term debt. In addition, 2005 incurred significantly higher other expense due to the write off of certain loans to shareholders.

We have $44.0 million in net operating loss, or NOL, carryforwards for U.S. federal, state and foreign income tax purposes. In determining whether or not a valuation allowance is necessary, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, the assets were fully reserved. This has no effect on the Company’s NOL carryforwards for tax purposes and they continue to be available for up to 20 years. We have maintained the full valuation allowance against our deferred tax assets as of December 31, 2006.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 43% change in ownership for the three-year period ended December 31, 2006. As of December 31, 2006, none of our NOLs has been limited by the Section 382 rules.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

E-transactions

In our E-transactions segment, revenues increased 56% over 2004 due to greater industry adoption of the ePad product line. E-transaction gross margins are one of our stronger gross margin business segments with gross margins typically ranging between 39% and 48%.

Specialty Components

In 2005 we significantly expanded the MicroNav market opportunity. Specialty Components revenues increased 5% in 2005 as compared to 2004 due to initial shipments of MicroNav products to early adopters.

Specialty Component gross margins declined in 2005 compared to 2004 due to the relatively lower margin associated with the MicroNav products as compared to our historical specialty components product margins, as well as startup costs associated with this new component of this business segment.

OEM Remotes

For 2005, OEM Remotes revenues decreased 5% as compared to 2004. OEM Remotes gross margin declined considerably in 2005 when compared to 2004 as a result of a $2.5 million write-down of certain inventory and tooling fixed assets in the third quarter of 2005 due to the slow down in this market space. Our gross margins have ranged from 12% to 15% in prior years. For 2005, our gross margin for OEM Remotes was negative 4% primarily as a result of the $2.5 million write-down.

Branded Products

Overall, 2005 Branded Products revenues grew 8%. Sales of our Communicator Suite (up 49%) and Remote Point Navigator (up 26%) were stronger in 2005 than in 2004 and were key products contributing to our year over year growth. We see this segment of our business continuing to grow as we focus on bringing new products to market and expanding our geographical presence.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of products in our business segments. Our product development and research costs increased $428,000, or 10.3%, from $4.2 million for 2004 to $4.6 million for 2005, due to the development of new products in our OEM Remotes, ePad and MicroNav product lines. As a percentage of revenues, our product development and research costs remained constant at 12% in 2005 as compared to 2004. We expect that product development and research costs will continue to be at this same or slightly higher level of revenues for the foreseeable future.

Sales, general and administrative costs, or SG&A, include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing and travel and entertainment costs. SG&A grew 14.6%, from $10.2 million for 2004 to $11.7 million for 2005, primarily due primarily to increased regulatory costs and normal increases due to the growth of our business. Costs related to complying with the Sarbanes-Oxley Act of 2002, or SOX, were approximately $565,000 in 2005 compared to $784,000 in 2004. Overall, SOX compliance costs related to fiscal year 2005 compliance are considerably lower than costs for 2004. The Company also experienced increased accounting and financial costs, including increases in accounting and finance department personnel and consulting and other fees. As a percentage of revenues, SG&A increased to 31% of revenues in 2005 versus 29% of revenues in 2004. We will continue to monitor our SG&A expenses closely and anticipate slight increases in overall SG&A on a pure dollar spending level, but hope to maintain SG&A expenses as a percentage of revenues at or below current levels.

Operating Results

In summary, our increase in our operating loss to $8.3 million in 2005, when compared to our operating loss of $3.8 million in 2004, was attributable to the following factors:

•	8% growth in consolidated revenues with E-transactions growing 56%.

•

a decline in overall gross margins from 30% to 21% attributable to a general decline in OEM Remotes margins, a charge of approximately $2.5 million for inventory and tooling write-downs and charges related to the physical inventory year end reconciliation of inventory quantities and costs from the taking of a year end physical inventory; and

Total other income, net improved to $67,000 in 2005 as compared to $32,000 in 2004 due primarily to interest on cash from proceeds of a secondary offering in September 2004 and to the interest income from loans to shareholders. In addition, the net pay down of long-term debt reduced interest expense in 2005 compared to 2004.

Operating Results

In summary, our increase in our operating loss of $3.8 million in 2004, when compared to our operating loss of $224,000 in 2003, was attributable to the following factors:

•	14% growth in revenues that occurred primarily in our OEM Remotes and E-transactions sectors;

•	a decline in overall gross margins as a result of increased high-volume sales of remote products, and a high ratio of startup costs associated with these new programs; and

•	a substantial increase in SG&A cost attributable to new financial and accounting requirements.

Total other income, net improved to $32,000 in 2004 as compared to $4,000 in 2003 due to lower debt levels and interest income from the investment of the proceeds of our stock offering that was completed in 2004.

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

Our cash, cash equivalents and short term investments decreased to $13.9 million and to $2.9 million by the end of 2005 and 2006, respectively, due primarily as a result of cash used in operations.

Cash flow comes principally from collection of accounts receivable and, to a lesser extent, from interest or other return on financial investments. We maintain what we believe to be appropriate reserves for doubtful accounts and are not aware of any prospective development that would impact collections differently from our historical experience. It is our common practice to allow payment terms of greater than 30 days (generally 45-90 days) for our branded products and Asian customer base. To the extent our growth in these areas continues to increase as a percentage of total revenues, our average days to collect on our accounts receivable will increase and this would slow down our average cash collections. As a result of our ongoing process of reviewing for excess and obsolete inventory, we have made substantial inventory reserve adjustments that have reflected management’s judgment as to the recoverable value of inventory. We continue to evaluate the need for inventory adjustment related to excess and obsolete inventory. Any significant diminution in inventory value would ultimately affect cash flow.

At December 31, 2005, we had a $3.0 million bank line of credit which was secured by cash investments at the bank. The line was unused and in May 2006, the Company terminated the line of credit. In December 2006, the Company obtained a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the one year term of the agreement, the Company has the ability to borrow against the line in an amount not to exceed 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain covenants are not met. On March 26, 2007 the Company borrowed $2.5 million against this line.

The consolidated financial statements included in Item 15 of this annual report on form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their audit report on page F-2 of this Form 10-K. As of December 31, 2006, we had cash, cash equivalents and short term investments of approximately $2.9 million as well as an accumulated deficit of $37.6 million as of December 31, 2006 and cash used in operations for the year ended December 31, 2006 of approximately $10.0 million. Based on our business plan and related estimates of cash requirements, the $2.9 million of cash, cash equivalents and short term investments may be insufficient to fund operations for the next 12 months. As of December 31, 2006, total consolidated indebtedness for money borrowed was $152,000. In December 2006, we obtained a maximum $5 million secured line of credit for a term of one year and also are pursuing various other financing alternatives. However, there is no assurance that we will be successful in obtaining the required capital. We expect to require additional cash in the immediate future to pursue our planned operations. If we were unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, we would be required to curtail our operations. Any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders.

Working capital decreased from $23.0 million at the end of 2005 to $14.8 million at December 31, 2006. The decrease from 2005 to 2006 resulted primarily from our losses from operations during that period.

Operations used cash of $10.0 million in 2006 and $4.2 million in 2005. The change was due primarily to increased operating losses year over year.

We spent $979,000 in 2006 and $362,000 in 2005 to purchase additional manufacturing and computer equipment and leasehold improvements.

We made payments on long-term debt of $156,000 and $588,000 in 2006 and 2005, respectively. Net proceeds from the exercise of stock options and stockholder loan repayments were $50,000 and $219,000 in 2006 and 2005, respectively.

Contractual Obligations

We currently have modest commitments for capital expenditures and no material purchase obligations.

Our long-term debt and operating lease obligations as of December 31, 2006 are set forth in the following table (in thousands):

	Total	Less Than 1 Year	2-3 Years	4th Year
Long-term debt obligations	$152	$152	$—	$—
Software licenses	4,650	1,050	2,400	1,200
Operating lease obligations	1,514	509	940	65

Total	$6,316	$1,711	$3,340	$1,265

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

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30-day payment terms. However, some of our distributors in the Branded Products business segment and some of our Japanese OEM customers require as long as 120-day payment terms. We recorded increases to the allowance for doubtful accounts of $72,000 and $284,000 for 2006 and 2005, respectively; and a decrease to the allowance of $22,000 in 2004. Write-offs against the allowance for doubtful accounts totaled $106,000, $7,000 and $589,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Inventory Reserve. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete and reserve against inventories that may become obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made. Based on lowered expectations for future demand in the OEM Remotes segment as well as limitations on the use of certain restricted raw materials prompted by early adoption of the Restriction of Hazardous Substances Act of 2002 by many of our customers, we increased our reserve for excess and obsolete inventory by approximately $1.9 million in the third quarter of 2005. In 2006, we increased our reserves by $1.5 million due in part to the continued lowered expectation of future demand in the OEM Remotes business segment and to excess and obsolescence of inventory in our other business segments. The reserve is discussed in detail in the Business Segment Overview.

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the year ended December 31, 2006, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for 2006 totaling $71,000. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the year ended December 31, 2006 was $4,229,000. The effect on basic and diluted earnings per share for the tear ended December 31, 2006 was $(0.31) per share. As of December 31, 2006, the Company has $3,324,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.75 years.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates the Company’s deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

As of December 31, 2006, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $44.0 million, $27.2 million and $4.7 million, respectively, which are available to offset future taxable income in those jurisdictions through 2026.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 43% change in ownership for the three-year period ended December 31, 2006. As of December 31, 2006, none of our NOLs has been limited by the Section 382 rules.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 28%, 23% and 19% of our revenues for 2004, 2005 and 2006, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We may use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. Accordingly, we mark these contracts to market value and the gain or loss from these contracts is recorded as revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS No.133 “Accounting For Derivative Instruments and Hedging Activities”. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	2006	2005	2004
Increase (decrease) in revenues resulting from foreign currency fluctuations	$66	$121	$(232)
Mark to market gains (losses)	(1)	47	(57)

Net revenue impact	$65	$168	$(289)

We calculate the “increase (decrease) in revenues resulting from foreign currency fluctuations” by calculating the U.S. dollar equivalent of our yen-denominated revenues for the year using the yen/dollar exchange rate at the beginning of the year. The resulting product is compared to our yen-denominated revenues converted to United States dollars according to Generally Accepted Accounting Principles and the difference is shown in the table above.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 “Quantifying Financial Statement Misstatements” (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 has not had a material impact on the company’s financial condition, its results of operations or liquidity.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Retrospective application is not allowed though early adoption in 2007 may be elected. The Company plans on complying with SFAS beginning in 2008.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk - Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a nine month duration. Thus, yen/dollar fluctuations lasting more than nine months will have an impact on our revenues. For the year ended December 31, 2006, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the year ended December 31, 2006, we recognized a $1,000 loss on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues;

thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of December 31, 2006, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure – Based on our overall interest rate exposure at December 31, 2006, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2006, would have no material impact on earnings or cash flows over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is included at pages F-1 to F-27 and as listed in Item 15 of Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 (the “2006 Evaluation”). The 2006 Evaluation varied in scope from the evaluation conducted as of the end of our prior fiscal year, December 31, 2005 (the “2005 Evaluation”) because we no longer qualify as an accelerated filer for Exchange Act reporting purposes. However, the 2006 Evaluation focused on the material weaknesses disclosed as a result of the 2005 Evaluation and took into account the various changes in controls, including disclosure controls, that we made prior to September 30, 2006, and disclosed in our quarterly reports on Form 10-Q, to remediate those weaknesses, as well as changes since September 30, 2006, that are described below in greater detail under the heading “Changes in Internal Control Over Financial Reporting During Last Fiscal Quarter.” Based on the 2006 Evaluation, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow required disclosure within the time periods specified in the Exchange Act. We continue to engage in efforts to improve our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Current System of Internal Control over Financial Reporting. Management is responsible for establishing and maintaining an adequate and effective system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Remediation of Previously Disclosed Material Weaknesses. As of December 31, 2005, at which time we qualified as an accelerated filer and were required to furnish the information required by Items 307 and 308 of Regulation S-K, we carried out the 2005 Evaluation. The 2005 Evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, and included an evaluation of the effectiveness of (i) the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, based on the framework in Internal Control-Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and (ii) our system of internal control over financial reporting. Based upon that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2005, (a) our disclosure controls and procedures were ineffective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and (b) our system of internal control over financial reporting was ineffective. The 2005 Evaluation was audited and attested to by BDO Seidman LLP, an independent registered public accounting firm. The following material weaknesses were identified:

•

Weaknesses related to the closing and financial reporting of our quarterly and annual financial statements, which resulted in material adjustments while completing our 2005 financial audit in accounts receivable and allowance for doubtful accounts, sales return reserves, prepaid expenses and other assets, accounts payable, stockholders’ equity and due from stockholders. This weakness also required us to restate our 2004 and 2005 financial statements, and prevented us from filing various of our quarterly and annual reports in a timely manner;

•	Weaknesses in our inventory management, reserves for excess and obsolete inventory and costing process, which required restatement of additional items in our 2004 and 2005 financial statements;

•	Lack of effective controls over the application of appropriate accounting policies related to the measurement of stock-based compensation; and

•

Weakness in the financial reporting control environment as a whole, due to the number and magnitude of deficiencies found within the Sales Order to Cash, Procure to Payment and Stockholders’ Equity processes.

We made significant changes to our internal controls over financial reporting during the fiscal year 2006 and were able to remediate most, but not all, of these material weaknesses. Based on the 2006 Evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, determined that a material weakness remained in our internal controls over financial reporting as of December 31, 2006, relating to our inventory costing methods. This material weakness is expected to be remediated by the end of the first fiscal quarter of 2007.

The following table sets forth, for the fiscal quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, (a) a materially complete description of changes made and the weakness that such change was meant to address, (b) the party responsible for creating and implementing such change, and (c) the current status of the material weakness addressed by such change, including whether the Company believes that the material weakness still exists, and the time frame within which such change was implemented, including the expected timing of any known additional changes to be made.

Material Weakness	Description of Change Made to Internal Controls and Party Responsible for Such Change	Current status and Time Frame for Implementation of Change[1]
Accounting policies related to the measurement of stock-based compensation

The Company implemented new policies and procedures to ensure that all stock option exercises occurred within the 30 day period following the date of termination. The responsible party is the Chief Financial Officer. New policies and procedures included:

1 - The Company’s stock option plan was reviewed and the policy relating to the administration of the plan was rewritten to ensure that administrators adhere to the plan specifications.

2 - Additional review and approval processes for the exercise of stock options of terminated employees were implemented, requiring more timely analysis and review for accuracy.

3 - A new software tool was adopted to better manage stock options through a more automated and efficient process and better data gathering and analysis.

This material weakness was addressed in the first quarter of 2006 and was remediated in the second quarter of 2006, except for item 3 which has been remediated during the financial reporting close process for the fourth quarter of 2006.

[1]

This column sets forth the belief of our management either that the material weakness has been remedied or as to the further steps that will be required to remedy it. Because our accounting systems are not fully tested on a quarterly basis in 2006, it is possible that a material weakness that we believe is remedied could continue to exist or that existing material weaknesses will require measures other than those listed to remedy.

Maintaining effective controls over inventory costing.

The Company implemented new policies and procedures to ensure proper controls for inventory costing. The responsible party is the Chief Financial Officer. These new policies and procedures included:

1 - The transfer of inventory material cost management from an off-line database to the Company’s accounting system allowing for better accuracy and efficiency through automation and better data gathering and analysis.

2 - The addition of a cost accountant that is dedicated to managing and valuing the Company’s inventory.

3 - The reduction in the time frame for reviewing costing activities from quarterly to weekly and monthly.

4 - The timely review and analysis of inventory costing and control on a more timely basis, including: Purchase price variances, standard cost variances, work order variances, cycle counts, negative inventory and return material authorizations.

The new costing controls were implemented starting in the first quarter of 2006 and are expected to be fully remediated in the first quarter of 2007.

Maintaining effective controls over master file maintenance and inventory movement

The Company implemented new policies and procedures to ensure proper master file maintenance and inventory movement. The responsible party is the Chief Financial Officer. These new policies and procedures included:

1 - Using the accounting systems material requirements planning capabilities to manage inventory movements rather than planning material purchases through Excel based spreadsheets.

2 - Additional management oversight through more frequent and timely review of data.

3 - Additional report generation, review and analysis processes. Additional reports such as work in process movement and product category reports were generated, reviewed and analyzed to better manage inventory maintenance.

The new master file maintenance and inventory movement controls were implemented in the second quarter of 2006 and were remediated in the third and fourth quarters of 2006.

Maintaining effective controls over reserve for excess and obsolete inventory

The Company implemented new policies and procedures to ensure proper excess and obsolete inventory management. The responsible party is the Chief Financial Officer. These new policies and procedures included:

1 – The inclusion of a new cost accountant in inventory reserve analysis in order to manage adherence to agreed upon policies and procedures.

2 – A formalized quarterly excess and obsolete review and approval process as opposed to a more informal and less documented process.

The new excess and obsolete inventory controls were implemented in the fourth quarter of 2005 and were remediated in the first quarter of 2006.

Maintaining effective controls over our overall financial reporting control environment.

The Company implemented the following new policies and procedures to maintain effective controls over financial reporting. The responsible party is the Chief Financial Officer. These new policies and procedures include:

1 – A more robust review and approval process for our financial statement close process, including detailed review and approval of key general ledger accounts, journal entry review and approval process, and a detailed financial statement review process.

2 – The creation of four new positions within the Company to strengthen the depth of knowledge and expertise of the accounting department: a senior accountant, a cost accountant, a senior financial analyst and a finance manager.

3 – The Company also replaced key financial positions with new, more technically and operationally qualified personnel.

4 – New account reconciliation and review processes for general ledger accounts, designed to allow for better understanding of information and decision making.

The new controls over financial reporting began to be implemented in the fourth quarter of 2005 and continued through the fourth quarter of 2006. We expect this weakness to be remediated during our financial reporting close process for the fourth quarter of 2006.

Changes in Internal Control Over Financial Reporting During Last Fiscal Quarter. In connection with the remediation efforts discussed above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with respect to the material weaknesses identified by management as of December 31, 2005, additional changes were made to our internal control over financial reporting during the fourth quarter of fiscal 2006. The responsible party for the changes to these internal controls is our Chief Financial Officer. The following significant changes were implemented by our management to improve our financial reporting process during the last fiscal quarter of fiscal 2006:

Material Weakness	Description of Change Made to Internal Controls and Party Responsible for Such Change	Current status and Time Frame for Implementation of Change[2]
Accounting policies related to the measurement of stock-based compensation	A new software tool was adopted to better manage stock options through a more automated and efficient process and better data gathering and analysis.	This material weakness was remediated during the financial reporting close process for the fourth quarter of 2006.

Maintaining effective controls over inventory costing.	The timely review and analysis of inventory costing and control on a more timely basis, including: Purchase price variances, standard cost variances, work order variances, cycle counts, negative inventory and return material authorizations.	This material weakness was remediated during the financial reporting close process for the fourth quarter of 2006.

Maintaining effective controls over master file maintenance and inventory movement	Additional report generation, review and analysis processes. Additional reports such as work in process movement and product category reports were generated, reviewed and analyzed to better manage inventory	This material weakness was remediated during the financial reporting close process for the fourth quarter of 2006.

Maintaining effective controls over our overall financial reporting control environment.	A more robust review and approval process for our financial statement close process, including detailed review and approval of key general ledger accounts, journal entry review and approval process, and a detailed financial statement review process.	This material weakness was remediated during the financial reporting close process for the fourth quarter of 2006.

[2]

This column sets forth the belief of our management either that the material weakness has been remedied or as to the further steps that will be required to remedy it. Because our accounting systems are not fully tested on a quarterly basis in 2006, it is possible that a material weakness that we believe is remedied could continue to exist or that existing material weaknesses will require measures other than those listed to remedy.

Our goal was to implement effective internal control over financial reporting by December 31, 2006. We believe that we have done so except for the material weakness related to our inventory costing methods; however, material weaknesses not known to us at this time may come to our attention after the filing of this annual report on Form 10-K. In addition, while we believe that the 2006 Evaluation was thorough and provides investors a complete update of the material weaknesses identified in the 2005 Evaluation, we may not have identified other material weaknesses in our system of internal controls over financial reporting. Material weaknesses of which we are aware, and which we expect to remediate fully during the first quarter of fiscal year 2007, is the timely filing of all required Exchange Act reports for two consecutive quarters and the remediation of our material weakness in our inventory costing methods.

We may not have identified remaining material weaknesses in our system of internal controls over financial reporting. As a result, additional material weaknesses may become known to us after the close of our 2006 fiscal year.

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations In Internal Controls.

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

Information with respect to our directors and our audit committee has been included in our definitive proxy statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference. Information with respect to our executive officers is included under Item 4A of Part I of this Report. Information with respect to compliance with Section 16(a) of the Exchange Act has been included in the 2007 Proxy Statement and is incorporated herein by reference.

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

Information with respect to executive compensation has been included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information has been included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information has been included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to audit fees, audit-related fees, tax fees, all other fees and the audit committee’s pre-approval policies and procedures has been included in the 2007 Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits.

The exhibits listed below are filed as part of this report.

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on April 10, 2007.

INTERLINK ELECTRONICS, INC.

By:	/s/ CHARLES C. BEST
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 10, 2007 on behalf of the Registrant and in the capacities indicated:

Signatures	Title

/s/ E. MICHAEL THOBEN, III E. Michael Thoben, III	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ CHARLES C. BEST Charles C. Best	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE GU George Gu	Director

/s/ EUGENE F. HOVANEC Eugene F. Hovanec	Director

/s/ MERRITT M. LUTZ Merritt M. Lutz	Director

/s/ JOHN A. BUCKETT, II John A. Buckett, II	Director

/s/ EDWARD HAMBURG Edward Hamburg	Director

/s/ LARRY BARKER Larry Barker	Director

/s/ TIMOTHY THIMOT Timothy Thimot	Director

INTERLINK ELECTRONICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interlink Electronics, Inc.

Camarillo, California

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, California
April 5, 2007

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,344	$3,938
Short-term investments, available for sale	1,600	10,000
Accounts receivable, less allowance for doubtful accounts and product returns of $302 and $336 at December 31, 2006 and 2005, respectively	8,034	9,184
Inventories, net	10,706	8,119
Prepaid expenses and other current assets	560	456

Total current assets	22,244	31,697
Property and equipment, net	1,594	1,099
Patents and trademarks, less accumulated amortization of $1,272 and $1,201 at December 31, 2006 and 2005, respectively	272	308
Other assets	245	67

Total Assets	$24,355	$33,171

Liabilities And Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$152	$154
Accounts payable and accrued liabilities	4,331	5,731
Accrued payroll and related expenses	2,243	1,997
Deferred revenue	765	863

Total current liabilities	7,491	8,745

Long-term debt, net of current portion	—	154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,749 and 13,754 issued and outstanding at December 31, 2006 and 2005, respectively)	54,946	50,740
Due from stockholders	—	(157)
Accumulated other comprehensive loss	(505)	(490)
Accumulated deficit	(37,577)	(25,821)

Total stockholders’ equity	16,864	24,272

Total Liabilities and Stockholders’ Equity	$24,355	$33,171

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$36,238	$38,239	$35,406
Cost of revenues	25,966	30,181	24,811

Gross profit	10,272	8,058	10,595

Operating expenses:
Product development and research	5,547	4,586	4,158
Selling, general and administrative	16,622	11,733	10,238

Total operating expenses	22,169	16,319	14,396

Operating loss	(11,897)	(8,261)	(3,801)

Other income (expense):
Interest income, net	281	162	15
Other income (expense), net	(14)	(95)	17

Total other income, net	267	67	32

Loss before provision for income taxes	(11,630)	(8,194)	(3,769)
Provision for income taxes	126	111	—

Net loss	$(11,756)	$(8,305)	$(3,769)

Loss per share—basic and diluted	$(0.85)	$(0.61)	$(0.31)
Weighted average shares—basic and diluted	13,761	13,721	11,972

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (In thousands)

	Common Stock		Due From Stockholders	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2003	11,155	$34,028	$(520)	$(391)	$(13,747)	$19,370
Comprehensive loss:
Net loss					(3,769)	(3,769)
Foreign currency translation adjustment				14		14

Comprehensive loss						(3,755)
Loan payments from stockholders			91			91
Stock based compensation		220				220
Issuance of common stock, net of issuance costs	1,830	13,503				13,503
Exercise of employee stock options	691	2,662				2,662

Balance, December 31, 2004	13,676	50,413	(429)	(377)	(17,516)	32,091

Comprehensive loss:
Net loss					(8,305)	(8,305)
Foreign currency translation adjustment				(113)		(113)

Comprehensive loss						(8,418)
Interest due from stockholders			(79)			(79)
Stock based compensation expense		108				108
Forgiveness of stockholder loans			351			351
Exercise of employee stock options	78	219				219

Balance, December 31, 2005	13,754	50,740	(157)	(490)	(25,821)	24,272

Comprehensive loss:
Net loss					(11,756)	(11,756)
Foreign currency translation adjustment				(15)		(15)

Comprehensive loss						(11,771)
Loan payments from stockholders			116			116
Stock based compensation expense		4,229				4,229
Forgiveness of stockholder loans			41			41
Common stock surrendered related to forgiveness of stockholder loans	(25)	(73)				(73)
Exercise of employee stock options	20	50				50

Balance, December 31, 2006	13,749	$54,946	$0	$(505)	$(37,577)	$16,864

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(11,756)	$(8,305)	$(3,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) allowance for doubtful accounts receivable	78	284	(22)
Forgiveness of loans due from stockholders	41	351	—
Increase (decrease) in reserves for excess inventories	1,436	1,433	(425)
Stock-based compensation	4,229	108	220
Interest due from stockholders	—	(79)	—
Surrender of common stock related to forgiveness of stockholders loans	(73)	—	—
Depreciation and amortization	555	989	609
Changes in operating assets and liabilities:
Accounts receivable	1,072	(1,219)	897
Inventories	(4,023)	705	(1,193)
Prepaid expenses and other current assets	(104)	(121)	(82)
Other assets	(178)	40	(47)
Accounts payable and accrued liabilities	(1,400)	90	1,864
Deferred revenue	(98)	675	188
Accrued payroll and other accrued expenses	246	863	503

Net cash used in operating activities	(9,975)	(4,186)	(1,257)

Cash flows from investing activities:
Sales (purchase) of marketable securities, net	8,400	3,000	(11,001)
Purchases of property and equipment	(979)	(362)	(973)
Costs of patents and trademarks	(35)	(101)	(123)

Net cash provided by (used in) investing activities	7,386	2,537	(12,097)

Cash flows from financing activities:
Principal payments on long term debt	(156)	(588)	(820)
Payments from stockholders	116	—	—
Proceeds from the issuance of common stock, net of issuance costs	—	—	13,503
Proceeds from exercise of employee stock options	50	219	2,662

Net cash provided by (used in) financing activities	10	(369)	15,345

Effect of exchange rate changes on cash and cash equivalents	(15)	(113)	14

Increase (decrease) in cash and cash equivalents	(2,594)	(2,129)	2,005
Cash and cash equivalents:
Beginning of year	3,938	6,067	4,062

End of year	$1,344	$3,938	$6,067

Supplemental disclosure of cash flow information:
Interest paid	$15	$36	$84
Income taxes paid	$424	$45	$1
Non-cash transactions:
Repayment of amounts due from stockholders via offset of accrued amounts due to stockholders	$—	$—	$91

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

1. Description of Business and Summary of Significant Accounting Policies

Interlink Electronics, Inc. and its subsidiaries (“the Company”) are engaged in the development of intuitive interface technologies and solutions for business and home applications. The Company’s products include interactive remote input devices, pen input pads, and integrated cursor control devices. The Company’s remote input devices enable a user to control and communicate with various products such as computers, digital projection systems, digital televisions and other electronic products, by providing an intuitive device on which the user can remotely input a variety of commands. The Company also designs and sells product that record and bind signatures to legal documents. The Company’s products incorporate proprietary sensor and wireless communication technologies and ergonomic designs. The Company records revenue in four market segments that are referred to as E-transactions (input devices for the electronic signature markets), Specialty Components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions), OEM Remotes (wireless intuitive input device and sensor products for use with presentation projectors and advanced viewing devices) and Branded Products (aftermarket remote control devices sold primarily through distribution channels).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern in their audit report on page F-2 of this Form 10-K. As of December 31, 2006, the Company had cash, cash equivalents and short term investments of approximately $2.9 million as well as an accumulated deficit of $37.6 million as of December 31, 2006 and cash used in operations for the year ended December 31, 2006 of approximately $10.0 million. Based on the Company’s business plan and related estimates of cash requirements, the $2.9 million of cash, cash equivalents and short term investments may be insufficient to fund operations for the next 12 months. As of December 31, 2006, total consolidated indebtedness for money borrowed was $152,000. In December 2006, the Company obtained a maximum $5 million secured line of credit for a term of one year and also is pursuing various other financing alternatives. However, there is no assurance that the Company will be successful in obtaining the required capital. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company was to be unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. Any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders.

Significant Accounting Policies

Revenue Recognition—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods and when risk of loss and title transfer; (3) confirms pricing through the customer purchase order; and (4) validates creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. The Company complies with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts—The Company’s accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. The Company continually monitors individual account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. The Company generally offers 30-day payment terms, however, some distributors in the Branded Products business segment and some Japanese OEM customers require as long as 120-day payment terms. If future collections are not as expected, the allowance is adjusted accordingly.

Reserve for Estimated Product Returns— While not an explicit part of the Company’s terms and conditions of product sales except for some customers, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its Branded Products business segment for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate then revenues in the subsequent period will be adversely affected.

Inventories—Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the average cost method.

Inventory Reserve—At each balance sheet date the Company evaluates ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax—As part of the process of preparing financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, must establish a valuation reserve. To the extent it establishes a reserve or increases this reserve in a period, the Company must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

Foreign Exchange Exposure— The Company has established relationships with most of the major OEMs in the OEM Remotes market. Many of these OEMs are based in Japan and approximately 19%, 20% and 28% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company’s revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, the Company’s actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in OEM Remotes revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company’s Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

Consolidation Policy—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Japan, Hong Kong and China. All material intercompany accounts and transactions have been eliminated.

Shipping and Handling—The Company accounts for shipping and handling costs in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires fees billed to customers to be included in revenue. During 2006, 2005 and 2004, related shipping and handling expenses of $1,006,000, $565,000 and $349,000, respectively, are included in cost of sales in the accompanying consolidated statements of operations.

Foreign Currency Translation/Transactions—The accounts of the Company’s Japanese subsidiary have been translated according to the provisions of SFAS No. 52, “Foreign Currency Translation.” The books and records of the Hong Kong subsidiary are maintained in the U.S. dollar. Management has determined that the functional currency of its Japanese subsidiary is the Japanese yen and is the U.S. dollar for the Hong Kong subsidiary. Translation gains or losses for the Japanese subsidiary are reflected as other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive loss. All of the accumulated other comprehensive income represents cumulative translation adjustments. The Japanese subsidiary’s assets and liabilities are translated into U.S. dollars using the period-end exchange rate. Revenues and expenses are translated at average rates during the year. Any gains or losses resulting from foreign currency transactions are reflected in the consolidated statements of operations for the period in which they occur.

Cash and Cash Equivalents—The Company invests excess cash in highly liquid interest bearing instruments, including commercial paper or money market accounts. Investments of original maturities less than 90 days are classified as cash equivalents. At December 31, 2006, the Company had cash and cash equivalents of approximately $1.2 million at financial institutions in excess of federally insured limits.

Marketable Securities—The Company invests excess cash in highly liquid short-term investments available for sale. The debt and equity securities listed below are auction rate securities that typically can be auctioned and liquidated within a 30 day period. At December 31, 2006, the Company had short-term investments available for sale as follows:

Short-term Investments Available for Sale

	Original Cost	Market Value	Unrealized Gain (loss)	Maturity Date
2006:
Equity Securities	$1,600	$1,600	$0	N/A

	$1,600	$1,600

2005:
Debt Securities	$4,000	$4,000	$0	Dec. 2039 –Dec. 2040
Equity Securities	6,000	6,000	$0	N/A

	$10,000	$10,000

Financial Instruments—The carrying amounts of the Company’s short-term trade receivables and payables and long-term debt obligations approximate their fair value as interest rates approximate market rates for similar instruments. During 2005 and 2004, the Company entered into foreign currency exchange contracts in the normal course of business to manage its exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The Company did not enter into any foreign currency exchange contracts in 2006. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2006, the Company had no foreign currency contracts outstanding. During fiscal 2005 and 2004, the Company recognized a $47,000 gain and a $57,000 loss, respectively, on foreign exchange contracts that are included in business communication revenue in the accompanying consolidated statements of operations.

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

Patents and Trademarks—The costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $101,000, $84,000 and $35,000, respectively.

Amortization expense on existing costs for patents and trademarks over the next 5 years is summarized as follows:

2007	$88
2008	95
2009	56
2010	27
2011	6

Total	$272

Research and Development—Research and development costs are expensed as incurred.

Advertising Costs—Advertising costs were $886,000, $899,000 and $1,040,000 for 2006, 2005 and 2004, respectively, and were expensed as incurred in accordance with Statement of Position (SOP) 93-7.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-based Compensation. On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the year ended December 31, 2006 was $4,229,000. The effect on basic and diluted earnings per share for the year ended December 31, 2006 was $(0.31) per share. As of December 31, 2006, the Company has $3,324,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.75 years. The Company recorded approximately $4.2 million of stock based compensation in 2006 and anticipates a stock based compensation expense, based on current stock outstanding as of December 31, 2006, of approximately $2.7 million in 2007. Additional stock based compensation expense will occur in 2007 if stock options are granted during 2007.

During the year ended December 31, 2006, the Company granted options to acquire 1,478,500 shares of its common stock at an average exercise price of $3.00 per share. The estimated fair value of all awards granted during the year ended December 31, 2006 was $3,020,000, of which $1,233,000 was recorded as of December 31, 2006. There were 20,000 stock options exercised during the year ended December 31, 2006 with an intrinsic value of $ 9,000.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123 to stock-based awards granted under the Company’s stock option plan for the twelve months ended December 31, 2005. For the purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option pricing formula (“Black-Scholes model”) and amortized to expense generally over the options’ requisite service periods (vesting periods) (in thousands, except per share information):

	Year Ended December 31, 2005		Year Ended December 31, 2004
Net loss – as reported	$(8,305)		$(3,769)
Stock-based compensation expense included in reported net loss, net of related tax effects	108		220
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,558	)(1)	(3,160	)(1)

Net loss – pro forma	$(11,755)		$(6,709)

Basic and diluted loss per share – as reported	$(0.61)		$(0.31)
– pro forma	$(0.86)		$(0.56)

(1)

As restated. As part of the Company’s implementation of SFAS 123(R), it was discovered that amounts previously stated in footnote disclosure under the requirements of SFAS 123 for stock based compensation expense were calculated in error. For the year ended December 31, 2005, the Company previously recorded a stock based compensation amount of $3,182,000. This amount is now calculated to be $3,558,000. The effect on the pro forma basic and diluted earnings per share was $(.03), changing from $(.83) to $(.86). For the year ended December 31, 2004, the Company previously recorded a stock based compensation amount of $2,422,000. This amount is now calculated to be $3,160,000. The effect on the pro forma basic and diluted earnings per share was $(.06), changing from $(.50) to $(.56).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro forma information was provided. As stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2006, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for 2006 totaling $71,000. In the pro forma information provided under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value at the time of the grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the year ended December 31, 2005, there was $108,000 of stock-based compensation expense recognized in the Statement of Operations for awards issued to certain employees and directors. The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 107.

The weighted average fair value at the date of grant for stock options granted during the years ended December 31, 2006, 2005 and 2004 was $2.25, $3.78 and $6.50 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected term (years)	5.5	5.7	4.9
Risk free interest rate	4.6%	4.6%	4.7%
Weighted Average Volatility	91%	69%	76%
Expected dividend yield	0%	0%	0%

A summary of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested December 31, 2005	1,301	$7.24
Granted	1,478	3.00
Vested	(1,175)	5.91
Forfeited or expired	(100)	6.76

Nonvested – December 31, 2006	1,504	4.33

The Company has adopted the simplified method provided in SFAS 123(R) to use for calculating the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has not recognized excess tax benefits related to employee stock based compensation and, therefore, does not currently have an APIC pool.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates by management include allowance for doubtful accounts, excess and obsolete reserves for inventory, and reserve for product returns. Actual results could materially differ from those estimates.

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement is effective for instruments that are acquired on or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS 155, but believes that it will not have a material impact on the Company's financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently evaluating the impact of FIN 48 on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Retrospective application is not allowed though early adoption in 2007 may be elected. The Company plans on complying with SFAS beginning in 2008.

3. Inventories

Inventories consisted of the following at (in thousands):

	December 31,
	2006	2005
Raw material	$9,365	$4,475
Work in process	1,244	1,230
Finished goods	2,708	4,153
Reserve for excess and obsolete inventory	(2,611)	(1,739)

Total inventories	$10,706	$8,119

4. Property and Equipment

Property and equipment consisted of the following at (in thousands):

	December 31,
	2006	2005
Furniture, machinery and equipment	$8,477	$7,685
Leasehold improvements	698	511

	9,175	8,196
Less accumulated depreciation and amortization	(7,581)	(7,097)

Property and equipment, net	$1,594	$1,099

Depreciation and leasehold amortization expense charged to operations amounted to $484,000, $966,000 and $574,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Due From Stockholders

In early 2001, Messrs. Thoben, Ambrose, Lutz and Gu, and Paul Meyer, the Company’s former CFO, purchased Common Stock of Interlink in the open market using funds provided by Interlink in return for a promissory note (the “Note”) from each person. Mr. Lutz’s Note was paid off in full in 2001. During 2006, Messrs Thoben and Gu paid the remaining balance of principal and accrued and unpaid interest on their Notes in full under the terms of the Note. Messr. Ambrose, under a Board approved initiative had his Note satisfied through the surrender of shares originally pledged as collateral against the Note and by having the remaining unpaid principal and accrued interest forgiven. Mr. Meyer’s Note is in default with an unpaid principal and interest amount totaling approximately $55,000 as of December 31, 2006. Due to concerns about the collectability of Mr. Meyer’s Note, the Company has reserved for the full amount of the outstanding balance of principal and accrued and unpaid interest due.

Messrs. Thoben, Meyer and Ambrose also had an additional note payable due to the Company related to a Section 16(b) violation of the Securities Act of 1934. Mr. Thoben paid his note payable to the Company in full in 2006, under the terms of the note payable. Mr. Ambrose, under a Board approved initiative had his note payable satisfied through the surrender of stock options of $14,000 and by having the remaining unpaid principal and accrued interest forgiven. Mr. Meyer is current on his obligation to the Company on the note payable and owes $64,241 and $1,605 in unpaid principal and accrued interest respectively as of December 31, 2006. Due to concerns about the collectability of Mr. Meyer’s note payable, the Company has reserved the full amount of $65,846 of the outstanding balance of principal and accrued and unpaid interest due.

6. Line of Credit

At December 31, 2005, the Company had a $3.0 million bank line of credit which was secured by cash investments at the bank. The line was unused and in May 2006, the Company terminated the line of credit. In December 2006, the Company obtained a line of credit from a different bank with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the one year term of the agreement, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain covenants are not met. As of March 26, 2007, the Company had drawn $2.5 million against this line.

7. Long-Term Debt

The Company’s Japanese subsidiary, Interlink Electronics, K.K., has borrowed unsecured amounts on a Japanese bank. The loan has interest rate of 2.1% and is payable in Japanese yen in quarterly installments through September 30, 2007. The combined balance outstanding as of December 31, 2006 and 2005 was $152,000 and $308,000, respectively.

At December 31, 2006, the Company had $152,000 of scheduled maturities and payments of long-term debt due in 2007. During 2006, 2005 and 2004, the Company incurred $15,000, $23,000 and $84,000, respectively, in interest expense.

8. Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 100,000 shares of Preferred Stock. As of December 31, 2006, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

Common Stock—The Company is authorized to issue 50,000,000 shares of Common Stock.

9. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five or ten-year terms but terminate earlier if employment is terminated. As of December 31, 2006, 6,557,000 have been granted (3,656,000 are outstanding and 2,901,000 have either been exercised, forfeited or expired) and there were 693,000 options available for grant.

In 2006, the Company determined it had improperly accounted for stock option exercises of certain terminated employees during 2001 through 2005. When the Company was in an internally defined blackout period, it allowed terminated employees to extend their stock option exercise privileges beyond the Plan’s stated 30 days. The Company evaluated all stock options that have been exercised from 2001 through 2005 and determined who exercised stock options beyond the 30-day period specified in the Plan. It was determined that the termination date constituted a re-measurement date, as defined under stock option accounting rules, which requires a revaluation of any stock options that were given this benefit.

The amount of expense related to certain stock options exercised after the 30-day period was $2,400,000, $220,000 and $108,000 in 2001, 2004 and 2005, respectively. These amounts are reflected in the Company’s financial statements in the appropriate periods.

Information concerning stock options under the Plan is summarized as follows (in thousands, except price per share information):

	2006		2005		2004
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding beginning of year	4,053	$5.98	3,563	$6.08	3,416	$4.66
Granted	1,479	3.00	812	5.89	948	9.45
Exercised	(20)	2.54	(78)	2.81	(691)	3.85
Forfeited and expired	(1,856)	5.34	(244)	8.26	(110)	5.37

Outstanding end of year	3,656	$5.09	4,053	$5.98	3,563	$6.08

Exercisable end of year	2,213	$5.74	2,739	$5.50	2,449	$5.03

The following table summarizes information about stock options outstanding as of December 31, 2006 (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un- exercisable
$2.60	65	117	4	61
2.65	283	117	16	267
2.70	41	15	41	0
2.80	30	113	6	24
2.94	368	14	368	0
3.04	36	9	36	0
3.15	1,036	111	388	648
3.25	14	112	5	9
3.30	5	14	5	0
4.30	14	12	14	0
5.49	12	102	6	6
5.50	2	0	2	0
5.56	7	101	4	3
5.65	15	18	15	0
5.70	440	102	220	220
6.14	18	99	10	8
6.15	192	99	106	86
6.45	392	23	392	0
7.54	31	21	31	0
7.82	13	98	8	5
7.98	2	95	1	1
9.40	615	90	513	102
10.60	25	27	22	3
Total	3,656		2,213	1,443

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Years Ended December 31,
	2006		2005		2004
Weighted average shares outstanding	13,761		13,721		11,972
Effect of dilutive securities; options and warrants	—	(1)	—	(1)	—	(1)

Weighted average shares—diluted	13,761		13,721		11,972

(1)

Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. Shares of common stock equivalents of approximately 3.7 million, 3.6 million and 1.0 million stock options in 2006, 2005 and 2004, respectively were excluded from the diluted share calculation because they were anti-dilutive.

11. Commitments and Contingencies

The Company leases its facilities and certain equipment under operating leases expiring through 2009. Rent expense totaled approximately $544,000 $467,000 and $452,000 for 2006, 2005 and 2004, respectively. In addition, the Company has certain software license obligations related to certain software applications.

The Company’s operating leases and software license obligations as of December 31, 2006 are set forth in the following table:

	Operating Lease Obligations	Software Licenses
2007	$509	$1,050
2008	515	1,200
2009	425	1,200
2010	65	1,200
2011	—	300

Total	$1,514	$4,950

Legal Matters— On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company’s results of operations and financial condition. The complaint includes claims under the Securities Act of 1933, as amended (the “Securities Act”) and Exchange Act of 1934, as amended (the “Exchange Act”) and seeks unspecified damages and legal expenses.

On November 3, 2006, the Court appointed new lead plaintiffs. On January 16, 2007, the lead plaintiffs filed an amended complaint. The amended complaint also includes claims under the Securities Act and the Exchange Act and seeks unspecified damages and legal expenses. On February 22, 2007, defendants filed a motion to dismiss the amended complaint. It is anticipated that the lead plaintiffs will file an opposition in early April. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome

On January 24, 2006, a shareholder’s derivative action was filed against two of the Company’s current and former officers and the members of its Board of Directors in the Central District of California. The derivative complaint contains the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that the Company is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

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

On November 17, 2006, defendants removed the derivative action to federal court. On January 9, 2007, the court stayed the derivative action pending the defendants’ filing of an answer in the securities class action. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

In connection with the class action and the derivative proceedings described above, an independent investigation was undertaken at the direction of the Audit Committee. Various forensic accounting and electronic procedures were performed in the course of the investigation. Related to this internal investigation, the Company has recorded approximately $147,000 in expense for 2005 and $612,000 in expense for 2006 to date for amounts not covered by insurance. Additionally, in connection with the class action proceeding, the Company has recorded approximately $266,000 in expense for 2006 for amounts not covered by insurance.

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

12. Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	127	111	—

Sub Total	127	111	—
Deferred taxes:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Sub Total	—	—	—

Provision for income taxes	$127	$111	$—

Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Income tax benefit at the statutory federal rate	$(3,954)	$(2,786)	$(1,281)
State income taxes, net of federal income tax effect	(666)	(324)	(181)
Foreign taxes at rates different than U.S. taxes	(50)	96	126
Stock option compensation	1,621	—	—
Expiring net operating loss carryforwards	900	—	—
Valuation allowance	2,179	2,646	1,187
Other	97	479	149

Total provision for income taxes	$127	$111	$—

The tax effects of temporary differences and carryforwards that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$19,354	17,958
Credits	186	220
Accruals	452	373
Reserves	1,538	1,078
State taxes	(1,070)	(911)
Other	568	108

Total deferred tax assets	21,028	18,826
Valuation allowance	(21,028)	(18,826)

Net deferred tax assets	$—	$—

As of December 31, 2006, approximately $8.3 million of the total deferred tax assets result from “excess” tax benefits resulting from the exercise of employee stock options and will be recorded to stockholders’ equity if recognized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible and the periods before the carryforwards expire. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes there is insufficient evidence to conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a portion of the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset as of December 31, 2006, 2005 and 2004.

Consolidated United States loss before provision for taxes was $(11,431,000), $(4,914,000) and $(3,341,000) for the years ended December 31, 2006, 2005 and 2004, respectively. The corresponding loss before provision for taxes for non United States based operations was $(324,000), $(3,391,000) and $(428,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company currently does not have any undistributed earnings due to its history of losses.

As of December 31, 2006, the Company had NOL carryforwards for federal, state and foreign income tax purposes of $44.0 million, $27.2 million and $4.7 million, respectively, which are available to offset future taxable income in those jurisdictions through 2026.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, the Company has experienced an approximate 43% change in ownership for the three-year period ended December 31, 2006. As of December 31, 2006, none of the Company’s NOLs has been limited by the Section 382 rules.

13. Segment Information

Business Segments—The Company has four business segments: (i) Branded Products; (ii) OEM Remotes; (iii) E-transactions; and (iv) Specialty Components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, the Company evaluates performance based on revenue and gross profit. The Company does not allocate depreciation, any other income, expenses or assets to these segments, nor does it track revenue by product.

Reportable segment information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Branded Products	OEM Remotes	E-transactions	Specialty Components	Total
2006
Revenue	$7,029	$13,624	$9,910	$5,675	$36,238
Gross profit	$2,778	$1,656	$4,240	$1,598	$10,272
2005
Revenue	$6,552	$17,846	$8,326	$5,515	$38,239
Gross profit	$3,407	$(632)	$3,233	$2,050	$8,058
2004
Revenue	$6,070	$18,762	$5,328	$5,246	$35,406
Gross profit	$3,205	$2,185	$2,491	$2,714	$10,595

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$19,953	$1,185	$17,135	$1,245	$14,087	$1,246
Japan	6,870	165	7,571	107	10,040	587
Asia (other than Japan)	5,224	516	9,492	55	3,883	101
Europe and other	4,191	—	4,041	—	7,396	—

Total	$36,238	$1,866	$38,239	$1,407	$35,406	$1,934

Major Customers—In 2006, 2005 and 2004, no single customer exceeded 10% of total revenues. One customer accounted for 17% of the accounts receivable at December 31, 2006, 11% at December 31, 2005, and 15% at December 31, 2004.

Major Suppliers—The Company buys certain dies and adhesives, that are used in various products, from single source suppliers. Due to a limited number of suppliers for these items, a sudden change to a different supplier could cause delays in manufacturing.

14. 401K Savings Plan

In 1995 the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. The Company expensed $37,000, $36,000 and $35,000 in 2006, 2005 and 2004, respectively, related to this plan.

15. Quarterly Financial Data (unaudited)

The following table presents certain financial information for each of the following quarters:

	Dec. 31, 2006(1)	Sept. 30, 2006(1)	June 30, 2006(1)	March 31, 2006(1)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Revenue	$10,156	$9,034	$8,517	$8,531	$8,484	$10,223	$10,263	$9,269

Gross profit	$1,377	$3,249	$1,964	$3,682	$1,691	$1,292	$1,819	$3,256

Net loss	$(3,647)	$(1,885)	$(3,631)	$(2,593)	$(3,256)	$(2,689)	$(1,961)	$(398)

Loss per share – basic and diluted	$(0.27)	$(0.14)	$(0.26)	$(0.19)	$(0.24)	$(0.20)	$(0.14)	$(0.03)

(1)	Includes expenses related to the implementation of FAS123(R).

Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Interlink Electronics, Inc.

Camarillo, California

The audits referred to in our report dated April 5, 2007 relating to the consolidated financial statements of Interlink Electronics, Inc., which is contained in Item 15 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material aspects, the information set forth therein.

/s/ BDO Seidman, LLP

Los Angeles, California

April 5, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs & Expense(1)	Deductions	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
December 31, 2006	$336	78	112	$302
December 31, 2005	$59	284	7	$336
December 31, 2004	$670	(22)	589	$59
RESERVE FOR INVENTORY OBSOLESCENCE:
December 31, 2006	$1,739	1,436	564	$2,611
December 31, 2005	$658	1,433	352	$1,739
December 31, 2004	$1,420	(425)	337	$658
DEFERRED TAX ASSET VALUATION ALLOWANCE:
December 31, 2006	$18,826	2,202	—	$21,028
December 31, 2005	$16,180	2,646	—	$18,826
December 31, 2004	$14,401	1,779	—	$16,180

(1)	The additions for the Deferred Tax Asset Valuation Allowance include Additional Paid in Capital (APIC) from the tax benefit from stock option exercises of $1,416 for 2005 and $24 for 2006.

EXHIBIT INDEX

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.