Form 10-K/A
period 2006-12-31
INTERLINK ELECTRONICS INC
filed 2007-04-30
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 26, 2007, the number of shares of the registrant’s Common Stock outstanding was 13,749,310.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

This Form 10-K/A of Interlink Electronics, Inc. (the “Company”) constitutes Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission (“SEC”) on April 10, 2007.

This Amendment is being filed to amend the Original Filing to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. The Company previously reported that such information would be incorporated by reference to its definitive proxy statement to be filed pursuant to Regulation 14A. The Company does not, however, anticipate that its definitive proxy statement will be filed prior to April 30, 2007, and, pursuant to General Instruction G(3) to Form 10-K, the Company hereby amends the Original Filing to include the information required by Part III.

In addition to the changes discussed above, this Amendment makes the following changes: (i) the reference on the cover page of the Original Filing to the incorporation by reference of the Company’s 2007 definitive proxy statement has been deleted and (ii) the certifications of the Chief Executive Officer and the Chief Financial Officer, previously filed as Exhibits 31.1 and 32.1, and 31.2 and 32.2, respectively, with the Original Filing are being re-filed herewith pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

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

In our Annual Report for the year ended December 31, 2005, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as and the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and believe that as of December 31, 2006, our disclosure controls and procedures were effective, and that the material weaknesses in our internal controls over financial reporting largely have been remediated, other than controls over inventory costing. These measures are more fully described elsewhere in this Report, including under the caption “Item 9A—Controls and Procedures.”

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

Interlink Electronics

Cumulative Total Return To Stockholders

1/1/02—12/31/06

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG INTERLINK ELECTRONICS, NASD AQ COMPOSITE

INDEX AND NASDAQ COMPUTER MANUFACTURERS

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

Foreign Currency Exchange Rate Risk—Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a nine month duration. Thus, yen/dollar fluctuations lasting more than nine months will have an impact on our revenues. For the year ended December 31, 2006, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the year ended December 31, 2006, we recognized a $1,000 loss on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues;

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

The following table provides certain information concerning the Company’s directors. Except as otherwise noted, each has held his principal occupation for at least five years.

Name, Principal Occupation, Age and Other Directorships	Director Since	Term Expires
Edward Hamburg 55	2006	2007

Executive Vice President of Corporate Operations, Chief Financial Officer, and Corporate Secretary of SPSS Inc. (NASDAQ: SPSS) from 1993 to 2004. He continues with SPSS in an executive advisory position, serves as a director and audit committee chair of Interactive Intelligence Incorporated (NASDAQ: ININ), Perceptive Software, Inc., and ThruPoint, and is a venture partner with Morgan Stanley Private Equity. Dr. Hamburg holds B.A. and M.A. degrees from the University of Maryland at College Park as well as a Ph.D. from the University of Chicago.

Eugene F. Hovanec 54	1994	2007

Business consultant. From 2005 to 2006, Mr. Hovanec served as the Executive Vice President of Vitesse Semiconductor Corporation, a supplier of high-performance integrated circuits and optical modules, principally

Name, Principal Occupation, Age and Other Directorships	Director Since	Term Expires

targeted at system manufacturers in the communications and storage industries. From 1993 to 2005 he served as the Chief Financial Officer for Vitesse. Mr. Hovanec is a member of the New York State Society of CPA’s, the AICPA and holds a B.B.A. degree from Pace University.

Tom Thimot 40	2006	2007

Since November of 2006 Mr. Thimot has been the Chief Operating Officer for Kazeon Systems, Inc., an information management company. From July 2004 to May 2006 he was President and Chief Executive Officer at GoRemote Internet Communications, Inc., a NASDAQ public company. Prior to GoRemote, Mr. Thimot was Executive Vice President of worldwide sales Netegrity Inc, a leader in enterprise security software from September 2002 to July 2004. Prior to Netegrity, Inc. Mr. Thimot was President & Chief Operating Officer of Enigma, Inc. a leader in aftermarket service and support technology from January 2001 to June 2002. He holds a bachelor’s degree in mechanical engineering from Marquette University. Mr. Thimot was appointed a director pursuant to an agreement between the Company and certain institutional holders of Interlink stock. See Item 4 - Submission of Matters to a Vote of Security Holders.

George Gu 59	1991	2008

Chairman of GTM Corporation, a company engaged in semiconductor packaging and testing in Taiwan and China. Mr. Gu also serves as Chairman or as a member of the Board of Directors of GTM’s affiliated financial investment, trading, software, biotechnology and land development companies. Mr. Gu is a director of the Shanghai Commercial Savings Bank, Taiwan and Global Wool Alliance Pvt. Ltd. India. He holds a B.S. degree from North Carolina State University and an M.B.A. degree from Columbia University.

E. Michael Thoben, III 53	1990	2008

President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Prior to joining Interlink Electronics in 1990, Mr. Thoben held numerous senior management positions at Polaroid Corporation for eleven years. Mr. Thoben formerly served on the Board of Directors of the American Electronics Association and is currently a member of the boards of two privately held companies. Mr. Thoben holds a B.S. degree from St. Xavier University and has taken graduate management courses at the Harvard Business School and the Wharton School of Business.

Lawrence S. Barker 55	2006	2008

Mr. Barker currently is Chief Executive Officer of Argent Networks Ltd, and has held that position since July 2006. From May 2003 to April 2006, Mr. Barker was Chairman and Chief Executive Officer of Visual Networks. Mr. Barker ran major divisions at ADC Telecommunications from October 1997 through May 2003. Mr. Barker holds a BS degree in business administration and speech communications from Augusta College. Mr. Barker was appointed a director pursuant to an agreement between the Company and certain institutional holders of Interlink stock. See Item 4 - Submission of Matters to a Vote of Security Holders.

John A. Buckett, II 59	2000	2009

Vice President, Corporate Development at Scientific-Atlanta, a Cisco Company, which is a leading supplier of broadband communications systems, satellite-based video, voice and data communications networks and worldwide customer service and support, since 1998. He is also a member of the Corporate Management Committee of Scientific-Atlanta, Inc. From 1995 to 1998, Mr. Buckett served as president of the International Division

Name, Principal Occupation, Age and Other Directorships	Director Since	Term Expires

and, before that, as vice president, marketing strategies, for all operating units of Scientific-Atlanta, Inc. Mr. Buckett holds a B.S. degree in electrical engineering from the Georgia Institute of Technology.

Merritt M. Lutz 63	1994	2009

Advisory Director and Chairman of MSIT Holdings, Inc. Mr. Lutz manages the strategic technology investments and partnerships for MSIT Holdings, Inc. Previously, he was President of Candle Corporation, a worldwide supplier of systems software from 1989 to November 1993. Mr. Lutz serves on the board of one other public company, SPSS Inc., and three privately held software companies: ThruPoint, Sendmail, Inc. and Business Engine, Inc. He is a former director of the Information Technology Association of America and the NASD Industry Advisory Committee. He holds a bachelors and masters degree from Michigan State University.

Executive Officers

Information with respect to our executive officers is included under Item 4A of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and beneficial owners of more than 10% of the common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during 2006, all of its officers, directors and 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Mr. Barker filed a Form 4 on October 24, 2006, two days past the required deadline.

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

Procedures for Shareholder Recommendation of Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company distributed its 2006 Proxy Statement to stockholders.

Information Concerning the Audit Committee

The Board maintains a standing Audit Committee, which, in 2006, consisted of Messrs. Ed Hamburg, John Buckett and Larry Barker. Each member of the Audit Committee is independent, financially literate and is free from any relationship that, in the judgment of the Board of Directors, would interfere with the exercise of his independent judgment as a member of the Audit Committee. The Audit Committee is, and will continue to be, composed of members that meet the independence, knowledge and experience requirements of Nasdaq as set forth in the NASD Listing Standards for Nasdaq-listed companies. The Board of Directors has determined that Mr. Hamburg is (i) an audit committee financial expert, as defined by regulations promulgated by the SEC and (ii) independent, as independence for audit committee members is defined in the Nasdaq Marketplace Rules.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

This report has been provided by the Compensation Committee of the Board of Directors of Interlink Electronics, Inc.:

Merritt Lutz

Gene Hovanec

Tom Thimot

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

The Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) is composed of three members, each of whom is independent under applicable rules and regulations. The Directors currently comprising the Committee are Merritt Lutz (Chairman), Gene Hovanec and Tom Thimot. The Committee reviews and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance in light of those goals and objectives and recommends the CEO’s compensation level based on this evaluation. Pursuant to its charter, the Committee also reviews and makes recommendations to the Board with respect to the compensation of all officers and other key executive officers. The Committee may not delegate its authority to a subcommittee. The Committee receives recommendations from the CEO as to compensation of other officers and the CEO generally participates in Committee discussions regarding the compensation of other officers, but the CEO does not vote on compensation matters put before the Committee or the Board.

The Committee also reviews and makes recommendations to the Board with respect to incentive-compensation plans, equity-based plans and employee benefit plans. The Committee has the authority to (a) establish, implement and administer all incentive compensation plans, equity-based plans and employee benefit plans for our directors, officers and employees, (b) determine the individuals eligible for participation consistent with the eligibility provisions of the respective programs and set performance milestones under each of those programs and (c) grant stock options under our stock option plan to eligible individuals in accordance with the plans approved by our stockholders. The CEO has the ability to grant stock options to non-executive employees.

The Committee has sole authority to retain and terminate any compensation consulting firm used to assist the Committee and is responsible for approving such firm’s fees and other retention terms. The Committee has not engaged any such compensation consultant to date. Rather, the Committee has conducted informal surveys of comparable public companies in the computer electronics and technology industries and relied on its collective business experience and judgment in order to evaluate the competitiveness of our executive compensation programs in terms of executive salary ranges, salary structure adjustments and long-term incentive grant levels.

Elements and Objectives of our Compensation Program

The compensation program for our executive officers is comprised of three elements: (1) base salary, (2) annual performance-based cash bonus and (3) long-term incentive compensation in the form of stock option grants. The Company does not have a stock incentive plan or otherwise issue stock to its named executive officers as a form of compensation.

Philosophy

Our compensation policies for officers (including the named executive officers) are designed to compensate our executives fairly and to provide incentives for the executives to manage our business effectively for the benefit of our stockholders.

The key objectives of our executive compensation policies are to attract and retain key executives who are important to the long term success of the Company, and to provide incentives for these executives to achieve high levels of job performance and to strive to enhance stockholder value. We seek to achieve these objectives by paying our executives a competitive level of base compensation, as compared with companies of similar size and in similar industries with which we compete for executive talent, and by providing our executives an opportunity for further reward for outstanding performance in both the short term and the long term. It is the current policy of the Committee to set base salaries conservatively and to emphasize opportunities for performance-based rewards through annual cash bonuses and stock option grants, based upon the achievement of defined earnings targets and performance goals that improve stockholder value.

Use of Market Survey Data

The Committee uses competitive market data from information gleaned from a number of sources, including information the filings of public companies and information available to Committee members through their professional affiliations outside the Company to establish competitive ranges of base salary and incentive compensation opportunities, focusing on public companies of a size similar to ours in the computer electronics and technology industries.

1. Base Salaries

We attempt to establish base salary levels for our executive officers that are competitive with those established by companies of similar size in the computer electronics and technology industries. In determining individual salaries within the established ranges, the Committee takes into account individual experience, job responsibility and individual performance during the prior year. The Committee does not assign a specific weight to each of these factors in establishing individual base salaries. Each executive officer’s salary is reviewed annually, and increases to base salary are made to reflect competitive market increases and the factors described above.

In determining 2006 salaries, the Committee compared the proposed salaries to the ranges established in fiscal 2005, reviewed salaries of executives of similar companies and made specific adjustments as determined by the Committee to be appropriate in the circumstances.

The Committee determined the Chief Executive Officer’s compensation for fiscal 2006, with the final approval of the Board, employing the same criteria that it used to set compensation for other executive officers. The Chief Executive Officer’s base salary was determined based upon a review of both the salaries of chief executive officers for companies of comparable size and in comparable industries and the Chief Executive Officer’s performance during the last fiscal year.

In setting 2006 executive compensation, the Committee has considered, in addition to the factors described above, our recent financial performance and the need to conserve working capital over the short term. Accordingly, current base compensation levels may be below the levels for comparable companies and there is some risk of loss of key executives as a result of any such disparity.

2. Annual Performance-Based Bonuses

The purpose of the cash bonus component of the compensation program is to provide a direct financial incentive to executive officers to achieve predetermined Company and individual performance objectives in the short term. This component to our executive compensation program compliments our incentive stock option program, discussed in the next section, which is designed to encourage our executive officers to improve Company performance over the long term.

Bonuses for our executive officers are calculated by looking at whether (i) the Company has achieved predetermined performance objectives and (ii) executive officers have achieved performance objectives unique to each individual. Company and individual performance objectives are typically determined by the Committee at the beginning of the fiscal year during the budgeting process; the objectives are then approved by the Board once the annual budget has been approved. Company objectives are based upon competitive conditions and general economic circumstances then prevailing in the industries in which we do business and upon specific conditions and circumstances affecting the Company. These performance objectives differ from year to year, but typically include meeting a defined revenue target and/or operating profit target. In 2006, the sole Company performance objective was to meet a defined revenue target. An executive officer’s eligibility for a bonus depends on the Company achieving these predetermined and Board approved Company performance objectives. Target bonus amounts for each executive officer are established by the Committee at the conclusion of the annual budgeting process and are set as a percentage of the executive officer’s base salary. In fiscal 2006 the target bonus amount was 25% of base salary for each of our named executive officers.

The Company must meet at least 80% of its performance objectives in order for an executive officer to be eligible for a bonus. The actual bonus amount is ratably adjusted based on the extent to which the Company achieved its performance objectives. In 2006, the applicable scale provided that if the Company achieved 80% of its performance objectives, an executive officer would have earned 10% of his base salary as a bonus, and each 2% increase thereafter in the achievement of Company performance objectives until the 100% target is reached (for example, from 80% to 82%) corresponded to a 2.5% increase in bonus amount (for example, from 10% of base salary to 12.5%, respectively). Furthermore, to the extent that the Company exceeds its performance objectives, the bonus amount is increased .75% for each 2% increase in the achievement of Company performance objectives (for example, achieving 100% of Company performance objectives would result in a bonus of 25% of base salary, while achieving 102% of Company performance objectives would result in a bonus of 25.75% of base salary). Since target bonus amounts are tied directly to the achievement of Company performance objectives, the Committee has placed no cap on the amount of bonus an executive officer may earn. In fiscal 2006, the Company achieved approximately 92% of its performance objectives and each executive officer received a bonus equal to approximately 19.00% of his base salary.

Once the Company’s achievement of its performance objectives has been measured and the corresponding amount of bonus for each executive officer has been determined, the Committee has discretion to decrease each executive officer’s bonus amount by up to 10% based on whether the executive officer has achieved individual performance objectives. Examples of individual performance objectives include: consistent monthly financial closing processes, hiring a key new position within a department or increasing inventory turns. In 2006, the Committee declined to exercise its discretion to decrease any executive officer’s bonus.

The Committee has discretion to award an additional bonus. The types of circumstances that might result in the Committee awarding additional discretionary bonuses include, but are not limited to, exemplary work performance during difficult times and the enhancement and growth of a business segment that the financial targets did not address, such as development of a new market segment or enhancement of customer relationships. The Company did not award any additional discretionary bonuses relating to fiscal 2006.

Awarded bonuses, if any, are typically paid in the first or second quarter of the following fiscal year, after the year end results have been audited and released to the public. Of the total bonus earned by an executive officer with respect to a given year, no more than an amount equal to 35% of the executive’s annual salary can be paid during the following fiscal year. The amount of total bonus in excess of 35% of annual salary, if any, becomes payable, in full, in the next succeeding fiscal year.

3. Long-Term Stock-Based Incentive Awards

Options granted to employees, including executive officers, under our 1996 Stock Incentive Plan are generally intended to qualify as incentive stock options. To the extent, however, that the aggregate fair market value of the stock with respect to which options are exercisable for the first time during any calendar year exceeds $100,000, the options will be treated as nonqualified stock options. We receive no tax deduction from the exercise of an incentive stock option unless the optionee disposes of the acquired shares before satisfying certain holding periods. The Committee believes the grant of incentive stock options, despite the fact that such incentive stock options are generally not deductible, benefits the Company by encouraging the long-term ownership of our stock by officers and other employees.

Under our compensation policy, stock options are the primary vehicle for rewarding long-term achievement of Company goals. The objectives of the stock option program are to align employee and stockholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under our 1996 Stock Incentive Plan, either the Board or the Committee may grant options to purchase shares of our common stock to key employees of the Company and its subsidiaries. The Board makes annual grants of options to purchase our common stock at an exercise price equal to the fair market value of the shares on the date of grant (the last sale price as reported on the market system on which our common stock is actively traded on the date of the grant). Our options generally vest ratably on a monthly basis for the two or three tears succeeding the grant date, depending on the terms of the specific option grant. Stock options generally have a ten-year term but terminate earlier if employment is terminated. Option grants to executive officers depend upon the level of responsibility and position, the Committee’s subjective assessment of performance, the number of options granted in the past and the exercise price of such grants, among other factors. In fiscal 2006, the Board, upon recommendation of the Committee, made the following grants of options to purchase our common stock to our executive officers:

Executive Officer	Number of Shares Under Option
E. Michael Thoben, III	225,625 shares
Charles C. Best	50,000 shares
Michael W. Ambrose	97,150 shares

As a result of recent changes in accounting rules applicable to option grants, the Committee expects to take a more conservative approach in the granting of options and to distribute the majority of these awards to those individuals that have the greatest impact or operating leverage on our success. Consideration will also be given to the number of options granted in the past and the exercise price of such grants.

The grants awarded in 2006 reflect the Company’s desire to provide an incentive to each executive officer to complete the realignment of our business segments and achieve a strong leadership position for the Company in our target markets so that maximum shareholder value is realized. In light of these factors, the award of stock options is consistent with the Company’s pay-for-performance philosophy. The Company does not have a policy with regard to the percentage of compensation composed of salary, bonus and stock options.

Benefits

Pension Benefits

We do not provide a Pension Plan for our officers or employees.

Change in Control Benefits

With the exception of our Chief Financial Officer, the Company has not made any arrangements to provide benefits to the named executive officers if their employment is involuntarily terminated as a result of a change of control of the Company. To date, only Charles C. Best (“Best”), the Company’s CFO and most recently-hired named executive officer, has requested that the Board of Directors authorize a change of control agreement. The specific terms of our change of control agreement with Best are discussed under “Potential Payments upon Termination Following Change of Control” below. Under this agreement, the only benefit awarded to Best is a severance payment if his employment is terminated without cause within three months before, or twelve months after, a change of control. The cash severance payment to Best is equal to twelve months of Best’s annual base salary in effect immediately prior to the date of termination, less proper withholding, and is payable in one lump sum. The agreement was designed to provide Best with an incentive to remain in our employ if we engage in, or are threatened with, a change of control transaction. We believe that this level of benefits is consistent with the general practice at companies with which we compete for executive talent, though we have not recently conducted any studies to confirm this view.

401(k) Savings Plan

In 1995, the Company implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company matches 50% of the first $1,000 a participant contributes. All employees, including executive officers and named executive officers, are eligible to participate in the plan when their employment with the Company commences.

Stock Ownership Guidelines

We have not established guidelines regarding the ownership of stock by our executive officers, other than to restrict purchases and sales of Interlink stock during specified periods surrounding earnings releases and releases of other material investor information.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1,000,000 per person the amount that we may deduct for compensation paid to any of its five most highly compensated officers in any year. The levels of salary and bonus paid by us to our named executive officers generally do not exceed this limit. However, upon exercise of nonqualified stock options, the excess of current market price over the option price (the “option spread”) is treated as compensation. In addition, if the holder of an incentive stock option disposes of stock received upon exercise of the option before satisfying certain holding period requirements, the optionee will recognize ordinary compensation income for the year of disposition equal to the lesser of the option spread and the amount of gain realized by the optionee upon disposition. Under regulations promulgated by the Internal Revenue Service, the $1,000,000 cap on deductibility will not apply to option spread compensation from the exercise of either a nonqualified stock option or a disqualifying disposition of an incentive stock option if such exercise meets certain performance-based requirements. One of the performance-based requirements is that an option grant to any individual may not exceed a stockholder-approved maximum number of shares. Accordingly, the option spread compensation from an exercise (in the case of nonqualified stock options) of those options generally would be treated as compensation for tax purposes and taken into account in determining the $1,000,000 cap on deductibility. No employee may be granted options under our 1996 Stock Incentive Plan for more than 300,000 shares in any calendar year.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by the Company’s Chief Executive Officer, Chief Financial Officer and one other executive officer in 2006.

Name and Principal Position	Year	Salary ($)	Options Awards(1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
E. Michael Thoben, III	2006	$233,000	$533,287	$59,850	$119,025	(3)(4)	$945,162
Chairman, Chief Executive Officer and President
Charles C. Best	2006	$179,500	$100,005	$35,815	$6,540		$321,860
Chief Financial Officer and Secretary
Michael W. Ambrose	2006	$163,690	$260,744	$29,275	$213,492	(5)	$667,201
Sr. Vice President, Technology and Product Development

(1)	Represents the amount of compensation expense recognized under FAS 123(R) in 2006 with respect to options granted in 2006 and prior years, disregarding estimated forfeitures. The assumptions made in determining the grant date fair value of options under SFAS 123R are disclosed in Note 1 of Notes to Consolidated Financial Statements in this Report.
(2)	Represents the total bonus earned by each named executive officer under the Company’s non-equity incentive plan for performance in 2006. Amounts in this column are paid in the succeeding fiscal year. See Compensation Discussion and Analysis.
(3)	The Company reimbursed Mr. Thoben $73,934 in 2006 for use of his personal airplane to transport him on company business. Mr. Thoben received $40,665 in cash for previously accrued and earned vacation, $3,347 in cash related to an automobile allowance and $1,079 in benefits for group term life insurance premiums paid for by the Company.
(4)	Mr. Thoben was not compensated for his services as a director of the Company.
(5)	Mr. Ambrose received $69,409 in cash for previously accrued and earned vacation and $4,320 in cash related to an automobile allowance and $430 in benefits for group term life insurance premiums paid for by the Company. Mr. Ambrose recognized $139,333 compensation related to the write down of two separate loans from the Company, one for $103,859 and one for $35,474.

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table summarizes information regarding stock options and cash incentive compensation granted to our named executive officers in 2006

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum(1) ($)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards(3)
E. Michael Thoben, III		$31,500	$78,750	—
	02/03/2006				125,000	$3.15	$293,750
	02/10/2006				100,625	$2.65	$197,225
Charles C. Best		$18,850	$47,125	—
	02/03/2006				50,000	$3.15	$117,500
Michael W. Ambrose		$17,120	$42,800	—
	02/03/2006				67,000	$3.15	$157,450
	02/10/2006				30,150	$2.65	$59,014

(1)	Because the calculation of annual bonuses is tied directly to the achievement of Company performance objectives, the Compensation Committee has not imposed a cap on the bonus amount our named executive officers may earn. Accordingly, it is not possible to state the maximum performance bonus possible under our non-equity incentive plan for each named executive officer. See Compensation Discussion and Analysis.
(2)	Represent options granted under our 1996 Stock Incentive Plan. The exercise price of all options granted on October 2, 2006 is equal to the closing market price of our common stock on the grant date and options vest at a rate of 2.78% of the total option grant per month, so that all options are fully vested by the third anniversary of the grant date. The exercise price of all options granted on March 2, 2006 is equal to the closing market price of our common stock on the grant date and options vest at a rate of 4.167% of the total option grant per month, so that all options are fully vested by the second anniversary of the grant date. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee’s termination of employment.
(3)	The assumptions made in determining the grant date fair value of options under SFAS 123R are disclosed in Note 1 of Notes to Consolidated Financial Statements in this Report.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table summarizes information regarding the number of shares underlying options held by our named executive officers at December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
E. Michael Thoben, III	90,000	—		$2.94	02/09/2008
	100,000	—		$6.45	11/23/2008
	83,333	16,667	(2)	$9.40	06/22/2014
	42,500	42,500	(3)	$5.70	06/07/2015
	5,590	95,035	(4)	$2.65	10/01/2006
	46,875	78,125	(5)	$3.15	03/01/2016

Subtotal	368,298	232,327

Charles C. Best	30,000	30,000	(6)	$5.70	06/07/2015
	18,750	31,250	(7)	$3.15	03/01/2016

Subtotal	48,750	61,250

Michael W. Ambrose	37,500	—		$2.94	02/09/2008
	50,000	—		$6.45	11/23/2008
	41,666	8,334	(8)	$9.40	06/22/2014
	20,000	20,000	(9)	$5.70	06/07/2015
	1,675	28,475	(10)	$2.65	10/01/2006
	25,125	41,875	(11)	$3.15	03/01/2016

Subtotal	175,966	98,684

(1)	Stock options generally fully vest at a rate of 2.78% of the total option grant per month, so that all options are fully vested by the third anniversary of the grant date or at a rate of 4.167% of the total option grant per month so that all options are fully vested by the second anniversary of the grant date.
(2)	The 16,667 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 6 months remaining in the vesting period, with 2,778 options vesting at the first of each month through June 30, 2007.
(3)	The 42,500 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 18 months remaining in the vesting period, with 2,361 options vesting at the first of each month through June 30, 2008. This represents 28,332 stock options vesting in 2007 and 14,168 vesting in 2008.
(4)	The 95,035 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 34 months remaining in the vesting period, with 2,795 options vesting at the first of each month through October 31, 2009. This represents 33,540 stock options vesting in 2007 and 2008 and 27,955 vesting in 2008.
(5)	The 78,125 remaining unvested stock options as of December 31, 2006 vest over a two year period from date of grant. As of December 31, 2006, there were 14 months remaining in the vesting period, with 5,580 options vesting at the first of each month through February 28, 2008. This represents 66,960 stock options vesting in 2007 and 11,165 vesting in 2008.
(6)	The 30,000 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 18 months remaining in the vesting period, with 1,667 options vesting at the first of each month through June 30, 2008. This represents 20,004 stock options vesting in 2007 and 9,996 vesting in 2008.
(7)	The 31,250 remaining unvested stock options as of December 31, 2006 vest over a two year period from date of grant. As of December 31, 2006, there were 15 months remaining in the vesting period, with 2,083 shares vesting at the first of each month through March 31, 2008. This represents 24,996 stock options vesting in 2007 and 6,254 vesting in 2008.

(8)	The 8,334 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 6 months remaining in the vesting period, with 1,389 options vesting at the first of each month through June 30, 2007. This represents all remaining 8,334 stock options vesting in 2007.
(9)	The 20,000 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 18 months remaining in the vesting period, with 1,111 options vesting at the first of each month through June 30, 2008. This represents 13,332 stock options vesting in 2007 and 6,668 vesting in 2008.
(10)	The 28,475 remaining unvested stock options as of December 31, 2006 vest over a three year period from date of grant. As of December 31, 2006, there were 34 months remaining in the vesting period, with 838 options vesting at the first of each month through October 31, 2009. This represents 10,056 stock options vesting in 2007 and 2008 and 8,363 vesting in 2008.
(11)	The 41,875 remaining unvested stock options as of December 31, 2006 vest over a two year period from date of grant. As of December 31, 2006, there were 15 months remaining in the vesting period, with 2,792 options vesting at the first of each month through March 31, 2008. This represents 33,504 stock options vesting in 2007 and 8,371 vesting in 2008.

OPTION EXERCISES AND STOCK VESTED IN 2006

The table below summarizes information regarding the exercise of stock options by our named executive officers in 2006.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
E. Michael Thoben, III	—	—
Charles C. Best	—	—
Michael W. Ambrose	—	—

POTENTIAL PAYMENTS UPON TERMINATION FOLLOWING CHANGE OF CONTROL

Pursuant to a Change of Control Agreement (the “Agreement”) entered into between the Company and Charles C. Best (“Best”), our Chief Financial Officer, the Company has agreed to provide certain benefits to Best if his employment is terminated without cause within three months before, or twelve months after, a “change of control” of the Company. Best is the only named executive officer of the Company with a change of control agreement. In the Agreement, “change of control” is defined to include:

•	any sale, lease, exchange or other transfer or all or substantially all of the assets of the Company that has been approved by the shareholders of the Company,

•

any merger or statutory plan of exchange in which the Company is not the continuing or surviving corporation or where the common stock of the Company would be converted into cash, securities or other property Company, except where holders of Company stock immediately prior to the merger continue to represent more than 50% of voting securities after the merger, that has been approved by the shareholders of the Company,

•

a tender offer or exchange offer, other than one made by the Company, where after the consummation of the offer the purchaser is the beneficial owner, directly or indirectly, of securities representing more than 50% of the voting power of outstanding securities of the Company, and

•

the Company receives a report on Schedule 13D of the Exchange Act reporting the beneficial ownership by any person of securities representing more than 50% of the voting power of outstanding securities of the Company.

“Cause” is defined in the Agreement to mean termination upon (i) the willful and continued failure by Best to substantially perform his duties after a demand for substantial performance or (ii) the willful engaging by Best in illegal conduct which is material and demonstrably injurious to the Company.

The following table shows the estimated change of control benefits that would have been payable to Best if a change of control had occurred on December 31, 2006 and his employment was terminated without cause on that date.

Name	Cash Severance Benefit(1)	Total (2)
Charles C. Best	$188,500	$188,500

(1)	Cash Severance Benefit. The only benefit payable to Best by the Company under the Agreement is a cash severance benefit if Best’s employment is terminated without cause by the Company within three months before, or twelve months after, a change in control. The cash severance payment for Best is equal to twelve months of Best’s annual base pay in effect immediately prior to the date of termination, less proper withholding. This amount is payable in a lump sum immediately after termination.
(2)	Total—Cap on Change in Control Benefits. The Agreement provides that if the total change of control payment made to Best under the Agreement would cause that payment to be a “parachute payment” under the federal tax laws, the total payment is to be reduced by the amount necessary to prevent the total change in control payment from being considered a parachute payment. The amount set forth in the table above was not affected by this limitation.

DIRECTOR COMPENSATION IN 2006

The table below summarizes compensation paid to our non-management directors in 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)		Total ($)
John Buckett	$5,050	$1,146	(2)	$6,196
Ed Hamburg(3)	$20,000	$16,243	(4)	$36,243
Merritt Lutz	$3,550	$1,146	(2)	$4,696
George Gu	$4,450	$1,146	(2)	$5,596
Eugene Hovanec	$4,500	$1,146	(2)	$5,646
Larry Barker(5)	$700	$1,146	(2)	$1,846
Tom Thimot(5)	$500	$1,146	(2)	$1,646

(1)	Under the Company’s 1996 Stock Incentive Plan, as amended, non-employee directors receive an initial grant of stock options on the date they become a director and receive an annual grant each year thereafter on the date of the Company’s annual meeting of shareholders, provided that they continue to serve is such capacity as of such date. There were no forfeitures of stock options from any of the named directors in 2006. The assumptions made in determining the grant date fair value of options under SFAS 123R are disclosed in Note 1 of Notes to Consolidated Financial Statements in this Report.
(2)	Represents a grant of 7,500 stock options on October 18, 2006 pursuant to the grant of options discussed in footnote (1) to this table.
(3)	Mr. Hamburg became a director on May 10, 2006.
(4)	Represents a grant of 30,000 stock options on May 10, 2006 valued at $15,097 and 7,500 stock options on October 18, 2006 valued at $1,146 pursuant to the grant of options discussed in footnote (1) to this table.
(5)	Mr. Barker and Mr. Thimot became directors on October 18, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors consists of Messrs. Lutz, Hovanec and Thimot. There are no Compensation Committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding equity compensation plans approved by our shareholders and equity compensation plans that were not approved by our shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	3,656,000	$5.09	693,000
Equity compensation plans not approved by stockholders	—	—	—

Total	3,656,000	$5.09	693,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 27, 2007, except as otherwise indicated, with respect to the beneficial ownership of the common stock by each person, or group of affiliated persons, who is known by us to be the beneficial owner of more than five percent of the common stock; each of the directors; each of the named executive officers; and all of the Company’s named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days of April 27, 2007 are deemed beneficially owned and outstanding for computing the percentage owned by the person holding such securities, but are not considered outstanding for purposes of computing the percentage of any other person. Except as otherwise noted, the address for each stockholder named below is: c/o Interlink Electronics, 546 Flynn Road, Camarillo, California 93012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent Of Class
E. Michael Thoben, III	489,411	(2)	3.4%
Charles C. Best	71,250	(3)	*
Michael W. Ambrose	226,241	(4)	1.6%
George Gu	302,398	(5)	2.2%
Eugene F. Hovanec	110,384	(6)	*
Merritt M. Lutz	33,751	(7)	*
John A. Buckett, II	48,751	(8)	*
Edward Hamburg	9,999	(9)(10)	*
Tom Thimot	—	(11)	—
Lawrence S. Barker	—	(11)	—
All executive officers and directors as a group (10 people)	1,292,185	(12)	8.9%
Special Situations Technology Fund, L.P. Special Situations Technology Fund II, L.P. Special Situations Fund III QP, L.P. Special Situations Fund III, L.P. Austin W. Marxe David M. Greenhouse 527 Madison Avenue, Suite 2600 New York, NY 10022	2,774,532	(13)	20.2%
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,103,575	(14)	8.0%
Potomac Capital Management LLC Paul J. Solit 825 Third Avenue, 33rd Floor New York, NY 10022	1,332,594	(15)	9.7%
SRB Greenway Capital L.P. SRB Greenway Capital (Q.P.), L.P. SRB Greenway Offshore Operating Fund, L.P. Steven R. Becker 330 Crescent Court, Suite 1111 Dallas, TX 75201	1,391,415	(16)	10.1%

*	Less than 1%
(1)

Except as modified by applicable community property laws or as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder’s name.

(2)	Consists of 42,259 shares of common stock and options to purchase 447,152 shares of common stock.
(3)	Consists of options to purchase 71,250 shares of common stock
(4)	Consists of 13,501 shares of common stock And options to purchase 212,740 shares of common stock.

(5)	Includes 282,398 shares of common stock held by Force Sensor Investment Corporation, which is owned by Mr. Gu’s family, and options granted to Mr. Gu to purchase 20,000 shares of common stock.
(6)	Consists of 97,884 shares of common stock and options to purchase 12,500 shares of common stock. All shares of common stock are jointly held with his wife, Victoria Hovanec.
(7)	Consists of 13,751 shares of common stock and options to purchase 20,000 shares of common stock.
(8)	Consists of 6,251 shares of common stock and options to purchase 42,500 shares of common stock.
(9)	Consists of 9,999 options to purchase shares of common stock.
(10)	Elected to the Board on May 10, 2006
(11)	Elected to the Board on October 18, 2006.
(12)	Consists of 456,044 shares of common stock and options to purchase 836,141 shares of common stock.
(13)	Based solely on the Schedule 13D dated January 10, 2007.
(14)	Based solely on the Schedule 13G dated January 22, 2007.
(15)	Based solely on the Schedule 13G dated February 16, 2007.
(16)	Based solely on the Form 4 dated March 12, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

There were no transactions in 2006, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

The Company’s Process for Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee reviews all transactions with related persons, as defined in Item 404 of SEC Regulation S-K, or in which a related person has a direct or indirect interest and, after reviewing the related person’s interest in the transaction and the material facts, determines whether to ratify or approve the transaction, which transaction may only be ratified or approved if the Committee determines the transaction is fair to the Company or otherwise in the interest of the Company.

Director Independence

The Board of Directors currently consists of eight directors. The Board of Directors has determined that Messrs. Hamburg, Hovanec, Gu, Buckett, Lutz, Barker and Thimot meet the independence requirements of Nasdaq Marketplace Rule 4200. The Board has determined that E. Michael Thoben, III, Chairman, Chief Executive Officer and President of the Company, does not meet the Nasdaq independence requirements. The definition of “director independence” adopted by the Company is contained in the Interlink Electronics, Inc. Corporate Governance Guidelines, which is available at our website (http://www.interlinkelectronics.com).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

The Company incurred the following fees for services performed by the Company’s principal accounting firms for the years ended December 31, 2006 and 2005.

Type of Fees	2006		2005
Audit Fees	$573,449	(1)	$829,872	(2)

Audit-Related Fees(3)	76,851		100,909

Tax Fees	—		—

All Other Fees	—		—

Total	$650,300		$930,781

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, including (i) $385,331 for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 by BDO Seidman, LLP, and (ii) $188,118 for the review of the financial statements included in the Company’s first, second and third quarter for 2006 by BDO Seidman, LLP

(2)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, including (i) $395,000 for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 by BDO Seidman, LLP, (ii) $30,000 for the review of the financial statements included in the Company’s first, second and third quarter for 2005 by BDO Seidman, LLP, and (iii) $405,000 for the audit of the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 by BDO Seidman, LLP.

(3)

Represents fees for professional services in connection with matters related to the Company’s employee benefit plan, accounting consultations on matters related to internal controls, acquisitions, stock options, FAS123(R) valuation, regulatory matters, an internal investigation in 2005 and attestation services not required by statute or regulation.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has pre-approved all audit, audit-related and permitted non-audit services provided by BDO Seidman, LLP to the Company and the related fees for such services, and has concluded that such services are compatible with the auditors’ independence. The Audit Committee Charter has established policies and procedures under which all audit and non-audit services performed by the Company’s principal independent accountants must be approved in advance by the Audit Committee. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations. Throughout the year, the Audit Committee reviews any revisions to the estimates of audit and non-audit fees initially approved.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on April 30, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 30, 2007 on behalf of the Registrant and in the capacities indicated:

Signatures	Title

/s/ E. MICHAEL THOBEN, III*	President, Chief Executive Officer and Chairman of the Board of Directors
E. Michael Thoben, III	(Principal Executive Officer)

/s/ CHARLES C. BEST	Chief Financial Officer and Secretary (Principal Financial Officer and
Charles C. Best	Principal Accounting Officer)

/s/ GEORGE GU*	Director
George Gu

/s/ EUGENE F. HOVANEC*	Director
Eugene F. Hovanec

/s/ MERRITT M. LUTZ*	Director
Merritt M. Lutz

/s/ JOHN A. BUCKETT, II*	Director
John A. Buckett, II

/s/ EDWARD HAMBURG*	Director
Edward Hamburg

/s/ LARRY BARKER*	Director
Larry Barker

/s/ TIMOTHY THIMOT*	Director
Timothy Thimot

*By:	/s/ CHARLES C. BEST
Charles C. Best, attorney in fact

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

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement is effective for instruments that are acquired on or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS 155, but believes that it will not have a material impact on the Company’s financial position or results of operations.

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