Form 10-Q
period 2007-03-31
INTERLINK ELECTRONICS INC
filed 2007-05-15
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Shares of Common Stock Outstanding, at May 7, 2007: 13,749,310

INTERLINK ELECTRONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,177	$1,344
Short-term investments, available for sale	—	1,600
Accounts receivable, less allowance for doubtful accounts and product returns of $517 and $609 at March 31, 2007 and December 31, 2006, respectively	6,124	8,034
Inventories, net	10,537	10,706
Prepaid expenses and other current assets	582	560

Total current assets	22,420	22,244

Property and equipment, net	1,567	1,594
Patents and trademarks, net	230	272
Other assets	246	245

Total assets	$24,463	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$153	$152
Short term borrowings	2,500	—
Accounts payable and accrued liabilities	3,691	4,331
Accrued payroll and related expenses	2,555	2,243
Deferred revenue	244	765

Total current liabilities	9,143	7,491

Contingencies

Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,749 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	55,922	54,946
Accumulated other comprehensive loss	(506)	(505)
Accumulated deficit	(40,096)	(37,577)

Total stockholders’ equity	15,320	16,864

Total liabilities and stockholders’ equity	$24,463	$24,355

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended March 31,
	2007	2006
Revenues	$8,885	$8,531
Cost of revenues	6,215	4,849

Gross profit	2,670	3,682

Operating expenses:
Product development and research	1,242	1,415
Selling, general and administrative	3,889	4,900

Total operating expenses	5,131	6,315

Operating loss	(2,461)	(2,633)

Other income (expense):
Interest income, net	17	127
Other income (expense), net	(23)	(16)

Total other income (expense), net	(6)	111

Loss before provision for income taxes	(2,467)	(2,522)

Provision for income taxes	52	71

Net loss	$(2,519)	$(2,593)

Loss per share – basic and diluted	$(0.18)	$(0.19)

Weighted average shares – basic and diluted	13,749	13,754

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three Month Period Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,519)	$(2,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction in allowance for doubtful accounts receivable and product returns	(92)	(33)
Increase (decrease) in reserves for excess inventories	(41)	188
Stock-based compensation	976	1,070
Depreciation and amortization	162	126
Loss of write off of patents and trademarks	39	—
Changes in operating assets and liabilities:
Accounts receivable	2,002	2,290
Prepaid expenses and other current assets	(22)	(160)
Inventories	210	(1,516)
Other assets	(1)	(20)
Accounts payable and accrued liabilities	(640)	(683)
Deferred revenue	(521)	(108)
Accrued payroll and other accrued expenses	313	(210)

Net cash used in operating activities	(134)	(1,649)

Cash flows from investing activities:
Sales of marketable securities, net	1,600	1,500
Purchases of property and equipment	(115)	(61)
Costs of patents and trademarks	(17)	(7)

Net cash provided by investing activities	1, 468	1,432

Cash flows from financing activities:
Short term borrowings	2,500	—

Net cash provided by financing activities	2,500	—

Effect of exchange rate changes on cash and cash equivalents	(1)	20

Increase (decrease) in cash and cash equivalents	3,833	(197)

Cash and cash equivalents:
Beginning of period	1,344	3,938

End of period	$5,177	$3,471

Supplemental disclosures of cash flow information:
Interest paid	$4	$4

Income taxes paid	$53	$71

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

The information included herein should be read in conjunction with the consolidated financial statements and the related notes, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had cash, cash equivalents and short-term investments of approximately $5.2 million, which included $2.5 million of cash drawn on a $5 million secured line of credit with a term of one year obtained by the Company in December of 2006. The Company has an accumulated deficit of $40.1 million as of March 31, 2007 and cash used in operations for the quarter ended March 31, 2007 of approximately $134,000. Based on the Company’s 2007 business operating plan and related estimates of cash requirements, current and projected operating cash projections and the amounts available on the line of credit may be insufficient to fund operations for the next 12 months. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company is unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of March 31, 2007, total consolidated indebtedness for money borrowed was $2,653,000. The Company is pursuing various other financing alternatives in addition to the $5 million line of credit obtained in December 2006. There is no assurance that the Company will be successful in obtaining the required capital, and any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

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

Accounts Receivable and Allowance for Doubtful Accounts—The Company’s accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. The Company continually monitors individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. The Company generally offers 30-day payment terms, however, some distributors in the Branded Products business segment and some of our Japanese OEM customers require as long as 120-day payment terms.

Reserve for Estimated Product Returns— While not an explicit part of the Company’s terms and conditions of product sales except for some customers, it does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its Branded Products business segment for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate, revenues in the subsequent period will be adversely affected.

Inventories—Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the first in – first out cost method.

Inventory Reserve—At each balance sheet date the Company evaluates ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecasted sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax—As part of the process of preparing financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, the Company must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as interest and other expense in the statement of income.

Foreign Exchange Exposure— The Company has established relationships with most of the major OEMs in the OEM Remotes market. Many of these OEMs are based in Japan and approximately 19%, 20% and 28% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company’s revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, the Company’s actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in OEM Remotes revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company’s Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. During the quarters ended March 31, 2007 and 2006, the Company did not use foreign currency forward and average rate option contracts to hedge this exposure.

Stock-based Compensation. On January 1, 2006, the Company adopted “SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarters ended March 31, 2007 and 2006 were $976,000 and $1,070,000 respectively. The effect on basic and diluted earnings per share for the quarters ended March 31, 2007 and 2006 were $(0.07) and $(0.08) per share, respectively. As of March 31, 2007, the Company has $2,348,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.50 years.

During the quarter ended March 31, 2007, the Company did not grant any stock options and none were exercised.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the quarter ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro forma information was provided. As stock-based compensation expense recognized in the Statement of Operations for the quarter ended March 31, 2007 is based on awards that vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter ended March 31, 2007, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for the quarter ended March 31, 2007 totaling $32,000. For the quarter ended March 31, 2006, forfeitures were estimated to be a combined 9% for executives and employees and totaled $30,000.

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

The weighted average fair value at the date of grant for stock options granted during the quarter ended March 31, 2006 was $2.35 per option. There were no stock options granted during the first quarter of 2007. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Quarter Ended March 31,
	2007	2006
Expected life (years)	—	5.5
Interest rate	—%	4.6%
Volatility	—%	90%
Dividend yield	—%	0%

A summary of the Company’s nonvested shares as of March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested as of December 31, 2006	1,483	$4.33
Granted	—	—
Vested	(304)	5.28
Forfeited or expired	(10)	3.81

Nonvested as of March 31, 2007	1,169	4.11

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

3.	Inventories

Net inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw material	$10,681	$9,365
Work in process	589	1,244
Finished goods	1,837	2,708
Reserve for excess and obsolete inventory	(2,570)	(2,611)

Total inventories	$10,537	$10,706

4.	Line of Credit

In December 2006, the Company obtained a line of credit from a bank with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the one year term of the agreement, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain conditions in the agreement are not met. As of March 31, 2007 and May 9, 2007, all terms and conditions of the line of credit agreement have been met, and the Company had drawn $2.5 million and $1.5 million against the line of credit, respectively.

5.	Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of March 31, 2007, options for 6,544,000 shares of stock have been granted (3,642,000 are outstanding and 2,902,000 have been exercised, forfeited or expired) and 706,000 options were available for grant.

Activity under the Plan for the first three months of 2007 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period	3,666	$5.09
Granted	—	—
Exercised	—	—
Forfeited or expired	(24)	4.57

Outstanding—end of period	3,642	$5.09

Exercisable—end of period	2,473	$5.65

The vested and exercisable stock options outstanding as of March 31, 2007 have a weighted average remaining contractual life of 65 months and have $127,480 in intrinsic value. The following table summarizes information about stock options outstanding under the Plan as of March 31, 2007, (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$2.60	64	114	9	55
2.65	282	114	39	243
2.70	51	116	41	10
2.80	30	110	8	22
2.94	368	11	368	0
3.04	36	6	36	0
3.15	1024	108	512	512
3.25	12	109	6	6
3.30	5	11	5	0
4.30	14	9	14	0
5.49	12	99	7	5
5.50	2	0	2	0
5.56	7	98	4	3
5.65	15	15	15	0
5.70	440	99	257	183
6.14	19	96	12	7
6.15	188	96	120	68
6.45	392	20	392	0
7.54	30	18	30	0
7.82	13	95	9	4
7.98	2	92	2	0
9.40	610	87	559	51
10.60	26	24	26	0
Total	3,642		2,473	1,169

6.	Earnings Per Share

For all periods presented, per share information was computed pursuant to provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” issued by the Financial Accounting Standards Board (“FASB”). The computation of earnings per share basic is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share diluted also includes the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

Common stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using the average market price for the period.

The following table contains information necessary to calculate earnings per share (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding – basic	13,749	13,754

Effect of dilutive securities (employee/director stock options) (1)	—	—

Weighted average shares – diluted	13,749	13,754

(1)

Due to the net loss for the three month periods ended March 31, 2007 and 2006, respectively, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 3.6 million and 4.5 million shares for 2007 and 2006, respectively, were excluded from the calculations.

7.	Comprehensive Income (Loss)

The following table provides the data required to calculate comprehensive loss in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2005	$(490)
Translation adjustment	20	$20
Net loss		(2,593)

Balance at March 31, 2006	$(470)	$(2,573)

Balance at December 31, 2006	$(505)

Translation adjustment	(1)	$(1)

Net loss		(2,519)
Balance at March 31, 2007	$(506)	$(2,520)

8.	Segment Information

The Company has four business segments: (i) Branded Products; (ii) OEM Remotes; (iii) E-transactions; and (iv) Specialty Components. The Company evaluates performance based on revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

Three Months Ended:	Branded Products	OEM Remotes	E-transactions	Specialty Components	Total
March 31, 2007
Revenue	$2,079	$2,734	$2,115	$1,957	$8,885
Gross profit	1,178	(91)	1,083	500	2,670
March 31, 2006
Revenue	$1,786	$4,002	$1,611	$1,132	$8,531
Gross profit	1,021	1,016	1,020	625	3,682

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended and as of March 31,
	2007		2006
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$5,060	$1,089	$4,667	$1,166
Japan	1,711	176	1,163	129
Asia (other than Japan)	902	353	1,908	55
Europe and other	1,212	179	793	—

	$8,885	$1,797	$8,531	$1,350

Major Customers—In the first three months of 2007 and 2006, no single customer represented 10% or more of total revenues. Two customers accounted for 15% and 9% of accounts receivable at March 31, 2007 while one of the same customers accounted for 13% and a different customer accounted for 8% of the accounts receivable at March 31, 2006.

Major Suppliers—The Company buys certain dies and adhesives, that are used in various products, from single source suppliers. Due to a limited number of suppliers for these items, a sudden change to a different supplier could cause delays in manufacturing.

9.	Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As a result of the implementation of Interpretation No. 48, the Company did not recognize any increase in the liability for unrecognized tax benefits. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Inland Revenue Department (IRD) of Hong Kong commenced an examination of the Company’s Hong Kong income tax returns for 2003 through 2005 in the first quarter of 2007 that is anticipated to be completed in the 2007 fiscal year. Due to delinquencies in filing annual tax returns for the 2003, 2004 and 2005 fiscal years, the IRD has assessed certain adjustments to the Company’s overall reported losses in Hong Kong for those periods stated above. These adjustments have resulted in additional income tax assessments and cash payments that have been made for 2003, 2004 and 2005 totaling $456,000 as of the date of this filing. The Company does not anticipate any further adjustments will be made, however in the event there are additional assessments, Management does not anticipate they will result in a material change to its financial position.

10.	Contingencies

Legal Matters—On November 15, 2005, a class action alleging violations of federal securities laws was filed against the Company and two of its current and former officers in the United States District Court for the Central District of California. The complaint alleges that, between April 24, 2003 and November 1, 2005, the Company and two of its current and former officers made false and misleading statements and failed to disclose material information regarding the Company’s results of operations and financial condition. The complaint includes claims under the Securities Act of 1933, as amended (the “Securities Act”) and Exchange Act of 1934, as amended (the “Exchange Act”) and seeks unspecified damages and legal expenses.

On November 3, 2006, the Court appointed new lead plaintiffs. On January 16, 2007, the lead plaintiffs filed an amended complaint. The amended complaint also includes claims under the Securities Act and the Exchange Act and seeks unspecified damages and legal expenses. On February 22, 2007, defendants filed a motion to dismiss the amended complaint. That motion is set to be heard in June 2007. The Company has recorded approximately $263,000 in expenses for 2006 and has incurred no costs to date in 2007 in connection with the class action proceeding. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome of this matter.

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

In connection with the class action and the derivative proceedings described above, the Company voluntarily contacted the SEC in 2006 to inform the SEC of both proceedings. Soon thereafter, the SEC responded with several inquiries, to which the Company responded promptly. The Company has not received any further inquiries from the SEC, however, the SEC may at any time resume its inquiries into the basis of the class action and derivative proceedings.

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

Quarterly Financial Performance

The following table presents certain financial information for each of the following quarters:

Quarter Ended (unaudited)

(in thousands, except per share data)

	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005
Revenues	$8,885	$10,156	$9,034	$8,517	$8,531	$8,484	$10,223	$10,263

Gross profit	$2,670	$1,377	$3,249	$1,964	$3,682	$1,691	$1,292	$1,819

Net loss	$(2,519)	$(3,647)	$(1,885)	$(3,631)	$(2,593)	$(3,256)	$(2,689)	$(1,961)

Loss per share – basic and diluted	$(0.18)	$(0.27)	$(0.14)	$(0.26)	$(0.19)	$(0.24)	$(0.20)	$(0.14)

Quarterly revenues in the first quarter of 2007 declined 13% from the fourth quarter of 2006 due primarily to a decline in our E-transactions business segment revenues, which fluctuate greatly from quarter to quarter depending on the size of individual customer transactions. Our revenues grew sequentially from the second quarter of 2006 through the fourth quarter of 2006, with the fourth quarter of 2006 showing the largest sequential quarterly growth due to increases in the E-transactions business segment revenues. Gross profit margins fluctuate significantly from quarter to quarter due to varying factors, including allocation of unabsorbed overhead costs and the mix of products that are produced and sold. The gross profit margin for the first quarter of 2007 was 30%, which is a level more in line with the 28% gross margins the Company experienced for the full fiscal year ended December 31, 2006. The gross margin for the first quarter of 2007 was 30%, which was significantly lower than the 43% gross margin for the first quarter of 2006. This decrease was due in part to (i) lower gross profit margins in the Company’s Japan subsidiary in the first quarter of 2007 compared to the first quarter of 2006 and (ii) incrementally more unabsorbed indirect manufacturing costs occurring in the first quarter of 2007 compared to the first quarter of 2006. We expect quarterly gross profit margins to continue to fluctuate in 2007, but not as significantly in 2006. The Company has incurred losses in each of the previous twelve quarters as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins due in part to the unabsorption of manufacturing costs, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and costs related to an internal investigation undertaken by the Company in 2005 and 2006.

Current Opportunities and Challenges

Our principal challenges are (i) to manage margins in our OEM Remotes business and (ii) maintain existing margins in our Branded Products business segment while continuing to invest in our E-transactions and Specialty Components business segments as they grow to achieve the revenue levels that will sustain and justify our continued investments in those business segments. Our ability to manage these challenges will define the level of our success over the next two to three years.

A considerable portion of our effort is directed at emerging markets such as our E-transactions market where our success depends on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, therefore, our long-term performance.

Management faces the constant challenge of balancing the Company’s investment in new technology, product development and marketing initiatives against the objective of steady earnings growth. A decision to make a significant investment in a new technology, product or marketing effort may have a short-to-medium term negative impact on earnings even if the investment proves to be justified. Because we intend to pursue a growth strategy, it is probable that we will make investments in new business opportunities that will increase operating costs, decrease margins and negatively impact earnings until the investment produces significant revenue growth.

Our quarterly results are often affected by volatility in orders for a particular product. Sales of our E-transactions products to large institutions are typically made pursuant to large purchase orders, which can be one-time events or can occur at widely-dispersed intervals.

We are facing a challenge in maintaining adequate capital resources to fund our business plan. While our current estimates show an improvement in cash burn rates over time, they also show that we will require additional capital over the short term to fund our anticipated operations. We are in discussions with respect to various financing options but cannot be sure that any such discussions will result in sufficient capital resources to meet our forecast cash needs. It is also possible that our actual revenue could be less than and/or that our costs could exceed our current expectations. In either event, any capital resources that are available to us may be insufficient to meet our needs.

Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II below.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had cash, cash equivalents and short-term investments of approximately $5.2 million, which included $2.5 million of cash drawn on a $5 million secured line of credit with a term of one year obtained by the Company in December of 2006. The Company has an accumulated deficit of $40.1 million as of March 31, 2007 and cash used in operations for the quarter ended March 31, 2007 of approximately $134,000. Based on the Company’s 2007 business operating plan and related estimates of cash requirements, current and projected operating cash projections and the amounts available on the line of credit may be insufficient to fund operations for the next 12 months. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company is unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of March 31, 2007, total consolidated indebtedness for money borrowed was $2,653,000. The Company is pursuing various other financing alternatives in addition to the $5 million line of credit obtained in December 2006. There is no assurance that the Company will be successful in obtaining the required capital, and any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

Business Segment Overview – Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

For the three months ended March 31, 2007 and 2006, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Branded Products:
- Revenue	$2,079	23%	$1,786	21%
- Gross Profit	1,178		1,021
- Gross Profit % of Segment Revenue	57%		57%

OEM Remotes:
- Revenue	$2,734	31%	$4,002	47%
- Gross Profit (Loss)	(91)		1,016
- Gross Profit (Loss) % of Segment Revenue	(3)%		25%

E-transactions:
- Revenue	$2,115	24%	$1,611	19%
- Gross Profit	1,083		1,020
- Gross Profit % of Segment Revenue	51%		63%

Specialty Components:
-Revenue	$1,957	22%	$1,132	13%
-Gross Profit	500		625
-Gross Profit % of Segment Revenue	26%		55%

All Segments:
- Revenue	$8,885	100%	$8,531	100%
- Gross Profit	2,670		3,682
- Gross Profit %	30%		43%

Branded Products

In our Branded Products business segment, we sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors

Branded Products revenues for the three months ended March 31, 2007 increased 47% when compared to the three months ended December 31, 2006 and 16% when compared to the three months ended March 31, 2006. The increase in revenues from the fourth quarter of 2006 to the first quarter of 2007 is the result of normal seasonable buying patterns through our distribution channels to end users. The increase from the first quarter of 2006 to the first quarter of 2007 is attributable to the mix and varying volume of products being offered during those periods. Branded products gross profit margins remained constant at 57% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

OEM Remotes

In our OEM Remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications. Revenues for the three months ended March 31, 2007 decreased 17% and 32%, when compared to the three months ended December 31, 2006 and March 31, 2006, respectively. These declines are related to an overall market decline for higher quality, higher selling products, resulting in a continuing decline in our selling prices and the volume of products being sold.

Our OEM Remotes gross margins for the three months ended March 31, 2007 decreased to negative 3% when compared to 25% for the three months ended March 31, 2006 due primarily to higher gross margins in our Japanese subsidiary’s OEM remote product sales in the first quarter 2006 as compared to the first quarter of 2007 and to more unabsorbed manufacturing costs being allocated to the OEM Remote business segment in the first quarter of 2007 compared to the first quarter of 2006. Gross margins for the fourth quarter of 2006 were negative 5%.

E-Transactions

In our E-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

In the three months ended March 31, 2007, E-transaction revenues decreased 46% when compared to the three months ended December 31, 2006 and increased 31%, when compared to the three months ended March 31, 2006. Our E-transactions revenues and gross margins will fluctuate greatly from period to period due to individually significant sales transactions, which are negotiated independently.

E-transaction gross profit margins for the three months ended March 31, 2007 and 2006 were 51% and 63% respectively. The three month gross profit margins for 2006 and 2007 are impacted by varying amounts of unabsorbed manufacturing costs.

Specialty Components

In our Specialty Components segment, we sell our MicroNav™ products and custom Force Sensing Resistors (“FSR”) and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the three months ended March 31, 2007 increased 73% compared to the three months ended March 31, 2006. The increase in revenues was related to the addition of a significant customer in the latter part of 2006, which favorably impacted revenues in the first quarter of 2007 as compared to the first quarter of 2006. Specialty component gross profit margin for the three months ended March 31, 2007 was 26% compared to 55% for the first quarter of 2006. The overall margin decrease is due to the allocation of more unabsorbed manufacturing costs in the first three months of 2007 than in the first three months of 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 decreased to $5,131,000, from $6,315,000 for the three months ended March 31, 2006. The $1,184,000 decrease in operating expenses is due primarily to: a $94,000 decrease in non-cash compensation costs related to SFAS 123(R) from $1,070,000 for the three months ended March 31, 2006 to $976,000 for the three months ended March 31, 2007; the absence of $589,000 of costs related to an internal investigation that occurred in the first quarter of 2006; $2,000 in fees related to the Sarbanes-Oxley Act of 2002, which represented a $374,000 decrease from the first quarter of 2006; and decreased audit and professional fees totaling $82,000.

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the research of our technologies. For the first quarter of 2007, our product development and research costs decreased 12% or $173,000 as compared to the first quarter of 2006 due primarily to a $288,000 reduction in outside development costs. This decrease was offset by an increase of $75,000 in payroll and related costs. As a percentage of revenues, product development and research costs decreased to 14% for the three months of 2007 as compared to 17% for the third quarter and first three months of 2006.

Selling, General & Administrative (SG&A) costs include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, and travel and entertainment costs.

For the three months ended March 31, 2007, SG&A costs decreased 21%, to $3,889,000 from $4,900,000 for the three months ended March 31, 2006. The $1,011,000 decrease of SG&A costs in the first quarter of 2007 compared to the first quarter of 2006 is primarily attributable to $589,000 of costs related to an internal investigation that occurred in the first quarter of 2006, a reduction of $374,000 in costs associated with the Sarbanes-Oxley Act of 2002, decreased professional and consulting fees of $82,000, and $139,000 of decreased advertising and promotional costs. These decreases were offset by an increase in payroll and related costs of $161,000. As a percentage of revenues, SG&A decreased to 44% in the first quarter of 2007 compared to 57%, in the same period of 2006.

Operating Results

In summary, our operating loss of $2,461,000 for the three months ended March 31, 2007 was attributable to the following factors:

•

A $976,000 non-cash charge for stock-based compensation related to the implementation of SFAS 123(R). This charge is split among several expense line items in our Consolidated Statement of Operations including cost of sales ($178,000), product development and research ($209,000) and SG&A ($589,000).

•

A $354,000 or 4% increase in revenues for the first three months of 2007 compared to the first three months of 2006 primarily resulting from increases in Specialty Products and E-transactions revenues, which was offset by a decline in OEM Remotes revenues.

•

The increase in revenues was offset by an overall decrease in gross profit margin percentage to 30% in the first three months of 2007 compared to 43% in the first three months of 2006. This decrease in gross profit margin was primarily attributable to significantly lower gross profit margin in the OEM Remotes business segment, which decreased from 25.4% for the three months ended March 31, 2006 to negative 3% for the three months ended March 31, 2007. The lower gross profit margins in the OEM Remotes business segment in this period was due to a reduction of revenues of 32% from the first quarter of 2006 compared to the first quarter of 2007, resulting in increased unabsorbed manufacturing costs applied to this business segment. The decrease in gross profit margin was also affected by decreased gross profit margins in the E-transactions and Specialty Components business segments in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Each of these business segments margins was affected by unabsorbed manufacturing costs being applied to cost of sales, which was due to production levels being below capacity levels that were sufficient to absorb all manufacturing costs.

•

A $1,184,000 decrease in operating expenses, which is due primarily to: a $94,000 decrease in non-cash compensation costs related to SFAS 123(R) from $1,070,000 for the three months ended March 31, 2006 to $976,000 for the three months ended March 31, 2007; the absence of $589,000 of costs related to an internal investigation that occurred in the first quarter of 2006; $2,000 in fees related to the Sarbanes-Oxley Act of 2002, which represented a $374,000 decrease from the first quarter of 2006; and decreased audit and professional fees totaling $82,000. Total other expense, net was $6,000 in the three months ended March 31, 2007 as compared to a net income of $111,000 for the three months ended March 31, 2006. This reduction is primarily due to lower interest income recognized in the first three months of 2007, which in turn is due to lower cash balances currently held by the Company.

For the three months ended March 31, 2007 there was a $52,000 provision for income taxes as compared to a $71,000 provision for income taxes for the three months ended March 31, 2006 related to a statutory tax filing of one of the Company’s international subsidiaries.

We have approximately $44.0 million in net operating loss (“NOL”) carryforwards available for U.S. federal tax purposes, of which $684,000 expire in 2007. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of March 31, 2007. This has no effect on the Company’s NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

Liquidity and Capital Resources

Working capital decreased to $13.3 million at March 31, 2007 from $14.8 million at the end of 2006. This decrease is due primarily to the loss from operations, which resulted in $134,000 of cash used in operations for the quarter ended March 31, 2007, and net borrowings of $2.5 million from the Company’s line of credit as of March 31, 2007, which was offset by a use of cash of $1.9 million through collections on accounts receivable.

Cash used in operations was $134,000 for the first three months of 2007 as compared to $1,649,000 in the first three months of 2006. This improvement of cash used is due primarily to cash collections on accounts receivable, which resulted in a source of cash of $1,936,000 for the three months ended March 31, 2007. We spent $115,000 in the first three months of 2007 to purchase additional manufacturing and computer equipment compared to $61,000 in the first three months of 2006. We also invested $17,000 in acquiring new patents and trademarks in the first three months of 2007 as compared to $7,000 in the first three months of 2006. We wrote off $39,000 of non usable patents in the three months ended March 31, 2007.

We made no payments on long-term debt, and there were no proceeds from the exercise of employee and director stock options during the first three months of 2007 and 2006.

In December 2006, the Company obtained a line of credit with a bank. The line of credit is secured by accounts receivable and other assets. Under the one-year term of the related credit agreement, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain covenants are not met. As of March 31, 2007, the Company had drawn $2.5 million against this line of credit.

We currently have minor commitments for capital expenditures and certain commitments for material purchase obligations of inventory.

In February 2007, we signed a new software licensing agreement with a company for the continued use of software in certain of our products. This agreement supersedes a previous agreement with the same software company and becomes effective April 1, 2007. The agreement provides for payments of $15 per each seat of software sold packaged with certain products of the Company’s involving its electronic signature pads. Minimum payments under the agreement are $300,000 per quarter, Quarterly minimum amounts are permitted to be carried forward and applied to future product shipments. The agreement allows for the Company to purchase the software from the software company at any time during the agreement, which is effective through June 30, 2011.

Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2006, the last fiscal year-end date, were as follows (in thousands):

	Total	Less than One Year	1-3 Years	4th Year
Long-term debt obligations	$152	$152	$—	$—
Software licensing	4,650	1,050	2,400	1,200
Operating lease obligations	1,514	509	940	65

Total Total	$6,316	$1,711	$3,340	$1,265

These amounts may increase as we pursue our growth strategy but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had cash, cash equivalents and short-term investments of approximately $5.2 million, which included $2.5 million of cash drawn on a $5 million secured line of credit with a term of one year obtained by the Company in December of 2006. The Company has an accumulated deficit of $40.1 million as of March 31, 2007 and cash used in operations for the quarter ended March 31, 2007 of approximately $134,000. Based on the Company’s 2007 business operating plan and related estimates of cash requirements, current and projected operating cash projections and the amounts available on the line of credit may be insufficient to fund operations for the next 12 months. The Company expects to require additional cash in the immediate future to pursue its planned operations. If the Company is unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of March 31, 2007, total consolidated indebtedness for money borrowed was $2,653,000. The Company is pursuing various other financing alternatives in addition to the $5 million line of credit obtained in December 2006. There is no assurance that the Company will be successful in obtaining the required capital, and any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable, on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection that may become questionable based on future payment performance or age of the receivable and other factors related to the customer’s ability to pay. We evaluate our aged receivables on a regular basis and adjust our allowance for doubtful accounts based on our estimates of the ultimate collectibility. However, some of our distributors in the Branded Products business segment and some of our Japanese OEM customers require as long as 120-day payment terms.

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

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the year ended December 31, 2007, forfeitures for employees are estimated to be 12.34% while forfeitures for executives are estimated to be 3%, with the total forfeitures for the first quarter of 2007 totaling $32,000. Projected stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the year ended December 31, 2007 is $2,709,000. The effect on basic and diluted earnings per share for the quarter ended March 31, 2007 was $(0.07) per share. As of March 31, 2007, the Company has $2,348,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as interest and other expense in the statement of income.

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

	Three Months Ended March 31,
	2007	2006
Increase (decrease) in revenues resulting from foreign currency fluctuations	$56	$—
Hedging gains (losses)	—	(1)

Net revenue impact	$56	$(1)

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 “Quantifying Financial Statement Misstatements” (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 has not had a material impact on our financial condition, results of operations or liquidity.

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

Foreign Currency Exchange Rate Risk—Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. Gains or losses on these contracts are then offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the three month periods ended March 31, 2007 and 2006, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first three months of 2007, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of March 31, 2007, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure – Based on our overall interest rate exposure at March 31, 2007, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2007, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 (the “2007 Evaluation”). The 2007 Evaluation was similar in scope to the evaluation conducted at the end of our 2006 fiscal year (the “2006 Evaluation”). At the end of 2006, though we no longer classified as an accelerated filer for Exchange Act reporting purposes, we did perform certain functions to make changes and improvements in our controls and procedures. The 2006 Evaluation focused on the material weaknesses disclosed as a result of the ineffectiveness of our disclosure controls and procedures for the 2005 fiscal year. Based on the 2007 Evaluation, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow required disclosure within the time periods specified in the Exchange Act. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

Our goal is to implement and maintain effective internal control over financial reporting and we believe that with the exception of one remaining weakness, discussed below, we have done so as of March 31, 2007. Additional material weaknesses not known to us at this time may, however, come to our attention in the future. We believe that the 2006 Evaluation was thorough and the disclosure in our recently filed 2006 annual report filed on Form 10-K provides investors a complete update of the material weaknesses that were remediated during 2006 and that remained as of December 31, 2006.

Material weaknesses of which we are aware at December 31, 2006, and which we remediated during this first quarter of fiscal year 2007, are:

•

Timely Filing of all Required Exchange Act Reports. By timely filing with the SEC the 2006 annual report on Form 10-K and this quarterly report on Form 10-Q for the three month period ended March 31, 2007, we have filed the required SEC reports timely for two consecutive quarters. Prior to this, our internal control over financial reporting was not effective to ensure that the Company was able to timely file required reports.

Material weaknesses of which we are aware and expect to remediate in the second quarter of 2007 are:

•

Inventory Costing Methods. By adding more refinement, analysis, and timeliness to the process of identifying and updating our costs of inventory parts, we expect to have two consecutive quarters of remediation of our material weakness in our inventory costing methods.

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

The Company continues to defend itself in a class action and a shareholder derivative action. Each of these proceedings alleges violations of federal and state securities laws, and the shareholders derivative action also involves common law and Delaware corporate law claims. See Note 10 to the Financial Statements included in Item 1 of Part I of this Form 10-Q for more information about these legal proceedings and other legal maters concerning the Company.

Item 1(A).	Risk Factors

We have incurred net losses and negative cash flow from operations for the past twelve fiscal quarters and will experience future quarterly losses. Continued losses and negative cash flow would reduce our internal resources, limit our growth options, require additional cash infusions and could ultimately place our continued viability in question

We have incurred losses and negative cash flow from operations in each of the previous twelve quarters as a result of various factors, including declining gross profit margins in our OEM Remote business segment, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs. We will continue to incur net quarterly losses and negative cash flow from operations as we continue to invest in new technology and emerging markets. We are incurring these losses in part to develop lines of business that we believe to be promising but that may fall short of our expectations. Accordingly, we cannot assure you that we will achieve or sustain profitability or positive cash flow. If we do not achieve profitability and positive cash flow, our financial resources will be adversely affected and we may be forced to curtail or discontinue certain operations, which could result in the allocation of fixed costs over a smaller revenue base or affect our future competitiveness. Continued negative cash flow from operations could also require us to seek financing, which could prove dilutive to the interests of existing investors. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

Our existing capital resources and credit availability may not be sufficient to pursue our business plan and our auditors have expressed doubt as to our ability to continue as a going concern. The failure to secure the necessary resources would require us to limit operations, which could have an adverse impact on our ability to develop our business as currently planned.

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

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and as of March 31, 2007, only one material weaknesses remains to be remediated. As of December 31, 2006, our disclosure controls and procedures were effective, though there can be no assurances that future material weaknesses will be discovered. These measures are more fully described elsewhere in this Report, including under the caption “Item 4—Controls and Procedures.”

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

Historically, the largest contributor to our consolidated sales was from our OEM Remotes business segment. In late 2005, we deemphasized and reorganized certain segments of this market. As a result, OEM Remotes sales in these segments have declined. At the same time, we have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as our MicroNav™ family of products, the E-transactions market and selected aspects of the OEM Remotes market. We expect to continue to identify and develop products for new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to accurately predict growth and demand in new markets may cause us to suffer substantial losses or reduced earnings.

Our OEM Remotes business is focused on consumer markets that are intensely price competitive. If we cannot generate volume and related manufacturing efficiencies required to compete in these markets, our results of operations will be adversely affected.

Historically, our OEM Remotes business was primarily focused on selling remote devices in the presentation projector market. As a specialty market, this sector generated relatively low sales volumes with correspondingly high margins. However the presentation projector market has become more consumer-oriented and price competition has increased. We have shifted our OEM Remotes business toward sales to manufacturers of advanced viewing devices which is also very consumer oriented and price competitive but which offers the potential for higher volumes. If we cannot increase production and sales volume, or if we otherwise fail to achieve production efficiencies, our results of operations and financial position will be adversely affected.

Failure to maintain, develop and expand our OEM relationships could cause demand for our products to decrease.

Sales to OEMs in our OEM Remotes and Specialty Components markets constituted 53% of our total sales for 2006. If we fail to maintain, develop and expand our relationships with significant OEMs, or if those OEMs are not successful in their marketing and sales efforts, demand for our products may decrease. If our OEM customers experience a significant reduction in demand for advanced viewing devices, televisions or presentation systems, it will significantly decrease demand for our remote devices.

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

Our revenue from international sales accounted for approximately 45%, 55% and 60% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our non-FSR manufacturing is currently performed in China. Our international operations involve a number of risks, including:

•	import-export license requirements, tariffs, taxes and other trade barriers;

•	difficulty in staffing and managing foreign operations;

•	ability to secure credit and funding;

•	difficulty in maintaining an effective system of internal controls at our foreign manufacturing facility;

•	foreign collection problems;

•	foreign exchange exposure

•	reduced protection of intellectual property rights;

•	international unrest and terrorism;

•	political and economic instability; and

•	transportation risks.

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

A separate EU Directive on Waste Electrical and Electronic Equipment (“WEEE”) become effective in January 1007. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are actively monitoring initial implementation of the WEEE Directive by the member states. In the case of our OEM products, compliance with WEEE is the responsibility of our customer; however, we would be responsible for compliance in the case of direct sales of our products in the EU. Compliance with the WEEE Directive may increase our costs and any failure to comply with the WEEE Directive for which we are responsible could lead to monetary penalties.

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

INTERLINK ELECTRONICS, INC.

DATE:	May 15, 2007	/s/ Charles C. Best
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