Form 10-Q
period 2007-06-30
INTERLINK ELECTRONICS INC
filed 2007-08-14
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Shares of Common Stock Outstanding, at August 10, 2007: 13,749,310

INTERLINK ELECTRONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,983	$1,344
Short-term investments, available for sale	—	1,600
Accounts receivable, less allowance for doubtful accounts and product returns of $540 and $1,131 at June 30, 2007 and December 31, 2006, respectively	5,950	8,034
Inventories, net	9,724	10,706
Prepaid expenses and other current assets	660	560

Total current assets	18,317	22,244
Property and equipment, net	1,576	1,594
Patents and trademarks, net	213	272
Other assets	244	245

Total assets	$20,350	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$73	$152
Short term borrowings	1,500	—
Accounts payable and accrued liabilities	2,243	4,331
Accrued payroll and related expenses	2,513	2,243
Deferred revenue	124	765

Total current liabilities	6,453	7,491

Contingencies

Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,749 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	56,715	54,946
Accumulated other comprehensive loss	(543)	(505)
Accumulated deficit	(42,275)	(37,577)

Total stockholders’ equity	13,897	16,864

Total liabilities and stockholders’ equity	$20,350	$24,355

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2007	2006	2007	2006
Revenues	$8,006	$8,517	$16,891	$17,048
Cost of revenues	5,440	6,553	11,655	11,402

Gross profit	2,566	1,964	5,236	5,646

Operating expenses:
Product development and research	1,052	1,424	2,294	2,839
Selling, general and administrative	3,679	4,247	7,568	9,147

Total operating expenses	4,731	5,671	9,862	11,986

Operating loss	(2,165)	(3,707)	(4,626)	(6,340)

Other income (expense):
Interest income, net	(24)	107	(8)	234
Other expense, net	10	(23)	(12)	(39)

Total other income (expense), net	(14)	84	(20)	195

Loss before provision for income taxes	(2,179)	(3,623)	(4,646)	(6,145)
Provision for income taxes	—	8	52	79
Net loss	$(2,179)	$(3,631)	$(4,698)	$(6,224)

Loss per share – basic and diluted	$(0.16)	$(0.26)	$(0.34)	$(0.45)

Weighted average shares – basic and diluted	13,749	13,765	13,749	13,760

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six Month Period Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,698)	$(6,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reduction in) allowance for doubtful accounts receivable and product returns	(23)	24
Increase (decrease) in reserves for excess inventories	(753)	593
Shareholder loan reduction	—	35
Stock-based compensation	1,769	2,144
Depreciation and amortization	313	321
Write off of patents and trademarks	39	—
Changes in operating assets and liabilities:
Accounts receivable	2,107	2,385
Prepaid expenses and other current assets	(100)	(18)
Inventories	1,735	(2,661)
Other assets	1	(20)
Accounts payable and accrued liabilities	(2,088)	(1,661)
Deferred revenue	(641)	(208)
Accrued payroll and other accrued expenses	270	177

Net cash used in operating activities	(2,069)	(5,113)

Cash flows from investing activities:
Sales of marketable securities	1,600	4,800
Purchases of property and equipment	(254)	(389)
Costs of patents and trademarks	(20)	(26)

Net cash provided by investing activities	1,326	4,385

Cash flows from financing activities:
Short term borrowings	1,500	—
Proceeds from exercise of employee/director stock options	—	50
Proceeds from payment of shareholder notes	—	42
Principal payments on notes payable	(80)	(62)

Net cash provided by financing activities	1,420	30

Effect of exchange rate changes on cash and cash equivalents	(38)	(138)

Increase (decrease) in cash and cash equivalents	639	(836)
Cash and cash equivalents:
Beginning of period	1,344	3,938

End of period	$1,983	$3,102

Supplemental disclosures of cash flow information:
Interest paid	$48	$12

Income taxes paid	$53	$79

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND AS OF JUNE 30, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

1. Basis of Presentation of Interim Financial Data

The financial information as of June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006, included in this report, is unaudited. Such information, however, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

The information included herein should be read in conjunction with the consolidated financial statements and the related notes, which are included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million, which included $1.5 million of cash drawn on a $5 million secured line of credit with a one-year term obtained by the Company in December of 2006. The Company has an accumulated deficit of $42.3 million as of June 30, 2007 and cash used in operations for the six months ended June 30, 2007 of approximately $2.1 million. On July 20, 2007, the Company raised $5 million through a private placement of convertible notes and warrants with existing institutional shareholders. The Company may require additional cash to pursue its planned operations during the next 12 months. If the Company requires additional capital and is unable to raise such capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of June 30, 2007, total consolidated indebtedness for money borrowed was $1,573,000. The Company is pursuing various other financing alternatives. There is no assurance that the Company will be successful in obtaining the required capital, and any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

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

Foreign Exchange Exposure— The Company has established relationships with most of the major OEMs in the OEM Remotes market. Many of these OEMs are based in Japan and approximately 19%, 20% and 28% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company’s revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, the Company’s actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in OEM Remotes revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because the Company’s Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. During the three and six month periods ended June 30, 2007 and 2006, the Company did not use foreign currency forward and average rate option contracts to hedge this exposure.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the quarter and six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarters ended June 30, 2007 and 2006 were $793,000 and $1,074,000 respectively. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the six months ended June 30, 2007 and 2006 were $1,769,000 and $2,144,000 respectively. The effect on basic and diluted earnings per share for the quarters ended June 30, 2007 and 2006 were $(0.06) and $(0.08) per share, respectively. The effect on basic and diluted earnings per share for the six months ended June 30, 2007 and 2006 were $(0.13) and $(0.16) per share, respectively. As of June 30, 2007, the Company has $2,822,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.75 years.

During the quarter and six months ended June 30, 2007, the Company granted options to acquire 897,375 shares of its common stock at an average exercise price of $2.45 per share. The estimated fair value of all awards granted during the quarter and six months ended June 30, 2007 was $1,272,000, of which $215,000 was recorded as of June 30, 2007. There were no stock options exercised during the three and six months ended June 30, 2007. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the quarter and six months ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro forma information was provided. As stock-based compensation expense recognized in the Statement of Operations for the quarter ended June 30, 2007 is based on awards that vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter and six months ended June 30, 2007, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for the quarter ended June 30, 2007 totaling $82,000 and $114,000 for the three and six months ended June 30, 2007, respectively.

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

The weighted average fair value at the date of grant for stock options granted during the quarter ended June 30, 2006 was $1.53 per option. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Expected life (years)	5.6	5.5
Interest rate	4.4%	4.6%
Volatility	68%	90%
Dividend yield	0%	0%

A summary of the Company’s nonvested shares as of June 30, 2007 and changes during the quarter ended June 30, 2007 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested as of December 31, 2006	1,169	$4.11
Granted	897	2.45
Vested	(287)	5.06
Forfeited or expired	(67)	3.72

Nonvested as of June 30, 2007	1,712	3.11

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

3. Inventories

Net inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw material	$9,395	$9,365
Work in process	792	1,244
Finished goods	1,395	2,708
Reserve for excess and obsolete inventory	(1,858)	(2,611)

Total inventories	$9,724	$10,706

4. Line of Credit

In December 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank, which provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the one-year term of the Agreement, which expires on December 18, 2007, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. As of June 30, 2007, all terms and conditions of the Agreement have been met, and the Company had drawn $1.5 million against the line of credit. On July 18, 2007, the line of credit was amended (the “Amendment”). The Amendment amends certain definitions in the line of credit that governs the $5 million borrowing limit to allow for the sale of the convertible notes (the “Notes”) and warrants described in the Company’s Current Report on Form 8-K dated July 23, 2007. The Amendment reduced the Company’s borrowing limits under the Agreement as follows: for advances, $0, and for letters of credit, foreign exchange contract reserves and cash management services, $150,000 in the aggregate.

5. Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of June 30, 2007, options for 7,156,000 shares of stock have been granted (4,254,000 are outstanding and 2,902,000 have been exercised, forfeited or expired) and 94,000 options were available for grant. Activity under the Plan for the first three months of 2007 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period – January 1, 2007	3,666	$5.09
Granted	897	2.45
Exercised	—	—
Forfeited or expired	(308)	5.13

Outstanding—end of period – June 30, 2007	4,255	$4.53

Exercisable—end of period – June 30, 2007	2,543	$5.54

The vested and exercisable stock options outstanding as of June 30, 2007 have a weighted average remaining contractual life of 71 months and have $173,000 in intrinsic value. The following table summarizes information about stock options outstanding under the Plan as of June 30, 2007, (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$2.25	326	118	0	326
2.40	88	118	2	86
2.60	63	111	14	49
2.60	483	117	27	456
2.65	262	111	58	204
2.70	41	9	41	0
2.70	10	1132	2	8
2.80	30	107	11	19
2.94	340	8	340	0
3.04	13	3	13	0
3.15	951	105	594	357
3.25	10	106	6	4
3.30	5	8	5	0
4.30	14	6	14	0
5.49	12	96	8	4
5.50	2	0	2	0
5.56	7	95	5	2
5.65	16	12	16	0
5.70	410	96	273	137
6.14	18	93	13	5
6.15	188	93	135	53
6.45	342	17	342	0
7.54	27	15	27	0
7.82	10	92	8	2
7.98	2	89	2	0
9.40	561	84	561	0
10.60	24	21	24	0

Total	4,255		2,543	1,712

6. Loss Per Share

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

The following table contains information necessary to calculate loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding – basic	13,749	13,765	13,749	13,760

Effect of dilutive securities (employee/director stock options) (1)	—	—	—	—
Weighted average shares – diluted	13,749	13,765	13,749	13,760

(1)

Due to the net loss for the three and six month periods ended June 30, 2007 and 2006, respectively, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of approximately 4.3 million and 4.0 million shares for 2007 and 2006, respectively, were excluded from the calculations.

7. Comprehensive Loss

The following table provides the data required to calculate comprehensive loss in thousands:

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2005	$(490)
Translation adjustment	(138)	$(138)
Net loss		(6,224)

Balance at June 30, 2006	$(628)	$(6,362)

Balance at December 31, 2006	$(505)

Translation adjustment	(38)	$(38)

Net loss		(4,698)
Balance at June 30, 2007	$(543)	$(4,736)

8. Segment Information –

The Company has four business segments: (i) Branded Products; (ii) OEM Remotes; (iii) E-transactions; and (iv) Specialty Components. The Company evaluates the performance of these segments based on their revenue and gross profit. The Company does not allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

Six months ended:	Branded Products	OEM Remotes	E-transactions	Specialty Components	Total
June 30, 2007
Revenue	$4,364	$4,522	$4,290	$3,715	$16,891
Gross profit	2,067	51	2,223	895	5,236
June 30, 2006
Revenue	$3,668	$6,955	$3,817	$2,608	$17,048
Gross profit	1,617	1,347	1,764	918	5,646

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Six months ended and as of June 30,
	2007		2006
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$9,460	$974	$9,477	$1,240
Japan	3,571	218	2,559	152
Asia (other than Japan)	1,896	597	2,955	109
Europe and other	1,964	—	2,057	—

	$16,891	$1,789	$17,048	$1,501

Major Customers—In the first six months of 2007 and 2006, one customer represented 10% or more of total revenues. Two customers accounted for 22% and 15% of accounts receivable at June 30, 2007 while one of the same customers accounted for 12% and a different customer accounted for 13% of the accounts receivable at June 30, 2006.

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

On November 3, 2006, the Court appointed new lead plaintiffs. On January 16, 2007, the lead plaintiffs filed an amended complaint. The amended complaint also includes claims under the Securities Act and the Exchange Act and seeks unspecified damages and legal expenses. On February 22, 2007, defendants filed a motion to dismiss the amended complaint. The motion was heard on June 4, 2007, at which time the court took the motion under submission. An order from the court on the motion is still pending. The Company has recorded approximately $263,000 in expenses for 2006 and has incurred no costs to date in 2007 in connection with the class action proceeding. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome of this matter.

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

On August 17, 2006, the plaintiff re-filed the derivative action in California state court. The re-filed complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of the Company’s Board of Directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that the Company is found to have violated the federal securities laws and other unspecified damages.

On November 17, 2006, defendants removed the derivative action to federal court. On January 9, 2007, the court stayed the derivative action pending the defendants’ filing of an answer in the securities class action. That stay is still in effect as of the date of the filing of this Report. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

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

11. Subsequent Events

On July 18, 2007 the Company entered into a Purchase Agreement with certain shareholders (Investors) of the Company relating to the purchase by and sale to the Investors of the Notes and Warrants. The closing under the Purchase Agreement took place on July 20, 2007, pursuant to which the Company received aggregate cash proceeds of $5,000,000 and issued to the Investors $5,000,000 of 8% Convertible Notes of the Company, together with warrants to purchase an aggregate 1,984,126 shares of Common Stock of the Company. The Purchase Agreement, among other things, also grants the Investors certain rights with respect to future financings of the Company. The Notes mature on July 19, 2010 and have a conversion price of $1.26 per share. The Warrants expire on July 19, 2012, and may be exercised, in whole or in part, prior to expiration, on either a cash or cashless basis, at an exercise price of $1.51 per share.

On July 25, 2007, Interlink Electronics, Inc. (the “Company”) and Silicon Valley Bank (“SVB”) entered into a Second Amendment to Loan and Security Agreement (the “Amendment”), effective as of July 18, 2007. The Amendment amends certain definitions in the Loan and Security Agreement (the “Loan Agreement”) that governs the $5 million line of credit with SVB, to allow for the sale of the convertible notes (the “Notes”) and warrants described in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2007. Under the terms of the Amendment, until such time as the Notes constitute Subordinated Debt as defined in the Loan Agreement, the Company’s borrowing limits under the Loan Agreement are reduced as follows: for Advances, $0, and for letters of credit, foreign exchange contract reserves, and cash management services, $150,000 in the aggregate. The line of credit with SVB terminates on December 18, 2007, unless renewed.

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

We record our revenue in four market segments: E-transactions (input devices for the electronic signature markets); Specialty Components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions); OEM Remotes (wireless intuitive input device and sensor products for use with presentation projectors and advanced viewing devices) and Branded Products (aftermarket remote control devices sold through retail channels). We have addressed our Specialty Components market since our inception in 1985. Our other three markets have evolved out of our Specialty Components market. We have addressed our OEM Remotes market as a separate market since 1994, Branded Products since 1994 and our E-transactions market since 1999. The relative revenue and gross profit contributions of each of these segments is provided below in Results of Operations-Business Segment Overview.

Quarterly Financial Performance

The following table presents certain financial information for each of the following quarters:

Quarter Ended (unaudited)

(in thousands, except per share data)

	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005
Revenues	$8,006	$8,885	$10,156	$9,034	$8,517	$8,531	$8,484	$10,223
Gross profit	$2,566	$2,670	$1,377	$3,249	$1,964	$3,682	$1,691	$1,292
Net loss	$(2,179)	$(2,519)	$(3,647)	$(1,885)	$(3,631)	$(2,593)	$(3,256)	$(2,689)
Loss per share – basic and diluted	$(0.16)	$(0.18)	$(0.27)	$(0.14)	$(0.26)	$(0.19)	$(0.24)	$(0.20)

Quarterly revenues in the second quarter of 2007 declined 10% from the first quarter of 2007 due primarily to a decline in our OEM Remote business segment revenues, which have been declining from quarter to quarter as a result of our focus on our E-transactions and Specialty Components business segments for future growth. Revenues in the first quarter of 2007 declined 13% from the fourth quarter of 2006. Our revenues grew sequentially from the second quarter of 2006 through the fourth quarter of 2006, with the fourth quarter of 2006 showing the largest sequential quarterly growth due to increases in the E-transactions business segment revenues.

Gross profit margins fluctuate significantly from quarter to quarter due to various factors, including the allocation of unabsorbed overhead costs and the mix of products produced and sold. The gross profit margin for the second quarter of 2007 was 32%, 30% in the first quarter of 2007, and 23% in the second quarter of 2006 The gross profit margin for the six months ended June 30, 2007 was 31%, higher than the 28% in the 2006 the fiscal year. These increases were due primarily to lower obsolete inventory charges as well as a shift in the sales and gross profit dollars from the OEM Remote business segment, which went from 41% to 27% of revenues between the six months ended June 30, 2006 and June 30, 2007. We expect quarterly gross profit margins to continue to fluctuate in 2007, but not as significantly as in 2006.

The Company continues to incur losses as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins due in part to the unabsorption of manufacturing costs, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and costs related to an internal investigation undertaken by the Company in 2005 and 2006.

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

Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in Part II below.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million, which included $1.5 million of cash drawn on a $5 million secured line of credit with a one-year term obtained by the Company in December of 2006. The Company has an accumulated deficit of $42.3 million as of June 30, 2007 and cash used in operations for the six months ended June 30, 2007 of approximately $2.1 million. On July 20, 2007, the Company raised $5 million through a private placement of convertible notes and warrants with existing institutional shareholders. The Company may require additional cash to pursue its planned operations during the next 12 months. If the Company requires additional capital and is unable to raise such capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of June 30, 2007, total consolidated indebtedness for money borrowed was $1,573,000. The Company is pursuing various other financing alternatives. There is no assurance that the Company will be successful in obtaining the required capital, and any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

Business Segment Overview – Three and Six months Ended June 30, 2007 Compared To Three and Six Months Ended June 30, 2006:

For the three and six months ended June 30, 2007 and 2006, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Market Segment
Branded Products:
- Revenue	$2,178	27%	$1,882	22%	$4,364	26%	$3,668	22%
- Gross Profit	1,055		596		2,067		1,617
- Gross Profit % of Segment Revenue	48%		32%		47%		44%

OEM Remotes:
- Revenue	$2,003	25%	$2,953	35%	$4,522	27%	$6,955	41%
- Gross Profit (Loss)	195		331		51		1,347
- Gross Profit (Loss) % of Segment Revenue	10%		11%		1%		19%

E-transactions:
- Revenue	$2,159	27%	$2,206	26%	$4,290	25%	$3,817	22%
- Gross Profit	1,107		744		2,223		1,764
- Gross Profit % of segment Revenue	51%		34%		52%		46%

Specialty Components:
- Revenue	$1,666	21%	$1,476	17%	$3,715	22%	$2,608	15%
- Gross Profit	209		293		895		918
- Gross Profit % of Segment Revenue	13%		20%		24%		35%

All Segments:
- Revenue	$8,006	100%	$8,517	100%	$16,891	100%	$17,048	100%
- Gross Profit	2,566		1,964		5,236		5,646
- Gross Profit %	32%		23%		31%		33%

Branded Products

In our Branded Products business segment, we sell Interlink-branded wireless remote controls and keyboards direct to computer products retailers, corporate resellers and distributors

Branded Products revenues for the three months ended June 30, 2007 increased 16% when compared to the three months ended June 30, 2006 while revenues for the six months ended June 30, 2007 increased 19% when compared to the six months ended June 30, 2006. The increase in revenues for the both the three and six month periods were primarily the result of the mix of products sold and the varying volume of products being offered during those periods and in part due to varying buying patterns through our distributor channels to end users.

The gross margin for our Branded Products in the three months ended June 30, 2007 was 48% compared to 32% for the three months ended June 30, 2006. The increased gross profit margin was attributable to lower unabsorbed manufacturing costs in the first six months of 2007. Gross profit margins for the six months ended June 30, 2007 was 47% compared to 44% in the six months ended June 30, 2006, due primarily to the mix and varying volume of products being offered during those periods.

OEM Remotes

In our OEM Remotes segment, we sell wireless remote controls on an OEM basis to manufacturers of advanced viewing devices, including projectors sold for TV viewing and for use with certain computer software presentation applications. Revenues for the three and six months ended June 30, 2007 decreased 32% and 35%, from the three and six months ended June 30, 2006, respectively. These declines are related to an overall market decline for higher quality, higher selling products, resulting in a continuing decline in our selling prices and the volume of products being sold as well as our strategic decision to focus our efforts on growing our E-transactions and Specialty components business segments for future growth.

Our OEM Remotes gross margins for the three and six months ended June 30, 2007 were 10% and 1%, respectively, compared to 11% and 19% in the three and six months ended June 30, 2006. The decline between the six month periods was due primarily to higher gross margins in our Japanese subsidiary’s OEM remote product sales in the first quarter 2006 and to higher unabsorbed manufacturing costs being allocated to the OEM Remote business segment in the first six months of 2007.

E-Transactions

In our E-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

For the three months ended June 30, 2007, our revenues declined 2% compared to the three months ended June 30, 2006 while for the six months ended June 30, 2007 our revenues increased 12% compared to the six months ended June 30, 2006. E-transaction gross profit margins for the three and six months ended June 30, 2007 were 51% and 52% respectively while our gross profit margins for the three and six months ended June 30, 2006 were 34% and 46% respectively. Quarterly cost of sales is impacted by varying amounts of unabsorbed manufacturing costs, which will impact gross profit margins.

Our E-transactions revenues and gross margins may fluctuate significantly from period to period due to individually significant sales transactions, which are negotiated independently and by varying amounts of unabsorbed manufacturing costs.

Specialty Components

In our Specialty Components segment, we sell our MicroNav™ products and custom Force Sensing Resistors (“FSR”) and FSR-based subassemblies to many customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty components revenues for the three and six months ended June 30, 2007 increased 13% and 42% compared to the three and six months ended June 30, 2006, respectively. These increases were primarily due to higher sales related to a significant customer added in the latter part of 2006. Specialty component gross profit margin for the three and six months ended June 30, 2007 were 13% and 24% compared to 20% and 35% for the three and six months ended June 30, 2006, respectively. These margin decreases were due to the allocation of higher unabsorbed manufacturing costs in each of the 2007 three and six month periods.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 decreased to $4,731,000, from $5,671,000 for the three months ended June 30, 2006. This $940,000 decrease in operating expenses was due primarily to a $213,000 decrease in non-cash compensation costs related to SFAS 123(R), a reduction of $197,000 in consulting fees; a $181,000 of costs associated with the class action lawsuit occurring in the second quarter of 2006, a $151,000 reduction in our product development outside development costs, as well as lower advertising and related marketing costs, bad debt expense and audit fees.

Operating expenses for the six months ended June 30, 2007 decreased to $9,862,000, from $11,986,000 for the six months ended June 30, 2006. The $2,124,000 decrease in operating expenses was due primarily to a $282,000 decrease in non-cash compensation costs related to SFAS 123(R), a reduction of $603,000 of consulting costs; $248,000 of costs associated with the class action lawsuit occurring in the first six months of 2006 that did not occur in the first six months of 2007, $321,000 reduction in Sarbanes-Oxley related costs, $439,000 reduction in our product development outside development costs as well as lower advertising and related marketing costs and bad debt expense.

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the research of our technologies. For the second quarter of 2007, our product development and research costs decreased 26% or $372,000 when compared to the second quarter of 2006. This decrease was due primarily to a $53,000 decrease in non-cash compensation costs related to SFAS 123(R) and a $151,000 reduction in outside development costs. $117,000 of the reduction of product development costs was attributable to a reclassification to costs of sales as the Company recognized customer revenue related to these amounts.

For the first six months of 2007, our product development and research costs decreased 19% or $545,000 when compared to the first six months of 2006 which was due primarily to a $67,000 decrease in non-cash compensation costs related to SFAS 123(R) and to $439,000 reduction in outside development costs. $208,000 of the reduction of product development costs was also attributable to a reclassification to costs of sales as the Company recognized customer revenue related to these amounts. As a percentage of revenues, product developments expenses decreased to 13% and 14% in the second quarter and first six months of 2007, respectively, compared to 17% for each of the second quarter and first six months of 2006, respectively.

Selling, general & administrative (SG&A) costs include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, and travel and entertainment costs. For the three months ended June 30, 2007, SG&A costs decreased 13%, to $3,679,000 from $4,247,000 for the three months ended June 30, 2006. The $568,000 decrease was primarily attributable to $181,000 of costs related to an internal investigation that occurred in the first six months of 2006, decreased audit, professional and consulting fees of $230,000, and $53,000 of decreased advertising and promotional costs. These decreases were partially offset by an increase in payroll and related costs of $272,000. As a percentage of revenues, SG&A expenses decreased to 46% and 45% in the second quarter and first six months of 2007 compared to 50% and 54% for the second quarter and first six months of 2006, respectively.

Operating Results

In summary, our operating loss of $4,626,000 for the six months ended June 30, 2007 was attributable to the following factors:

•

A $1,769,000 non-cash charge for stock-based compensation related to the SFAS 123(R), which was split among several expense line items in our Consolidated Statement of Operations including cost of sales ($311,000), product development and research ($381,000) and selling, general and administrative ($1,077,000).

•

A $157,000 or 1% decrease in revenues for the first six months of 2007 compared to the first six months of 2006 primarily resulting from declining OEM Remote revenues, partially offset by increases in Specialty Products and E-transactions revenues.

•

A two percentage point decrease in the gross profit margin to 31% in the first six months of 2007 compared to 33% in the first three months of 2006. This decrease in gross profit margin was primarily attributable to significantly lower gross profit margin in the OEM Remotes business segment, which decreased from 19% for the months ended June 30, 2006 to 1% for the six months ended June 30, 2007. The lower gross profit margins in the OEM Remotes business segment in this period was due to a reduction of revenues of 35% from the first six months of 2006 compared to the first six months of 2007, resulting in increased unabsorbed manufacturing costs applied to this business segment. The decrease in gross profit margin was also affected by decreased gross profit margins in the Specialty Components business segments in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, from 35% to 24% respectively. This decrease was also attributable to an increase in unabsorbed manufacturing costs. Each business segment’s margins were affected by unabsorbed manufacturing costs being applied to cost of sales, which was due to production levels being below capacity levels that were sufficient to absorb all manufacturing costs.

•	A $2,124,000 decrease in operating expenses.

Total other expense, net was $20,000 in the six months ended June 30, 2007 as compared to total other income, net of $195,000 for the six months ended June 30, 2006. This reduction is primarily due to lower interest income recognized in the first six months of 2007, which is the result of lower cash balances currently held by the Company. The higher interest expense for the first six months of 2007 is due to the need to borrow on the Company’s $5 million line of credit.

For the six months ended June 30, 2007 there was a $52,000 provision for income taxes for the six months ended June 30, 2007 as compared to a $79,000 provision for income taxes for the six months ended June 30, 2006. These amounts both relate to statutory tax filings of one of the Company’s international subsidiaries.

We have approximately $44.0 million in net operating loss (“NOL”) carryforwards available for U.S. federal tax purposes, of which $684,000 expire in 2007. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of June 30, 2007. This has no effect on the Company’s NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

Liquidity and Capital Resources

Working capital decreased to $11.9 million at June 30, 2007 from $14.8 million at December 31, 2006. This decrease is due primarily to the loss from operations for the six months ended June 30, 2007, which resulted in $2.1 million of cash used in operations for the six months ended June 30, 2007, and to the purchase of property and equipment of $254,000.

Cash used in operations was $2,069,000 for the first six months of 2007 as compared to $5,113,000 in the first six months of 2006. This $3,044,000 improvement in cash used in operations is due primarily to a lower operating loss of $1,714,000 as well as improvements in our net changes in inventory. We spent $254,000 in the first six months of 2007 to purchase additional manufacturing and computer equipment compared to $389,000 in the first six months of 2006. We also invested $20,000 in acquiring new patents and trademarks in the first six months of 2007 as compared to $26,000 in the first six months of 2006. We wrote off $39,000 of non usable patents in the six months ended June 30, 2007.

We made $79,000 in payments on long-term debt during the first six months of 2007 compared to $62,000 for the first six months of 2006. There were no proceeds from the exercise of employee and director stock options during the first months of 2007, whereas the Company received $50,000 from the exercise of employee and director stock options in the first six months of 2006.

In December 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank, which provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the original terms of the Agreement, which expires on December 18, 2007, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. As of June 30, 2007, all terms and conditions of the Agreement have been met, and the Company had drawn $1.5 million against the line of credit. On July 18, 2007, the line of credit was amended (the “Amendment”). The Amendment amends certain definitions in the line of credit that governs the $5 million borrowing limit to allow for the sale of the convertible notes and warrants described in the Company’s Current Report on Form 8-K dated July 23, 2007. The Amendment reduced the Company’s borrowing limits under the Agreement as follows: for advances, $0, and for letters of credit, foreign exchange contract reserves and cash management services, $150,000 in the aggregate.

We currently have minor commitments for capital expenditures and certain commitments for material purchase obligations of inventory.

In February 2007, we signed a new software licensing agreement with a company for the continued use of software in certain of our products. This agreement supersedes a previous agreement with the same software company and became effective April 1, 2007. The agreement provides for payments of $15 per each seat of software sold packaged with certain products of the Company’s involving its electronic signature pads. Minimum payments under the agreement are $300,000 per quarter, and quarterly minimum amounts are permitted to be carried forward and applied to future product shipments. The agreement allows for the Company to purchase the software from the software company at any time during the agreement, which is effective through June 30, 2011. Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2006, the last fiscal year-end date, were as follows (in thousands):

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million, which included $1.5 million of cash drawn on a $5 million secured line of credit with a one-year term obtained by the Company in December of 2006. The Company has an accumulated deficit of $42.3 million as of June 30, 2007 and cash used in operations for the six months ended June 30, 2007 of approximately $2.1 million. On July 20, 2007, the Company raised $5 million through a private placement of convertible notes and warrants with existing institutional shareholders. The Company may require additional cash to pursue its planned operations during the next 12 months. If the Company requires additional capital and is unable to raise such capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, it would be required to curtail its operations. As of June 30, 2007, total consolidated indebtedness for money borrowed was $1,573,000. The Company is pursuing various other financing alternatives. There is no assurance that the Company will be successful in obtaining the required capital, and any financing arrangements that may be entered into could increase future costs or be dilutive to existing stockholders. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the year ended December 31, 2007, forfeitures for employees are estimated to be 12.34% while forfeitures for executives are estimated to be 3%, with the total forfeitures for the first six months of 2007 totaling $114,000. Projected stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the year ended December 31, 2007 is $3,353,000. The effect on basic and diluted earnings per share for the six months ended June 30, 2007 was $(0.13) per share. As of June 30, 2007, the Company has $2,821,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.25 years.

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

	Three Months Ended June 30,
	2007	2006
Increase (decrease) in revenues resulting from foreign currency fluctuations	$80	$—
Hedging gains (losses)	—	(1)

Net revenue impact	$80	$(1)

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

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this Statement.

In December 2006, FASB Staff Position (“FSP”) No. EITF 00-19-2 was posted. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This SFP is effective for any registration payment arrangement entered into after the date of issuance of this FSP. The Company is evaluating this FSP to determine what, if any impact it may have on the Company’s results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk—Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. When we do purchase foreign exchange forward and average rate option contracts, gains or losses are offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the three month periods ended June 30, 2007 and 2006, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first six months of 2007, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of June 30, 2007, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure – Based on our overall interest rate exposure at June 30, 2007, a hypothetical 10% change in interest rates applied to our outstanding debt as of June 30, 2007, would have no material impact on earnings or cash flows over a one-year period.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 (the “2007 Evaluation”). The 2007 Evaluation was similar in scope to the evaluation conducted at the end of our 2006 fiscal year (the “2006 Evaluation”). At the end of 2006, though we no longer classified as an accelerated filer for Exchange Act reporting purposes, we performed certain functions to make changes and improvements in our controls and procedures. The 2006 Evaluation focused on the material weaknesses related to the ineffectiveness of our disclosure controls and procedures for the 2005 fiscal year. Based on the 2007 Evaluation, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow required disclosure within the time periods specified in the Exchange Act. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

Our goal is to implement and maintain effective internal control over financial reporting and we believe we have done so as of June 30, 2007. Additional material weaknesses not known to us at this time may, however, come to our attention in the future. We believe that the 2006 Evaluation was thorough and the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006 provides investors a complete update of the material weaknesses that were remediated during 2006 and that remained as of December 31, 2006.

Material weaknesses that we were aware of at December 31, 2006, and which we believe were remediated during the first six months of fiscal year 2007, are:

•

Timely Filing of all Required Exchange Act Reports. By timely filing with the SEC our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and this Quarterly Report on Form 10-Q for the period ended June 30, 2007, we have timely filed the required SEC reports for three consecutive quarters. Prior to this, our internal control over financial reporting was not effective to ensure that the Company was able to timely file required reports.

•

Inventory Costing Methods. By adding more resources, refinement, analysis, and timeliness to the process of identifying and updating our costs of inventory parts, we remediated the material weakness in our inventory costing methods during the period covered by this Report.

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

Item 1(A). Risk Factors

We have been incurring net losses and negative cash flow from operations and will experience future quarterly losses. Continued losses and negative cash flow would reduce our internal resources, limit our growth options, require additional cash infusions and could ultimately place our continued viability in question.

We have incurred losses and negative cash flow from operations in each of the previous three years 2004, 2005 and 2006 and for the first two quarters of 2007 as a result of various factors, including declining gross profit margins in our OEM Remotes business segment, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs. We will continue to incur net quarterly losses and negative cash flow from operations as we continue to invest in new technology and emerging markets. We are incurring these losses in part to develop lines of business that we believe to be promising but that may fall short of our expectations. Accordingly, we cannot assure you that we will achieve or sustain profitability or positive cash flow. If we do not achieve profitability and positive cash flow, our financial resources will be adversely affected and we may be forced to curtail or discontinue certain operations, which could result in the allocation of fixed costs over a smaller revenue base or affect our future competitiveness. Continued negative cash flow from operations could also require us to seek financing, which could prove dilutive to the interests of existing investors, or to divest certain aspects of our business, including through the sale of operating assets. The Company’s independent registered public accounting firm has informed the Company that it may include in its report on the Company’s financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern if the Company fails to successfully fund its current operations.

Our existing capital resources and credit availability may not be sufficient to pursue our business plan and our auditors have expressed doubt as to our ability to continue as a going concern. The failure to secure the necessary resources would require us to limit operations, which could have an adverse impact on our ability to develop our business as currently planned.

On July 20, 2007, the Company raised $5 million through a private placement of convertible notes and warrants with certain institutional shareholders. The Company may require additional cash to pursue its planned operations during the next 12 months. We cannot assure you that we will be successful in obtaining additional required capital. Any financing arrangements that we may enter into may increase future costs, involve restrictions on our financing and operating activities or be dilutive to existing stockholders. If we are unable to obtain additional financing as needed, which may include commercial or securitized debt, sales of equity securities or other alternatives, we may be required to reduce the scope of, or curtail, our operations. If our revenues fall short of, or our costs exceed, our expectations, any financing that we do secure may be inadequate to meet our cash requirements.

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

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and we believe that as of June 30, 2007, no material weaknesses remain to be remediated. As of December 31, 2006, our disclosure controls and procedures were effective, though there can be no assurances that future material weaknesses will be discovered. These measures are more fully described elsewhere in this Report, including under the caption “Item 4—Controls and Procedures.” Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements. Such errors could cause our internal planning and assessment of our business to be based on false information and could cause our published financial statements to fail to fairly present our financial condition and results of operations, which could erode market confidence in our company, cause the price of our stock to be based on false or misleading information and result in litigation based on such false or misleading information.

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

We may also from time to time consider the divestiture or discontinuance of aspects of our business, which may involve many of the risks identified above, including significant internal adjustments and management distractions. Any such changes could require us to amortize fixed costs over a smaller revenue base and could require other changes that could consume resources and management attention. Additionally, we may fail to replace divested operations with new business opportunities that contribute to our financial health and strategic objectives. Failure to successfully implement acquisition or divestiture plans could damage the viability of our ongoing operations.

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

A separate EU Directive, Waste Electrical and Electronic Equipment (the “WEEE Directive”), become effective in January of 2007. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are actively monitoring initial implementation of the WEEE Directive by the member states. In the case of our OEM products, compliance with WEEE is the responsibility of our customer; however, we would be responsible for compliance in the case of direct sales of our products in the EU. Compliance with the WEEE Directive may increase our costs and any failure to comply with the WEEE Directive for which we are responsible could lead to monetary penalties.

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below:

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 10, 2006).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Form of Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.12	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.13	Form of Warrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.15	Loan and Security Agreement, dated December 19, 2006, by and between Interlink Electronics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.16	First Amendment to Loan and Security Agreement, dated April 6, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.17	Second Amendment to Loan and Security Agreement, dated July 18, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

23.1	Consent of BDO Seidman, LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: August 14, 2007	/s/ Charles C. Best
Charles C. Best
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed herewith or incorporated by reference as indicated below:

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 10, 2006).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Form of Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.12	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.13	Form of Warrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.15	Loan and Security Agreement, dated December 19, 2006, by and between Interlink Electronics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.16	First Amendment to Loan and Security Agreement, dated April 6, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.17	Second Amendment to Loan and Security Agreement, dated July 18, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

23.1	Consent of BDO Seidman, LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement