Form 10-Q
period 2007-09-30
INTERLINK ELECTRONICS INC
filed 2007-11-14
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Shares of Common Stock Outstanding, at November 9, 2007: 13,749,310

INTERLINK ELECTRONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,485	$1,344
Restricted cash	1,400	—
Short-term investments, available for sale	—	1,600
Accounts receivable, less allowance for doubtful accounts and product returns of $392 and $1,131 at September 30, 2007 and December 31, 2006, respectively	2,958	2,321
Inventories, net	5,941	6,339
Prepaid expenses and other current assets	1,257	560
Assets held for sale	967	10,670

Total current assets	26,008	22,834
Property and equipment, net	1,025	1,096
Patents and trademarks, net	92	180
Other assets	354	245

Total assets	$27,479	$24,355

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$78	$152
Accounts payable and accrued liabilities	1,658	3,107
Accrued payroll and related expenses	3,141	2,243
Deferred revenue	297	765
Liabilities related to assets held for sale	88	1,224

Total current liabilities	5,262	7,491

Convertible note, net of discounts of $1,552	3,520	—
Warrants and embedded derivatives	1,767	—
Contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common Stock, $0.00001 par value (50,000 shares authorized, 13,749 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	57,992	54,946
Accumulated other comprehensive loss	(425)	(505)
Accumulated deficit	(40,637)	(37,577)

Total stockholders’ equity	16,930	16,864

Total liabilities and stockholders’ equity	$27,479	$24,355

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2007	2006	2007	2006
Revenues	$4,660	$3,723	$12,665	$10,148
Cost of revenues	3,610	1,855	8,497	5,598

Gross profit	1,050	1,868	4,168	4,550
Operating expenses:
Product development and research	730	1,247	2,236	3,714
Selling, general and administrative	3,504	2,646	8,246	9,776

Total operating expenses	4,234	3,893	10,482	13,490

Operating loss	(3,184)	(2,025)	(6,314)	(8,940)

Other income (expense):
Interest income, net	(238)	61	(242)	294
Other expense, net	(689)	(14)	(705)	(52)

Total other income (expense), net	(927)	47	(947)	242

Loss from continuing operations before provision for income taxes	(4,111)	(1,978)	(7,261)	(8,698)
Provision for income taxes	—	90	52	170

Loss from continuing operations, net of tax	(4,111)	(2,068)	(7,313)	(8,868)
Income (loss) from discontinued operations, net of tax	(461)	183	(1,957)	759
Gain on sale of discontinued operations, net of tax	6,210	—	6,210	—

Net income (loss)	$1,638	$(1,885)	$(3,060)	$(8,109)

Loss per share from continuing operations, net of tax—basic and diluted	$(0.30)	$(0.15)	$(0.53)	$(0.65)

Gain (loss) per share on discontinued operations, net of tax:
Basic	$(0.03)	$0.01	$(0.14)	$0.06

Diluted	$(0.03)	$0.01	$(0.14)	$0.05

Gain per share on sale of assets, net of tax:
Basic	$0.45	$—	$0.45	$—

Diluted	$0.44	$—	$0.43	$—

Income (loss) per share
Basic	$0.12	$(0.14)	$(0.22)	$(0.59)

Diluted	$0.12	$(0.14)	$(0.22)	$(0.59)

Weighted average shares used for loss from continued operations, net of tax basic and diluted	13,749	13,773	13,749	13,765

Weighted average shares used for income (loss) on discontinuing operations, net of tax:
Basic	13,749	13,773	13,749	13,765

Diluted	13,749	13,813	13,749	13,835

Weighted average shares used for gain on sale of assets, net of tax:
Basic	13,749	13,773	13,749	13,765

Diluted	14,099	13,773	14,343	13,765

Weighted average shares used for net income (loss)
Basic	13,749	13,773	13,749	13,765

Diluted	14,099	13,773	13,749	13,765

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine Month Period Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,060)	$(8,109)
Income (loss) from discontinued operations, net of tax	(1,957)	759
Gain on sale of assets, net of tax	6,210	—

Net loss from continuing operations	(7,313)	(8,868)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Provision for (reduction in) allowance for doubtful accounts receivable and product returns	(14)	8
Increase (decrease) in reserves for excess inventories	(1,380)	317
Stock-based compensation	2,567	3,209
Depreciation and amortization	412	270
Write off of patents and trademarks	39	—
Warrants issued with convertible notes	1,146	—
Amortization of discounts on notes and warrants	78	—
Adjustments to fair value of warrant	(751)	—
Adjustments to fair value of derivatives	(109)	—
Beneficial conversion feature	479	—
Changes in operating assets and liabilities:
Accounts receivable	(623)	85
Prepaid expenses and other current assets	(697)	(88)
Inventories	1,778	(3,736)
Other assets	(109)	(180)
Accounts payable and accrued liabilities	(1,449)	(1,327)
Deferred revenue	(468)	(320)
Accrued payroll and other accrued expenses	898	393

Net cash used in operating activities – continuing operations	(5,516)	(10,237)
Net cash provided from discontinued operations	2,190	1,133

Net cash used in operations	(3,326)	(9,104)

Cash flows from investing activities:
Sales of marketable securities, net	1,600	8,000
Purchases of property and equipment	(271)	(637)
Costs of patents and trademarks	(20)	(35)

Net cash provided by investing activities – continuing operations	1,309	7,328
Net cash provided by (used in) investing activities – discontinued operations	—	—

Net cash provided by investing activities	1,309	7,328

Cash flows from financing activities:
Proceeds from convertible note, net	4,923	—
Proceeds from exercise of employee/director stock options	—	47
Proceeds from payment of shareholder notes	—	84
Principal payments on notes payable	(74)	(78)

Net cash provided by financing activities – continuing operations	4,849	53
Net cash provided by financing activities – discontinued operations	10,630	—

Net cash provided by financing activities	15,479	53

Effect of exchange rate changes on cash and cash equivalents	79	6

Increase (decrease) in cash and cash equivalents	13,541	(1,717)
Cash and cash equivalents:
Beginning of period	1,344	3,938

End of period	$14,885	$2,221

Supplemental disclosures of cash flow information:
Interest paid	$58	$12

Income taxes paid	$53	$280

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND AS OF SEPTEMBER 30, 2007

AND DECEMBER 31, 2006 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006 in the accompanying Condensed Consolidated Financial Statements is unaudited. Such information does, however, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2006, which are included in Amendment No. 1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2007.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments for an aggregate cash purchase price of $11,500,000, subject to certain post-closing price adjustments. In connection with the sale of these business segments, we paid cash fees to an investment bank of $760,000. Please see Note 3 for additional information regarding this sale. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2006 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The raising of $5 million through a private placement of convertible notes and warrants with existing institutional shareholders on July 19, 2007, which is described more fully in Note 7, below and the sale of certain assets on August 31, 2007 for $11.5 million, which is described in the previous paragraph, will allow the Company to operate with existing funds for the foreseeable future. As of September 30, 2007, the Company had cash, cash equivalents, and short-term investments of approximately $14.9 million, which included $1.4 million of restricted cash, portions of which must be held in escrow pursuant to the terms of the asset sale. On November 8, the Company restated and amended its line of credit to allow for borrowings up to $5 million based on eligible accounts receivable and certain other covenants. The Company had no borrowings on the line of credit as of September 30, 2007 and total indebtedness for money borrowed of $5,078,000.

2.	Significant Accounting Policies

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) a fee that is fixed and determinable; and (4) collectibility that is reasonably assured. Determination of criteria (3) and (4) require management’s judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy these criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods and when risk of loss and title transfer; (3) confirms pricing through the customer purchase order; and (4) validates creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. The Company complies with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that collectibility was not reasonably assured, revenue could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts. The Company’s accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. The Company continually monitors individual account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. The Company generally offers 30-day payment terms, however, some distributors in the divested Branded Products business segment and some of our Japanese OEM customers require as long as 120-day payment terms.

Reserve for Estimated Product Returns. While not an explicit part of the Company’s terms and conditions of product sales, the Company does, on a discretionary basis, grant product exchanges for its distribution and reseller customers in its divested Branded Products business segment for similar products of equal value if these exchanges meet certain other criteria. The Company estimates future product returns based on recent return history, inventory status and product “sell-through” statistics received from its major distributors, discussions regarding product sales activity with its major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate, revenues in the subsequent period will be adversely affected.

Inventories. Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the first in – first out cost method.

Inventory Reserve. At each balance sheet date the Company evaluates ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecasted sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax. As part of the process of preparing financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, the Company must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as interest and other expense in the statement of income.

Foreign Exchange Exposure. The Company has established relationships with most of the major OEMs in the divested OEM Remotes market, and, to a lesser extent, in its retained Specialty Components business segment. Many of these OEMs are based in Japan and approximately 19%, 20% and 28% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively, came from Japanese customers. The Company expects its exposure to Asian currencies to continue to represent approximately 25% of its revenues after the divestiture of the OEM Remotes and Branded Products business segments. Revenues from these customers are denominated in Japanese yen and as a result the Company is subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, the Company uses foreign currency forward and average rate option contracts to hedge this exposure. The Company uses revenue forecasts from its Japanese subsidiary to determine the amount of forward or option contracts to purchase and the Company attempts to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that the Company’s revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, the Company’s actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. The Company marks these contracts to market value and the gain or loss from these contracts is recorded in revenue of the related business segment. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). In addition, because the Company’s Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate. During the three and nine month periods ended September 30, 2007 and 2006, the Company did not use foreign currency forward or average rate option contracts to hedge this exposure.

Valuation of Derivative Instruments. SFAS 133 requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Lattice models.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the quarter and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarters ended September 30, 2007 and 2006 were $797,000 and $1,062,000 respectively. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the nine months ended September 30, 2007 and 2006 were $2,567,000 and $3,209,000 respectively. The effect on basic and diluted earnings per share for the quarters ended September 30, 2007 and 2006 were $(0.06) and $(0.08) per share, respectively. The effect on basic and diluted earnings per share for the nine months ended September 30, 2007 and 2006 were $(0.19) and $(0.23) per share, respectively. As of September 30, 2007, the Company has $2,077,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.75 years.

During the quarter and nine months ended September 30, 2007, the Company granted options to acquire 45,000 and 942,375 shares, respectively of its Common Stock at an average exercise price of $1.65 and $2.41 per share, respectively. The estimated fair value of all awards granted during the quarter and nine months ended September 30, 2007 was $52,000 and $1,324,000, respectively of which $434,000 was recorded as of September 30, 2007. There were no stock options exercised during the three and nine months ended September 30, 2007. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the quarter and nine months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro forma information was provided. As stock-based compensation expense recognized in the Statement of Operations for the quarter ended September 30, 2007 is based on awards that vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter and nine months ended September 30, 2007, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for the quarter ended September 30, 2007 totaling $81,000 and $195,000 for the three and nine months ended September 30, 2007, respectively.

For the three months ended September 30, 2007, the Company has recorded the following charges within the Condensed Consolidated Statement of Operations for stock based compensation: $133,000 in cost of sales, $172,000 in product development and research expenses, and $492,000 in selling, general and administrative expenses. For the nine months ended September 30, 2007, the Company has recorded the following charges within the Condensed Consolidated Statement of Operations for stock based compensation: $444,000 in cost of sales, $553,000 in product development and research expenses, and $1,569,000 in selling, general and administrative expenses.

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

The weighted average fair value at the date of grant for stock options granted during the nine months ended September 30, 2006 and September 30, 2007 was $2.35 and $1.51 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2007	2006
Expected life (years)	5.7	5.5
Interest rate	4.3%	4.6%
Volatility	72%	90%
Dividend yield	0%	0%

A summary of the Company’s non-vested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested as of December 31, 2006	1,483	$4.33
Granted	942	2.41
Vested	(874)	4.89
Forfeited or expired	(297)	3.11

Nonvested as of September 30, 2007	1,254	$3.26

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

3.	Discontinued Operations and Assets Held for Sale

As part of an overall strategy to focus our efforts on higher margin emerging markets, we sold (the “Sale”) our OEM Remotes and Branded Products business segments in August of 2007. The Company believes that Sale will provide the Company with the capital necessary to advance its strategic business initiatives and to allow the Company to focus on the two business segments it feels have the greatest potential for long-term profitable growth: E-transactions and Specialty Components. The Sale was an asset sale, and included the inventory, accounts receivable, fixed assets, intangibles, accounts payable, related intellectual property rights and other assets that constituted the operations of the divested units.

The Company’s Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect the OEM Remotes and Branded Products segments as discontinued operations in accordance with SFAS 144. Accordingly, the revenues, costs and expenses directly associated with the OEM Remotes and Branded Products segments have been reclassified as discontinued operations on the Condensed Consolidated Statements of Operations for all periods presented. Additionally, assets and liabilities of the OEM Remotes and Branded Products segments have been reclassified as held for sale on the Company’s Condensed Consolidated Balance Sheets for all periods presented, and the Company’s Condensed Consolidated Statements of Cash Flows have been reclassified to reflect the OEM Remotes and Branded Products segments as discontinued operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

Income (loss) from discontinued operations, net of tax is summarized as follows (in thousands):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	2007	2006	2007	2006
Net revenue from discontinued operations	$2,308	$5,311	$11,194	$15,934
Income (loss) from discontinued operations before income tax benefit	(461)	183	(1,957)	759
Income tax benefit, net of reserve	—	—	—	—

Income (loss) from discontinued operations	$(461)	$183	$(1,957)	$759

The gain, net of tax on the sale of the OEM Remotes and Branded Products segments, as reflected in the accompanying Condensed Consolidated Statements of Operations, is summarized as follows (in thousands):

August 31, 2007
Proceeds from sale of net assets	$11,500

Less:
Accounts receivable	(1,453)
Inventory	(3,570)
Fixed assets	(508)
Patents and trademarks	(113)
Miscellaneous	65
Accounts payable and accrued liabilities	1,159

Total net assets sold	(4,420)

Sub-total	7,080
Fees associated with transaction	(870)
Income taxes(1)	—

Gain on sale of assets, net of tax	$6,210

(1)	Final determination of the income taxes associated with the transaction is anticipated to be completed in the fourth quarter of 2007. Changes or modifications, if any, will be reflected in the Company’s year end financial statements included in its Form 10-K for the year ended December 31, 2007.

Amounts on the Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 attributable to the discontinued operations are as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets
Accounts receivable	$967	$5,713
Inventory	—	4,367
Fixed assets, net	—	498
Patents and trademarks	—	92

Assets held for sale	967	10,670
Liabilities
Accounts payable	(88)	(1,224)

Liabilities held for sale	(88)	(1,224)

Total net assets held for sale	$879	$9,446

4.	Restricted Cash

As part of the Sale, the Company entered into an Escrow Agreement that required $1.4 million of the purchase price to be put into an escrow account to provide for, among other things, a source of recovery for any amounts owing to the purchaser from the Company pursuant to certain indemnification provisions and post-closing adjustment provisions of the Asset Purchase Agreement. The Escrow Agreement states that 70% and 30% of the $1.4 million, net of any disputed amounts, if any, will be released 12 months and 18 months from the date of the Sale, respectively.

5.	Inventories

Net inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw material	$5,123	$5,576
Work in process	665	1,244
Finished goods	860	1,605
Reserve for excess and obsolete inventory	(707)	(2,086)

Total inventories	$5,941	$6,339

The change in the reserves for excess and obsolete inventory in primarily the result of inventory that was reserved for as of December 31, 2006 being scrapped during the nine month ended September 30, 2007.

6.	Line of Credit

In December 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable and other assets. Under the one-year term of the Agreement, which expires on December 18, 2007, the Company has the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the Agreement. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. On July 18, 2007, the line of credit was amended a second time (the “July Amendment”). The July Amendment amended certain definitions in the line of credit that governs the $5 million borrowing limit to allow for the sale of the convertible notes and warrants described below in Note 7. The July 2007 Amendment also reduced the Company’s borrowing limits under the Agreement as follows: for advances, $0, and for letters of credit, foreign exchange contract reserves and cash management services, $150,000 in the aggregate. On November 8, 2007, the line of credit was amended and restated to allow the Company to draw cash borrowings against the line up to 80% of its eligible accounts receivable through December 18, 2009.

7.	Convertible Notes and Warrants

On July 19, 2007, we issued 8% Convertible Notes (each a “Note” and collectively, the “Notes”), in an aggregate principal amount of $5,000,000, and warrants (each a “Warrant” and collectively, the “Warrants”) exercisable for up to 1,984,125 shares of Common Stock in a private placement (the “Financing”) pursuant to an exemption from registration provided by Regulation D under the Securities Act, as amended (the “Securities Act”), and Rule 506 thereunder. The Notes mature on July 19, 2010, and some or all of the outstanding principal balance and unpaid interest may be converted into Common Stock at any time before the maturity date at a conversion price of $1.26 per share (subject to adjustment). Interest on the Notes accrues and is payable semiannually on January 15th or July 15th of each year. The Warrants expire on July 19, 2012, and may be exercised at any time prior to expiration on a cash or cashless basis at an exercise price of $1.51 per share (subject to adjustment). The Company received net proceeds of approximately $4,923,153 from the sale of the Notes, which takes into account estimated legal and other fees of $76,847 incurred in connection with the Financing.

The conversion price under the Notes and the exercise price under the Warrants are subject to adjustment upon the occurrence of certain events including the issuance of stock dividends to existing Common Stock holders, or a stock split. Also, the holders of Notes and Warrants are entitled to receive the economic benefit of any reorganization, consolidation or merger of Interlink which results in a payment in shares, other securities or property to our Common Stock holders.

In connection with the placement of the Notes and Warrants, we entered into a registration rights agreement dated July 19, 2007 with the selling securityholders under which we agreed to register with the Securities and Exchange Commission (the “SEC”) the Common Stock underlying the Notes and Warrants for resale to the public. The registration rights agreement also provides for payment of liquidated damages by the Company if (i) the registration statement covering the shares to be registered pursuant to the registration rights agreement is not filed by August 20, 2007, (ii) after a registration statement is filed with the SEC such registration statement is not declared effective, except under certain conditions, on or prior to October 18, 2007 or (iii) after such registration statement has been declared effective, sales of Common Stock cannot be made pursuant to the registration statement, then in any of these and specified other circumstances enumerated in registration rights agreement, the Company must pay to each holder of the Notes, Warrants or shares of Common Stock required to be registered an amount equal to 1.5% of the aggregate amount invested by each such investor for each 30 day period (or pro rata portion of such 30 day period) of such delinquency. Notwithstanding the foregoing, the registration rights agreement provides that liquidated damages will not accrue (the “Damages Exception”) if the SEC takes the position that the offering of some or all of the shares underlying the Notes and Warrants is not eligible to be made on a delayed or continuous basis pursuant to Rule 415 promulgated under the Securities Act. The registration statement on Form S-1 filed by the Company pursuant to the registration rights agreement has been filed, but has not yet become effective. The Company has received comments from the SEC, including a comment concerning the Company’s eligibility to register the securities on a delayed or continuous basis pursuant to Rule 415. The Company is currently discussing with the investors whether the SEC’s comment with respect to Rule 415 falls within the provisions of the Damages Exception.

The Company evaluated the Warrants under EITF 00-19 and determined that the Warrants qualified for liability treatment and has recorded the warrants as a derivative liability under FAS 133. The initial fair value of the Warrants was $1,145,000 which has been recorded with an offset to discount on the convertible note payable. The Company determined that the conversion feature on the convertible notes qualified for exemption from bifurcation and liability treatment as it is considered a conventional convertible instrument under EITF 00-19. The Company calculated a beneficial conversion feature, resulting in a discount of $479,000 at the time of the transaction.

The original value of the Parisian feature of the derivative liabilities for the Notes and Warrants were $6,000 and 12,000 respectively on July 19, 2007. These amounts are being amortized and charged as interest expense over the three year term of the convertible notes. In addition, the adjustment to fair value of these Parisian features will be made each reporting period. Accordingly, $96,000 and $33,000 of increased fair value for the Notes and Warrants, respectively was recorded as interest charges for the period ended September 30, 2007 and included in the Net fair value of the notes.

The Company amortizes its discounts on the interest method which resulted in an interest expense of $220,000 for the period from July 19, 2007 to September 30, 2007.

The Warrants and embedded derivatives outstanding at September 30, 2007 were again valued at fair value using a Lattice fair value model, resulting in an increase in the fair value of the related liabilities of approximately $622,000 which was recorded through the results of operations as a charge to interest expense in the consolidated statement of operations.

The following table summarizes the activity of Notes, Warrants and discounts outstanding at September 30, 2007 (unaudited), (in thousands):

September 30, 2007
Notes at fair value, net of amortized origination costs	$4,923
Notes - derivative discounts, net	(951)
Notes - beneficial conversion feature discount	(452)

Net fair value of the notes	3,520
Warrants - at fair value	1,767

Notes and warrants fair value	5,287

Less current portion	(—)

Notes and warrants and embedded derivatives-long term	$5,287

8.	Stock Options

Under the terms of the Company’s 1996 Stock Incentive Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors of the Company may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of September 30, 2007, options for 6,517,000 shares of stock have been granted (3,615,000 are outstanding and 2,902,000 have been exercised, forfeited or expired) and 733,000 options were available for grant. Activity under the Plan for the first nine months of 2007 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period – January 1, 2007	3,666	$5.09
Granted	942	2.41
Exercised	—	—
Forfeited or expired	(992)	4.81

Outstanding—end of period – September 30, 2007	3,616	$4.47

Exercisable—end of period – September 30, 2007	2,362	$5.29

The vested and exercisable stock options outstanding as of September 30, 2007 have a weighted average remaining contractual life of 70 months and have no intrinsic value. The following table summarizes information about stock options outstanding under the Plan as of September 30, 2007, (in thousands, except contractual life and exercise price per share information):

Exercise Price Per Share	# of Options Outstanding	Months Remaining On Contractual Life	Options Exercisable	Options Un-exercisable
$1.65	45	119	0	45
2.25	308	115	50	258
2.40	60	115	7	53
2.60	57	108	2	55
2.60	397	114	55	342
2.65	215	108	65	150
2.70	15	6	15	0
2.70	10	110	3	7
2.80	30	104	10	20
2.94	329	5	329	0
3.04	10	0	10	0
3.15	759	102	569	190
3.25	7	103	5	2
3.30	5	5	5	0
4.30	14	3	14	0
5.49	6	93	4	2
5.50	2	0	2	0
5.56	4	92	3	1
5.65	6	9	6	0
5.70	380	93	283	97
6.14	10	90	8	2
6.15	147	90	118	29
6.45	302	14	302	0
7.54	8	12	8	0
7.82	8	89	8	0
7.98	2	86	2	0
9.40	464	81	463	1
10.60	16	18	16	0

Total	3,616		2,362	1,254

9.	Income (Loss) Per Share

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

The following table contains information necessary to calculate loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007(1)	2006	2007	2006
Weighted average shares outstanding – basic	13,749	13,773	13,749	13,765
Effect of dilutive securities (employee/director stock options) (1)	—	40	—	70
Effect on convertible notes and warrants	350	—	594	—

Weighted average shares – diluted	14,099	13,813	14,343	13,835

(1)

For the three months ended September 30, 2007, $81,000 of interest expenses related to the convertible notes and warrants was added back to net income to calculate the diluted per share amount as required under Financial Accounting Standard 128 – Earnings Per Share

10.	Comprehensive Loss

The following table provides the data required to calculate comprehensive loss (in thousands):

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2005	$(490)
Translation adjustment	6	$6
Net loss		(8,061)

Balance at September 30, 2006	$(484)	$(8,055)

Balance at December 31, 2006	$(505)
Translation adjustment	80	$80

Net loss		(3,060)

Balance at September 30, 2007	$(425)	$(2,980)

11.	Segment Information

After the Asset Sale, the Company has two remaining business segments: E-transactions and Specialty Components. The Company evaluates the performance of these segments based on their revenue and gross profit. The Company does not consistently allocate any other income, expenses or assets to these segments nor does it track revenue by product. Reportable segment information for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

Nine months ended:	E-transactions	Specialty Components	Total
September 30, 2007
Revenue	$6,324	$6,341	$12,665
Gross profit	3,224	944	4,168
September 30, 2006
Revenue	$5,985	$4,163	$10,148
Gross profit	2,939	1,611	4,550

Geographic Information—The Company attributes revenues to different geographic areas on the basis of the location of the customer. The Company’s revenues and long-lived assets by geographic area for the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Nine months ended and as of September 30,
	2007		2006
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$6,380	$629	$3,004	$933
Japan	1,698	121	421	71
Asia (other than Japan)	2,288	367	3,692	306
Europe and other	2,299	—	3,031	—

	$12,665	$1,117	$10,148	$1,310

Major Customers—In the first nine months of 2007 and 2006, no customers represented 10% or more of total revenues. Two customers accounted for 27% and 19% of accounts receivable at September 30, 2007 while one of the same customers accounted for 15% and a different customer accounted for 11% of the accounts receivable at September 30, 2006.

Major Suppliers—The Company buys certain dies and adhesives, that are used in various products, from single source suppliers. Due to a limited number of suppliers for these items, a sudden change to a different supplier could cause delays in manufacturing.

12.	Income Taxes –

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

The Inland Revenue Department (IRD) of Hong Kong commenced an examination of the Company’s Hong Kong income tax returns for 2003 through 2005 in the first quarter of 2007 that is anticipated to be completed in the 2007 fiscal year. Due to delinquencies in filing annual tax returns for the 2003, 2004 and 2005 fiscal years, the IRD has assessed certain adjustments to the Company’s overall reported losses in Hong Kong for those periods stated above. These adjustments have resulted in additional income tax assessments and cash payments that have been made for 2003, 2004 and 2005 totaling $456,000 as of the date of this filing. The Company does not anticipate any further adjustments will be made.

13.	Subsequent Events

On November 8, 2007, the Loan and Security Agreement governing the Company’s existing $5 million line of credit was amended and restated to extend the term of the Loan and Security Agreement by two years and to allow for cash borrowings against the line up to $5 million up to based on 80% of the Company’s eligible accounts receivable (as defined in the security agreement) and other criteria. The Loan and Security Agreement, as amended, expires on November 8, 2009. As of November 13, 2007, the Company had no borrowings drawn against the line of credit.

14.	Contingencies

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

On November 3, 2006, the Court appointed new lead plaintiffs. On January 16, 2007, the lead plaintiffs filed an amended complaint. The amended complaint also includes claims under the Securities Act and the Exchange Act and seeks unspecified damages and legal expenses. On February 22, 2007, defendants filed a motion to dismiss the amended complaint. On September 26, 2007, the Court issued an order granting defendants’ motion in part and denied it in part. The Court gave plaintiffs 21 days to amend the complaint. On October 11, 2007, the parties filed a stipulation requesting that the Court extend the deadline for the filing of an amended complaint by sixty (60) days so that the parties could pursue settlement discussions. On October 12, 2007, the Court signed the parties’ stipulation. Plaintiffs have until December 16, 2007 to file an amended complaint. The Company has recorded approximately $263,000 in expenses for 2006 and has incurred no costs to date in 2007 in connection with the class action proceeding. Because the case is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome of this matter.

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

On August 31, 2007, the Company sold its OEM Remotes and Branded Products segments for a purchase price of $11.5 million, subject to certain post-closing adjustments. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations is a comparative discussion of the Company’s two continuing business segments: E-transactions and Specialty Components. We have addressed our Specialty Components market since our inception in 1985, and our E-transactions market since 1999.

Gross profit margins fluctuate significantly from quarter to quarter due to various factors, including the allocation of unabsorbed overhead costs and the mix of products produced and sold. We expect quarterly gross profit margins to continue to fluctuate in the future.

The Company continues to incur losses as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins due in part to the unabsorption of manufacturing costs, increases in operating costs, inventory reserve adjustments, and increased compliance and regulatory costs.

The relative revenue and gross profit contributions of our continuing business segments is provided below in Results of Operations-Business Segment Overview.

Current Opportunities and Challenges

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. The Company believes that sale of these business units will provide the Company with the capital necessary to advance its strategic business initiatives and to allow the Company to focus on the two business segments it feels have the greatest potential for long-term profitable growth: E-transactions and Specialty Components. While the higher margins in our retained businesses are anticipated to result in improved cash flow by the end of fiscal 2008 and into the future, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. Our principal challenge, therefore, is to grow our E-transactions and Specialty Components business segments to achieve the revenue levels, cost efficiencies and profitability that will sustain and justify our continued investments in these segments. Our ability to manage this challenge will define the level of our success over the next two to three years.

A considerable portion of our effort has been and will continue to be directed at emerging markets such as our E-transactions market where our success depends, in part, on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, therefore, our long-term performance.

The Company is making significant efforts to provide our Specialty Components markets with products that use our proprietary FSR technology. Our strategy of becoming profitable in this business segment within the next year relies on the Company being able to create and timely deliver new products to key customers. The inability to timely develop and deliver these products to our customers will impact our ability to become profitable in our Specialty Components business segment in the timeframe we are anticipating.

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

Our revenue from continuing operations was $4.7 million for the three months ended September 30, 2007 and $12.7 million for the nine months ended September 30, 2007. The Company’s current projections show that we will see revenue growth in our two remaining business segments in comparable periods in 2008. The Company does not expect to see operating expenses, as a percentage of revenues, to remain at the levels reflected in the condensed Consolidated Statements of Operations. We expect that certain operating expenses will increase, but we project that other operating expenses, like many general and administrative expenses, will remain relatively constant in 2008 or decline. If revenues grow as projected over the coming quarters, operating expenses will likely not experience the same relative growth rate, with the result that operating expenses, as a percentage of revenues, should decrease.

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The raising of $5 million through a private placement of convertible notes and warrants with existing institutional shareholders on July 19, 2007, which is described more fully in Note 7 to the Condensed Consolidated Financial Statements and the sale of certain assets on August 31, 2007 for $11.5 million, which is described in Note 3 to the Condensed Consolidated Financial Statements, will allow the Company to operating with existing funds for the foreseeable future. As of September 30, 2007, the Company had cash, cash equivalents, and short-term investments of approximately $14.9 million, which included $1.4 million of restricted cash, portions of which must be held in escrow pursuant to the terms of the Asset Sale. On November 8, the Company restated and amended it line of credit to allow for borrowings up to $5 million based on eligible accounts receivable and certain other covenants. The Company had no borrowings on the line of credit as of September 30, 2007 and total indebtedness for money borrowed of $5,078,000.

Business Segment Overview – Three and Nine Months Ended September 30, 2007 Compared To Three and Nine Months Ended September 30, 2006:

For the three and nine months ended September 30, 2007 and 2006, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Market Segment	$000,s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
E-transactions:
- Revenue	$2,034	44%	$2,168	58%	$6,324	50%	$5,985	59%
- Gross Profit	1,001		1,175		3,224		2,939
- Gross Profit % of segment Revenue	49%		54%		51%		49%
Specialty Components:
- Revenue	$2,626	56%	$1,555	42%	$6,341	50%	$4,163	41%
- Gross Profit	49		693		944		1,611
- Gross Profit % of Segment Revenue	2%		45%		15%		39%
All Segments:
- Revenue	$4,660	100%	$3,723	100%	$12,665	100%	$10,148	100%
- Gross Profit	1,050		1,868		4,168		4,550
- Gross Profit %	22%		50%		33%		45%

E-Transactions

In our E-transactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

For the three months ended September 30, 2007, our revenues declined 6% compared to the three months ended September 30, 2006 while for the nine months ended September 30, 2007 our revenues increased 6% compared to the nine months ended September 30, 2006. E-transactions revenues will continue to see significant changes from period to period based on the large transaction revenue size of many transactions. E-transaction gross profit margins for the three and nine months ended September 30, 2007 were 49% and 51% respectively while our gross profit margins for the three and nine months ended September 30, 2006 were 54% and 49% respectively. Quarterly cost of sales is impacted by varying amounts of unabsorbed manufacturing costs, which will impact gross profit margins.

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

Specialty Components revenues for the three and nine months ended September 30, 2007 increased 69% and 52% compared to the three and nine months ended September 30, 2006, respectively. These increases were primarily due to higher sales related to key customers added in the latter part of 2006. Specialty component gross profit margin for the three and nine months ended September 30, 2007 were 2% and 15% compared to 45% and 39% for the three and nine months ended September 30, 2006, respectively. These margin decreases were due primarily to the allocation of higher unabsorbed manufacturing costs in each of the 2007 three and nine month periods. As the Specialty Components business segment increases its revenue, scales its operations, reduces its manufacturing costs in the United States and builds its infrastructure in China, gross margins and gross profit should increase.

Operating Expenses From Continuing Operations

Operating expenses for the three months ended September 30, 2007 increased to $4,234,000, from $3,893,000 for the three months ended September 30, 2006. This $341,000 increase in operating expenses was due to a $643,000 severance charge in the third quarter of 2007 related to the planned resignations of certain members of the Company, including the CEO. Offsetting this charge, the Company’s non cash compensation costs was reduced by $302,000 from the third quarter of 2006.

Operating expenses for the nine months ended September 30, 2007 decreased to $10,482,000, from $13,490,000 for the nine months ended September 30, 2006. The $3,008,000 decrease in operating expenses was negatively affected by the $643,000 of severance discussed in the previous paragraph. Offsetting this charge, the Company reduced its operating expenses by $3,650,000 during this period due primarily to a $690,000 decrease in non-cash compensation costs related to SFAS 123(R); a reduction of $509,000 of consulting costs primarily related to the Company’s prior year financial statement restatement activities; $857,000 of costs associated with the an internal investigation and class action lawsuit occurring in the first nine months of 2006; a $327,000 reduction in Sarbanes-Oxley related costs; a $426,000 reduction in our product development outside development costs and lower advertising and related marketing costs.

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the research of our technologies. For the third quarter of 2007, our product development and research costs decreased 41% or $517,000 when compared to the third quarter of 2006. This decrease was due primarily to a $69,000 decrease in non-cash compensation costs related to SFAS 123(R); $170,000 of payroll costs reductions and a $177,000 reduction in outside development costs. $65,000 of the reduction of product development costs was attributable to a reclassification to costs of sales as the Company recognized customer revenue related to these amounts.

For the first nine months of 2007, our product development and research costs decreased 40% or $1,478,000 when compared to the first nine months of 2006 which was due primarily to a $224,000 decrease in non-cash compensation costs related to SFAS 123(R); a $472,000 reduction in payroll costs; and a $487,000 reduction in outside development costs. $171,000 of the reduction of product development costs was also attributable to a reclassification to costs of sales as the Company recognized customer revenue related to these amounts. As a percentage of revenues, product developments expenses decreased to 16% and 18% in the third quarter and first nine months of 2007, respectively, compared to 33% and 37% for the third quarter and first nine months of 2006, respectively.

Selling, general & administrative (SG&A) costs include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, and travel and entertainment costs. For the three months ended September 30, 2007, SG&A costs increased 32%, to $3,504,000 from $2,646,000 for the three months ended September 30, 2006. The $858,000 increase was impacted by $643,000 of severance costs related primarily to the planned resignation of the Company’s CEO and by increases in other payroll and related charges of $429,000, inclusive of increased headcount and certain year-end management incentive bonuses. These amounts are offset by decreases in SG&A expenses attributable to a $103,000 decrease in non-cash compensation costs related to SFAS 123(R); a $159,000 decrease in audit, consulting and professional fees, and decreased advertising and marketing costs.

For the nine months ended September 30, 2007, SG&A costs decreased 16%, to $8,246,000 from $9,776,000 for the nine months ended September 30, 2006. The $1,530,000 decrease was negatively impacted by $643,000 of severance costs related primarily to the planned resignation of the Company’s CEO and by increases in payroll and related charges of $416,000. These amounts were offset by decreases in SG&A expenses attributable to a $466,000 decrease in non-cash compensation costs related to SFAS 123(R); a $1,770,000 decrease in audit, internal control, legal, consulting and professional fees and costs associated with an internal investigation occurring in 2006; and $167,000 of decreased advertising and marketing costs. As a percentage of revenues, SG&A expenses increased to 75% from 71% for the third quarter of 2007 compared to 2006 and decreased to 65% from 96% for the first nine months of 2007 compared to 2006.

Operating Results From Continuing Operations

In summary, the primary factors attributable to the $1,555,000 decrease in our operating loss from continuing operations, net of tax to $7,313,000 for the nine months ended September 30, 2007, from $8,868,000 for the nine months ended September 30, 2006, were:

•

A reduction of $642,000 in non-cash charge for stock-based compensation related to the SFAS 123(R), which was split among several expense line items in our Consolidated Statement of Operations including cost of sales ($351,000), product development and research ($224,000) and selling, general and administrative ($466,000);

•	A $2,517,000 or 25% increase in revenues for the first nine months of 2007 compared to the first nine months of 2006 resulting primarily from increases in our Specialty Components business segment;

•

A 12% decrease in the gross profit margin to 33% in the first nine months of 2007 compared to 45% in the first nine months of 2006. This decrease in gross profit margin was primarily attributable to unabsorbed manufacturing costs absorbed in our Specialty Components business segment; and

•

A $3,008,000 decrease in operating expenses compared to the nine months ended September 30, 2006 due to lower consulting, audit and legal fees, no internal investigation fees in 2007, lower outside product development fees and lower payroll and related fees.

Total other expense, net was $947,000 in the nine months ended September 30, 2007 as compared to total other income, net of $242,000 for the nine months ended September 30, 2006. This reduction is primarily due a $622,000 charge for the change in the fair value of the warrants from July 19, 2007, the date of the convertible note and warrant agreement and September 30, 2007; and to $220,000 of interest expense due to the amortization of the discount on the warrants and the increased value on the Parisian features of the convertible notes and warrants. In addition, the Company had higher interest expense on borrowed money during the first nine months of 2007 compared to 2006 and had lower interest income recognized in the first nine months of 2007 compared to 2006, which is the result of lower cash balances currently held by the Company during this period compared to the comparable nine month period in 2006.

For the nine months ended September 30, 2007 there was a $52,000 provision for income taxes from continuing operations as compared to a $170,000 provision for income taxes for the nine months ended September 30, 2006. These amounts both relate to statutory tax filings of one of the Company’s international subsidiaries.

We have approximately $44.0 million in net operating loss (“NOL”) carryforwards available for U.S. federal tax purposes, of which $684,000 expire in 2007. In determining whether or not a valuation allowance is necessary against the deferred tax asset related to these NOL carryforwards, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, we have maintained the full valuation allowance against our deferred tax assets as of September 30, 2007. This has no effect on the Company’s NOL carryforwards for tax purposes and they continue to be available for up to 20 years.

Income (Loss) from Discontinued Operations

As a result of the sale of our OEM Remote and Branded Products business segments, the Company has included in the Condensed Consolidated Financial Statements financial information presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS144”) which requires us to present the sale of these assets on a discontinued operations basis. The Company recorded a net loss from discontinued operations, net of tax for the three and nine months ended September 30, 2007 of $461,000 ($0.03 per share) and $1,957,000 ( $0.14 per share), respectively, compared to a net income of $183,000 ($0.01 per basic share) and $759,000 ($0.06 per basic share) from discontinued operations, net of tax for the three and nine months ended September 30, 2006. The switch from net income from discontinued operations, net of tax to a net loss from continued operations, net of tax is attributable primarily to the OEM Remotes business segment experiencing declines in its revenues and gross margins, which was a significant factor in the company’s decision to sell this business segment.

Gain on Sale of Assets

In conjunction with the sale of assets on August 31, 2007, the Company recorded a net gain of $6.2 million. This gain was the result of the sale of certain assets including inventory, accounts receivable and accounts payable, plus certain patents and trademarks. Pursuant to the terms of the asset sale, the purchaser is responsible for apportioning the purchase price among the acquired assets, and the Company is waiting to receive this information from the purchaser before finalizing its tax position on the sale. Currently, the tax computation related to the sale of assets was based on a book allocation process of net assets sold in each of the Company’s tax jurisdictions. The final outcome of this apportionment should occur in the fourth quarter of 2007 at which time any modifications to may be made to amounts currently reflected in the Company’s Condensed Consolidated Financial statements.

Liquidity and Capital Resources

Working capital increased to $20.7 million at September 30, 2007 from $15.3 million at December 31, 2006. This $5.4 million increase is due primarily to (i) the receipt of $11.5 million in cash proceeds from the Company’s OEM Remotes and Branded Products business segments, and (ii) $5 million raised through the private placement of convertible notes and warrants with existing shareholders on July 19, 2007. Offsetting these increases to working capital, the Company had a loss from continuing operations for the nine months ended September 30, 2007 of $7.3 million, which resulted in $5.5 million of cash used in continuing operations for the nine months ended September 30, 2007.

Cash used from continuing operations was $5,516,000 for the first nine months of 2007 as compared to cash used in operations of $10,237 in the first nine months of 2006. This $4,721,000 improvement in cash used in continuing operations is due primarily to a lower operating loss from continuing operations, net of the non-cash stock compensation charge of $642,000 as well as improvements in our net changes in inventory. Our reduction in our inventory reserves was the result of scrapping many quantities of inventory that were reserved for at December 31, 2006. We spent $271,000 in the first nine months of 2007 to purchase additional manufacturing and computer equipment compared to $637,000 in the first nine months of 2006. We also invested $20,000 in acquiring new patents and trademarks in the first nine months of 2007 as compared to $35,000 in the first nine months of 2006. We wrote off $39,000 of non usable patents in the nine months ended September 30, 2007.

We made $74,000 in payments on long-term debt during the first nine months of 2007 compared to $78,000 for the first nine months of 2006. There were no proceeds from the exercise of employee and director stock options during the first months of 2007, whereas the Company received $47,000 from the exercise of employee and director stock options in the first nine months of 2006.

In December 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank, which provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by the Company’s accounts receivable, as defined in the Agreement. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. On July 18, 2007, the line of credit was amended a second time to amend certain definitions in the line of credit that governs the $5 million borrowing limit to allow for the sale of the convertible notes and warrants described above in Note 11 to the Company’s Condensed and Consolidated Financial Statements and in the Company’s Current Report on Form 8-K dated July 23, 2007. The July Amendment reduced the Company’s borrowing limits under the Agreement as follows: for advances, $0, and for letters of credit, foreign exchange contract reserves and cash management services, $150,000 in the aggregate. On November 8, 2007, the line of credit was restated and amended to allow the ability to draw cash borrowings against the line up to 80% of its eligible accounts receivable as defined in the agreement and to extend the term an additional two years. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. As of November 13, 2007, there were no borrowings under the line of credit.

We currently have certain commitments for capital expenditures to allow for the expansion of our Specialty Components infrastructure and certain commitments for material purchase obligations of inventory.

In February 2007, we signed a new software licensing agreement with a company for the continued use of software in certain of our products. This agreement supersedes a previous agreement with the same software company and became effective April 1, 2007. The agreement provides for payments of $15 per each seat of software sold packaged with certain products of the Company’s involving its electronic signature pads. Minimum payments under the agreement are $300,000 per quarter, and quarterly minimum amounts are permitted to be carried forward and applied to future product shipments. The agreement allows for the Company to purchase the software from the software company at any time during the agreement, which is effective through September 30, 2011. Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2006, the last fiscal year-end date, were as follows (in thousands):

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The raising of $5 million through a private placement of convertible notes and warrants with existing institutional shareholders on July 19, 2007, which is described more fully in Note 7 to the Condensed Consolidated Financial Statements and the sale of certain assets on August 31, 2007 for $11.5 million, which is described in Note 3 to the Condensed Consolidated Financial statements, will allow the Company to operate with existing funds for the foreseeable future. As of September 30, 2007, the Company had cash, cash equivalents, and short-term investments of approximately $14.9 million, which included $1.4 million of restricted cash, portions of which will that must be held in escrow pursuant to the terms of the Asset Sale. On November 8, the Company restated and amended it line of credit to allow for borrowings up to $5 million based on eligible accounts receivable and certain other covenants. The Company has no borrowings on the line of credit as of September 30, 2007 and total indebtedness for money borrowed of $5,078,000.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Disposal of Long Lived Assets - On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2006 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented.

Valuation of Derivative Instruments. On July 19, 2007, we issued Convertible Notes in an aggregate principal amount of $5,000,000, and warrants exercisable for up to 1,984,125 shares of Common Stock in a private placement with existing institutional shareholders. The Notes and Warrants include certain embedded derivative instruments. SFAS 133 requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Lattice models.

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

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the year ended December 31, 2007, forfeitures for employees are estimated to be 12.34% while forfeitures for executives are estimated to be 3%, with the total forfeitures for the first nine months of 2007 totaling $195,000. Projected stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the year ended December 31, 2007 is $3,362,000. The effect on basic and diluted earnings per share for the nine months ended September 30, 2007 was $(0.19) per share. As of September 30, 2007, the Company has $2,077,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.75 years.

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

	Nine Months Ended September 30,
	2007	2006
Increase (decrease) in revenues resulting from foreign currency fluctuations	$90	$—
Hedging gains (losses)	—	(1)

Net revenue impact	$90	$(1)

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

Sale of Assets. On August 31, 2007, we completed the Asset Sale of our OEM Remotes and Branded Products business segments for an aggregate cash purchase price of $11,500,000, subject to certain post-closing price adjustments. As a result of this sale, the Company has included in these consolidated financial statements financial information presented in accordance with SFAS144 which requires us to present the sale of these assets on a discontinued operations basis.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 2007. The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial conditions, its results of operations or its liquidity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk. Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. When we do purchase foreign exchange forward and average rate option contracts, gains or losses are offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the three month periods ended September 30, 2007 and 2006, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first nine months of 2007, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of September 30, 2007, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure. Based on our overall interest rate exposure at September 30, 2007, a hypothetical 10% change in interest rates applied to our outstanding debt as of September 30, 2007, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company continues to defend itself in a class action and a shareholder derivative action. Each of these proceedings alleges violations of federal and state securities laws, and the shareholders derivative action also involves common law and Delaware corporate law claims. See Note 14 to the Financial Statements included in Item 1 of Part I of this Form 10-Q for more information about these legal proceedings and other legal maters concerning the Company.

Item 1(A).	Risk Factors

We have incurred net losses and negative cash flow from operations for the past fourteen fiscal quarters and expect to experience future quarterly losses. Continued losses and negative cash flow would reduce our internal resources, limit our growth options, require additional cash infusions and could ultimately place our continued viability in question.

We have incurred losses and negative cash flow from operations in each of the previous fiscal three years and for the first two quarters of fiscal 2007. These losses resulted from various factors, including declining gross profit margins in our recently divested OEM Remotes business segment, increases in operating costs, inventory reserve adjustments, increased compliance and regulatory costs, and internal investigation costs, many of which will continue to affect future results.

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. While the higher margins in our retained businesses are anticipated to result of positive cash flow by the end of fiscal 2008, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. We also expect that the cash generated by the sale of these business units, combined with the proceeds of the convertible notes and warrants offered in July of 2007, will result in the elimination of the going concern qualification included by our accountants in our 2006 financial statements. However this conclusion by our accountants depends on their analysis of a number of factors and we cannot assure that doubt about the viability of our business will not continue to exist.

Despite our projections and best efforts, we cannot assure you that we will achieve or sustain profitability or positive cash flow. If we do not achieve profitability and positive cash flow, our financial resources will be adversely affected and we may be forced to curtail or discontinue certain operations, which could result in the allocation of fixed costs over an even smaller revenue base or affect our future competitiveness. If we were to require additional financing, such financing could prove dilutive to the interests of existing investors, or we may be required to divest additional business assets.

Our President and Chief Executive Officer has announced his retirement effective in January 2008. Our ability to execute our business strategy could be impaired if we are unable to find and retain a new President and Chief Executive Officer with comparable skills in a timely manner. The loss of the services of other key personnel, or if we are unable to recruit other qualified managers and key personnel in the future, may also impair our ability to operate effectively.

E. Michael Thoben, III, our President and Chief Executive Officer, will retire in January 2008. Mr. Thoben has been with Interlink for the past seventeen years and has substantial experience with our business and technology. Our Board of Directors is conducting a search for a replacement, but has not yet identified specific candidates. We cannot assure you that we will find a suitable replacement prior to Mr. Thoben’s retirement. If we are unable to find a replacement for Mr. Thoben with the combination of skills and industry experience necessary to execute our business plan and manage the Company, our business may suffer. We also may incur significant costs in identifying, hiring, training and retaining his replacement.

Our success also will depend, in part, on our ability to attract and retain additional qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally. The loss of other key employees during this transition period would be particularly difficult and could cause significant delays in the implementation of our business plan and an adverse effect on our operations.

Business divestitures, acquisitions and partnering arrangements may disrupt our business, dilute stockholder value and distract management’s attention.

We recently completed the sale of our OEM Remotes and Branded Products business segments. As part of our business strategy to focus on higher margin emerging markets, we may consider additional divestitures or acquisitions or discontinue other aspects of our business. Such strategic decisions involve numerous risks, including:

•	unanticipated costs and liabilities;

•	difficulty of separating or combining the operations, products and personnel of the divested or acquired business;

•	difficulties in maintaining customer relationships and managing the strategic position of products and technologies;

•	diversion of management’s attention;

•	inability to maintain uniform standards, controls, policies and procedures;

•	accounting results that are unrelated to the performance of either business;

•	amortization of fixed costs over a smaller revenue base;

•	goodwill and other intangible assets that are subject to potential impairments in the future;

•	dilution of the ownership of existing shareholders, to the extent that acquisitions are financed with convertible debt or stock; and

•	other changes that consume resources and management’s attention.

We may fail to replace divested operations with new business segments that contribute to our financial health and strategic objectives. If we fail to properly evaluate and execute acquisitions, investments or divestitures, we may not achieve the anticipated additional benefit to our business and we may incur costs in excess of what we anticipate, which could damage the viability of our ongoing operations.

We are a public company and are therefore required to incur costs and to disclose information that private companies are not required to incur or disclose.

As a public company, we are required to comply with complex and costly accounting and disclosure requirements that do not apply to foreign companies that are not public in the United States, private companies or to subsidiaries or divisions of very large companies for whom the results of the subsidiary or division are not material. The costs that we are required to incur have recently increased dramatically, especially in connection with our reporting obligations under Section 404 of the Sarbanes-Oxley Act of 2002, and these expenses may continue to be incurred at historically unprecedented levels for the foreseeable future. These costs impact our profitability and therefore constitute a competitive disadvantage vis-à-vis much of our competition, especially in light of the recent divestiture of two of our four business segments. These requirements also can prevent our management from focusing on other areas of our business. In addition, our public status requires us to disclose publicly information that can afford a competitor a competitive advantage. If we are unable to maintain costs associated with our public company status within reasonable parameters, or if we are required to disclose information that our competitors can use to compete with us, our ability to remain competitive in our markets could be adversely affected.

A limited number of investors own a majority of our stock and, working together, could control us.

The selling securityholders, which consist of institutions managed by a small number of fund managers, own, collectively, a majority of our stock. To our best knowledge, neither the selling securityholders nor their fund managers have any agreement or understanding under which they have agreed to act together with respect to the voting of our stock. However, they have expressed common views with respect to various matters relating to our management and governance and these views have influenced related decisions of our Board of Directors. If they were to act together as a group, these fund managers would have the ability to control various aspects of our business and governance, including the replacement of our Board of Directors. Accordingly, other investors may not have the practical ability to oppose management and/or governance decisions that have the support of the selling securityholders.

We are emphasizing new markets and if we fail to accurately predict the growth of these new markets, we may suffer reduced earnings.

Historically, the largest contributor to our consolidated sales was our OEM Remotes business segment. In late 2005, we deemphasized and reorganized segments of this business, and in August 2007 we sold this business, together with our Branded Products business. During this time, we have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the MicroNav™ family of file navigation products in our Specialty Components business, and the biometric input pads in our E-transactions business. As we transition to becoming a Company with two, rather than four, business units and focus on our remaining businesses, we expect to continue to identify and develop products for new markets. These markets change rapidly and may not all be successful. We cannot assure you that they will grow or that we will be able to accurately forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to accurately predict successful new products and markets and the growth and demand in new markets may cause us to suffer substantial losses or reduced earnings.

Failure to increase market awareness and acceptance of E-transactions and our E-transaction products may cause our revenues in this market to fall short of our expectations.

We are focusing considerable resources on developing our E-transactions market. The prospects for growth of our E-transactions business depend in part on the acceptance by our target markets of electronic signatures as a replacement for traditional pen and ink signatures. The market for E-transactions is new and emerging and we cannot be certain that it will continue to develop or grow or that businesses will elect to adopt our products rather than competitive products or to continue to rely on traditional pen and ink signatures. Businesses that have invested substantial resources in traditional infrastructures may be reluctant to adopt an electronic approach to replace their existing systems. Concerns about privacy and fraud may cause businesses not to adopt E-transactions or our E-transaction products. We expect that we will need to continue to pursue intensive marketing and sales efforts to educate prospective customers about the benefits of E-transactions and our E-transaction products. If market awareness and acceptance of E-transactions do not occur, our revenues and profitability in this market will fall short of our expectations.

Managing our changing markets successfully will require us to plan and manage our infrastructure efficiently.

The ability to adapt our business to rapidly evolving markets and to take advantage of strategic opportunities requires an effective planning and management process. We expect that responding to changes in our business will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage change effectively will require us to manage and reallocate human and other resources to support new undertakings and to structure our operations effectively and reliably. If we are unable to respond nimbly to rapidly changing markets and opportunities, we will lose any competitive advantages we may enjoy and our business could be impaired.

If we are unable to keep pace with rapid technological developments, we may not be able to compete effectively.

Technology in our target markets is undergoing rapid change. In order to maintain our position in our existing markets and succeed in new markets, we will have to develop and support innovative technologies. Doing so will require, among other things, that we accomplish the following:

•	accurately predict customer needs and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated and well supported but are also available at a price within market tolerances and competitive with comparable products;

•	establish and effectively defend our ownership of the intellectual property supporting our products; and

•	enter into relationships with other companies that have developed complementary technology on which our products also depend.

We cannot assure you that we will be able to achieve any of these objectives.

If our products do not support evolving industry standards, they may not achieve or maintain market acceptance and our revenues may decline.

Our E-transactions business customers expect our products to enable them to comply with applicable requirements relating to electronic signatures, such as the Electronic Signatures in Global Commerce Act and procedures adopted by the National Notary Association. If our E-transactions products do not support these requirements, they will not be competitive and will not be adopted by the market.

We rely on others for aspects of our technology development.

Our in-house research and development expertise is focused on our sensor and communication technologies. We do not have broadly based expertise in software development, chip design or other critical technological aspects of a complete product. We rely on other companies with whom we may contract or enter into joint development agreements to provide these aspects of our product technologies. We cannot assure you that we will be able to contract or otherwise arrange for these services in the future or on a consistent basis. We also cannot assure you that a developer with whom we contract for technology will not use or permit others to use similar technology in competition with us.

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

We are not currently engaged in any patent infringement suits but we have been threatened with one such suit in recent years. Despite our efforts to maintain and safeguard our proprietary rights, we cannot assure you that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing on them, we could be forced to incur substantial litigation expenses, and if we were found to have infringed a third-party patent, we could be required to pay substantial damages, pay royalties in the future or be enjoined from infringing in the future.

Sales of simple signature capture devices are growing rapidly and the manufacturers of these devices could broaden their product range to include products that compete with our ePad.

Simple signature capture devices, distinct from our more sophisticated ePad products, have recently become a common sight at retail checkout counters and a number of companies manufacture and sell these devices. While our ePad product is targeted at a more advanced market, signature capture device manufacturers could elect to expand their existing product lines in an effort to compete in our markets. Such competition could reduce margins or otherwise adversely affect our prospects in our E-transactions market.

Our markets are intensely competitive and many of our potential competitors have resources that we lack.

Our markets are competitive and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies and companies that sell complementary products to our target markets. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against current and future competitors.

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

We identified material weaknesses in our internal control over financial reporting in prior fiscal periods and have been required to restate our historical financial statements.

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and as of September 30, 2007, no material weaknesses remained to be remediated. These measures are more fully described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 under the caption “Item 4—Controls and Procedures.”

Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year and a half. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements. Such errors could cause our internal planning and assessment of our business to be based on false information and could cause our published financial statements to fail to fairly present our financial condition and results of operations, which could erode market confidence in our company, cause the price of our stock to be based on false or misleading information and result in litigation based on such false or misleading information.

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

Our revenue from international sales accounted for approximately 45%, 55% and 60% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. This proportion of international to domestic sales has not changed significantly after the divestiture of our OEM Remotes and Branded Products business segments. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our manufacturing is currently performed in China and Camarillo. Our international operations involve a number of risks, including:

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

Any of the above factors could adversely affect our operating results..

Our operating results could be adversely affected by fluctuations in the value of foreign currencies.

International sales made through our Japanese subsidiary are generally denominated in yen. A weak yen would materially affect total revenue and could result in a decrease in dollar revenue even though sales remained constant or increased. We also contract for most of our large-volume, non-technical manufacturing in China. Although we contract in U.S. dollars, a weakening of the dollar could cause existing contracts to be uneconomic to the vendor and therefore require a renegotiation. Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Japanese yen, in particular, has fluctuated in value due in part to the economic problems experienced by Asian countries and the depreciation of the U.S. dollar. Although we at times engage in currency hedging transactions in order to protect ourselves from risks of Japanese yen currency fluctuations, we cannot assure you that these activities will protect us from such risks.

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

A separate EU Directive, Waste Electrical and Electronic Equipment (the “WEEE Directive”), became effective in January of 2007. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are actively monitoring initial implementation of the WEEE Directive by the member states. We are responsible for WEEE compliance in the case of direct sales of our products in the EU. Compliance with the WEEE Directive may increase our costs and any failure to comply with the WEEE Directive for which we are responsible could lead to monetary penalties.

Failure to maintain, develop and expand our OEM relationships could cause demand for our products to decrease.

Our Specialty Components products are sold to OEM customers. If we fail to maintain, develop and expand our relationships with our OEM customers or if those customers are not successful in their marketing and sales efforts, demand for our products may decrease.

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

Some of our OEM and major retail customers order from us on a “just in time” basis, which requires us to estimate demand for particular products, and many of these products are customer specific.

The agreements or understandings that we reach with some OEM customers specify various terms such as product design and price, but do not constitute firm purchase orders for a specific number of products or components. Some of our OEM and major retail customers place firm purchase orders on a “just in time” basis and expect products or components to be shipped to them as soon as they can be made. Accordingly, our backlog of firm orders can be small in relation to the volume of our sales. In anticipation of customer demand, we may be required to purchase raw materials and components based on estimates of customer demand derived from non-binding information furnished by the customer. If customer purchase orders differ substantially from our estimates, we may accumulate excess inventory that has to be written off. If we underestimate demand, we may be unable to meet customer needs, which could harm our relationship with the customer.

The loss of any significant customer or any cancellation, reduction or delay of a large purchase by a significant customer could reduce our revenue and require us to write down inventory.

Our Specialty Components OEM customers accounted for approximately 41% of our revenues for the year ended December 31, 2006 and 50% for the nine months ended September 30, 2007 . Although we have been deemphasizing segments of our OEM Remote business, especially as a result of recent divestitures, the loss of a key Specialty Component OEM customer could significantly reduce our revenue below anticipated levels. Specialty Components OEM sales tend to be related to specific products offered by our customers and therefore fluctuate significantly as such products are introduced and discontinued. From time to time, we expect to lose significant revenue streams as the result of Specialty Components OEM product discontinuances and will be required constantly to seek new opportunities with new and existing customers in those segments that we choose to continue to pursue. Because our expense levels are based on our expectations as to future revenue and are, to a large extent, fixed in the short term, a substantial reduction or delay in sales of our products to an OEM customer, the unexpected loss of any significant OEM or other customer, or unexpected returns from customers, could harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on September 19, 2007, the holders of our outstanding Common Stock took actions described below. At July 23, 2007, the record date, 13,749,310 shares of Common Stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

The only matter submitted to the stockholders for a vote was the election of two nominees to serve as directors. By the votes indicated below, the stockholders voted to re-elect Messrs. Edward Hamburg and Tom Thimot to the Board of Directors:

	Edward Hamburg	Tom Thimot
Shares in favor:	11,848,877	11,950,577
Shares against:	—	—
Shares withheld:	258,970	157,270

Eugene F. Hovanec did not stand for re-election as a director and his term as director expired at the close of the 2007 Annual Meeting of Stockholders. George Gu, E. Michael Thoben, III, Lawrence S. Barker, John A. Buckett, II and Merritt M. Lutz continued to serve as directors after the meeting.

Item 5.	Other Information

On November 8, 2007, Interlink Electronics, Inc. (the “Company”) and Silicon Valley Bank (“SVB”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Agreement”). The Amended Agreement amends and restates in its entirety that certain Loan and Security Agreement between the Company and SVB dated as of December 19, 2006, as amended by that certain First Amendment to Loan and Security Agreement dated as of April 6, 2007, that certain Second Amendment to Loan and Security Agreement dated as of July 18, 2007 and that certain Third Amendment to Loan and Security Agreement dated as of August 13, 2007. The effect of the amendment and restatement is to (i) reduce the interest payable on advances under the $5 million line of credit (the “Line of Credit”), (ii) extend the maturity date of the Line of Credit by two years from its original expiry date, and (iii) eliminate the restrictions on borrowing limits imposed by the Second Amendment. Under the terms of the Amended Agreement, the Company has the ability to draw against the Line of Credit up to 80% of the value of its eligible accounts receivable. The Line of Credit is secured by the Company’s accounts receivable, intellectual property and other assets, and terminates on November 7, 2009. A copy of the Amended Agreement is attached hereto as Exhibit 10.22 and is incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below:

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Agreement, dated October 4, 2006, by and between the Registrant, Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Offshore Operating Fund, L.P., Tom Thimot and Lawrence S. Barker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2006).

10.12	Form of Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.13	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.14	Form of Warrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.15	Loan and Security Agreement, dated December 19, 2006, by and between Interlink Electronics, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.16	First Amendment to Loan and Security Agreement, dated April 6, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.17	Second Amendment to Loan and Security Agreement, dated July 18, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.18	Third Amendment to Loan and Security Agreement dated August 15, 2007, by and between Silicon Valley Bank and Interlink, Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2007).

10.19*	Transition Letter Agreement by and between Interlink Electronics, Inc. and E. Michael Thoben, III, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.20*	Employment and Severance Agreement by and between Interlink Electronics, Inc. and E. Michael Thoben, III, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.21*	Change in Control Agreement by and between Interlink Electronics, Inc. and Charles C. Best, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.22	Amended and Restated Loan and Security Agreement, dated November 8, 2007, by and between Silicon Valley Bank and Interlink, Electronics, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: November 14, 2007	/s/ Charles C. Best
Charles C. Best Chief Financial Officer

Exhibit Index.

The following exhibits are filed herewith or incorporated by reference as indicated below:

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

4.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant.

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Agreement, dated October 4, 2006, by and between the Registrant, Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Offshore Operating Fund, L.P., Tom Thimot and Lawrence S. Barker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2006).

10.12	Form of Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.13	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.14	Form of Warrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.15	Loan and Security Agreement, dated December 19, 2006, by and between Interlink Electronics, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.16	First Amendment to Loan and Security Agreement, dated April 6, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.17	Second Amendment to Loan and Security Agreement, dated July 18, 2007, by and between Interlink Electronics, Inc. and Silicon Valley Bank (previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2007).

10.18	Third Amendment to Loan and Security Agreement dated August 15, 2007, by and between Silicon Valley Bank and Interlink, Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2007).

10.19*	Transition Letter Agreement by and between Interlink Electronics, Inc. and E. Michael Thoben, III, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.20*	Employment and Severance Agreement by and between Interlink Electronics, Inc. and E. Michael Thoben, III, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.21*	Change in Control Agreement by and between Interlink Electronics, Inc. and Charles C. Best, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.22	Amended and Restated Loan and Security Agreement, dated November 8, 2007, by and between Silicon Valley Bank and Interlink, Electronics, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement