Form 10-K
period 2007-12-31
INTERLINK ELECTRONICS INC
filed 2008-03-28
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

On June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $21,037,000 based upon the last sale price reported for such date on the Over the Counter market trading system. Shares of Common Stock held by officers and directors of the registrant are not included in the computations; however, the registrant made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of March 25, 2008, the number of shares of the registrant’s Common Stock outstanding was 13,749,310.

Documents incorporated by reference:

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

INTERLINK ELECTRONICS, INC.

PART I

ITEM 1.	BUSINESS

Overview

Interlink Electronics, Inc. and its subsidiaries, design, develop, and sell intuitive interface technologies and solutions for a variety of businesses. We have two business segments: Specialty Components and eTransactions.

Our Specialty Components products include cursor control and other input devices for a wide variety of electronic products, including game controllers, cellular telephones, handheld media players and medical devices. We make Force Sensing Resistor (“FSR”) based sensors that we and other companies incorporate into end user products. FSR based technologies, such as MicroNav™, support full mouse functionality and file navigation using miniaturized sensors and supporting systems that consume relatively little power, making them particularly attractive to manufacturers of handheld devices.

Our eTransactions products include signature input devices that we support with proprietary application software. These products enable organizations to capture, secure and legally-bind an electronic signature, as well as record various identity-defining factors such as signature biometrics and fingerprints.

We serve a global customer base from our corporate headquarters in Camarillo, California, where we also manufacture components incorporating our FSR technology. We have a logistics center in Hong Kong and a manufacturing facility in Schenzen, China. We have sales offices in Canada and Tokyo, as well as throughout the United States.

Products for Specialty Components and eTransactions benefit from a diverse technology portfolio based on trade secrets, patented inventions and proprietary software. These technologies include our FSR technology and unique or patented product design features. Alone and in collaboration with our industry partners, we have developed numerous technologies that support various product applications.

Market Opportunities

Specialty Components. FSR-based products are used in portable electronic devices where user input must be converted into an electrical signal. Such devices include mobile phones, portable media players, navigation devices, handheld games and digital cameras. Market research firm Informa Telecoms & Media, projects the advanced or high end mobile phone and portable media player markets in particular to grow significantly over the coming years. Opportunities for our products come from this market growth as well as our potential deeper penetration of existing markets. Market requirements for solutions suitable for smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability are also driving increased demand for Interlink products.

FSR sensors are ideally suited for use in handheld devices, and we have developed our MicroNav™ family of sensors in response. As the size of these handheld devices continues to decrease and their functionality becomes increasingly sophisticated, we expect this market to represent a significant growth opportunity.

Additional market opportunities are emerging for us to improve the functionality of standard capacitive sensors that are widely available and competitively priced. Inadvertent activation, where users unintentionally activate a control, is a common problem with capacitive technology. In contrast, FSRs are based on a resistive technology that requires a deliberate application of force to operate. We have had recent success in using FSR technology in combination with capacitive technologies to minimize the latter’s performance issues, enabling FSR sensors to complement competitive technologies and provide us with new opportunities for growth.

We also continue to provide our traditional line of custom sensors and pointing solutions to the medical, industrial, commercial and government markets.

eTransactions. Market research companies such as Celent, TowerGroup and the Robert E. Nolan Company, Inc. highlight the advantages of, and need for, e-signature technology becoming a part of business processes. These analysts point to the need for financial services organizations in particular to implement electronic signatures to gain competitive advantages and achieve operational efficiencies. Compared with traditional processes involving the circulation of paper documents for ink signatures, e-signature processes can offer substantial time and cost savings for document producers, as well as improved customer satisfaction for persons executing these documents. We believe the question is not whether electronic signatures should be implemented, but when and how this technology will be implemented.

Our eight-year history of providing e-signature solutions has given us a competitive advantage. We believe the market will adopt e-signature technology in both internal and external processes and that we are positioned to capture significant portions of this growing market. Our product offerings have the potential to fulfill the e-signature needs of our customers across all of their channels of business: in-branch, in-the-field and online.

Strategy

Specialty Components. Our objective is to be the leading provider of advanced intuitive interface components to business and consumer markets by:

•

Leveraging our core FSR sensor technology in innovative designs that address continually evolving market requirements. The advent and increasing complexity of a wide range of miniaturized consumer electronics products such as portable media players, mobile phones, navigation devices, digital cameras, and other portable electronics have greatly increased demand for small, low-power-consuming input devices that can provide full mouse functionality. Our patented MicroNav™ technologies are well suited for these applications and we have invested considerable effort in the development of this technology. We are developing a range of MicroNav™ products that serve as the primary navigation device and are also developing products that compliment other technologies, user input techniques, and even competitive products. We address our customers’ space and functional requirements for both complete and partial sensor assemblies by taking advantage of proprietary product features such as connection methods, sensor construction, top layer materials and incorporation of our sensor in printed circuit board assemblies.

•

Maintaining and developing new strategic relationships with companies that supply complimentary products and services to our markets. As mobile devices continue to become smaller and more complex, the industry searches for ways to combine functionality. We continually seek partners that supply content to our target markets and can combine our sensor technology with other products that address evolving customer requirements.

•

Leveraging and extending our strong intellectual property position. We have significant expertise in the design and manufacture of intuitive interface technologies and products. We intend to continue to broaden our intellectual property position and diversify into markets and technologies that complement our current product portfolio. We have numerous trade secrets and proprietary technologies and manufacturing processes that further strengthen our intellectual property position.

eTransactions. We focus on markets that have the highest potential for revenue growth, particularly financial services, healthcare, and government. Our strategy also includes ensuring our technology is not only used in the key e-signature applications available today but those that will be the electronic signature applications of choice in the future. Currently, organizations are using e-signatures in a customer facing environment, such as a new account opening at a bank, and also in web based applications, such as applying for automobile insurance online. We continually look to the markets and technologies to determine future applications.

Our strategy involves generating revenues from new and existing customers. New customers are identified by an experienced field sales team as well as through distribution and reseller channels. Typically, our products are initially purchased for one application within the organization. Over time existing customers find additional needs that our products can provide.

Products

Specialty Components. Specialty Components offerings come in three product lines: custom FSR sensors, MicroNav™ sensors and integrated pointing solutions. FSR sensors are very flexible in their configuration and are versatile enough to be designed into a myriad of applications. We are able to deliver solutions in very demanding applications, such as in industrial environments, or those requiring high levels of reliability, such as in medical devices.

The miniaturized sensors that we sell under the MicroNav™ brand come in various formats and permit precise input of a broad range of selections. These sensors enable web surfing, list scrolling, gaming, and menu navigation for portable devices and are designed to fit in small spaces and provide capabilities similar to those of a computer mouse. In some applications we supply the basic sensor and a license to use the related software drivers. We also support various lighting, materials, connection, and actuator designs. We can supply sensor and micro-processor combinations in formats suitable for “drop-in” solutions. We offer all three formats on an OEM basis to manufacturers of various handheld products.

We sell integrated pointing solutions to manufacturers of notebook computers, rugged electronics and industrial applications. We also sell a diverse assortment of custom FSR sensors for non-computer applications, such as for use in medical devices as safety switches. MicroNav™ sensors, a key focus area of the company, are used in consumer electronics and other portable electronic devices.

eTransactions. Our e-signature products enable organizations to securely capture legally-binding e-signatures and permanently bind that information to the document for archiving and future verification. Our ePad family of products covers the full spectrum of e-signature processes and environments. Key functionality of the ePad family includes full-color LCD displays, fingerprint sensors and device encryption.

Our e-signature software, IntegriSign Signature Software Suite, was introduced in 2004. The desktop version is bundled with every member of the ePad family. This software encrypts and permanently embeds e-signatures in documents along with additional signature data such as date and time. In 2008, server signing functionality will be added to the IntegriSign Signature Software Suite to provide companies the ability to implement end-to-end electronic processes for Web-based transactions.

Offering combined hardware and software solutions, we provide our customers with a single-source for all of their e-signature technology needs. We also offer professional services for organizations requiring customization of their solutions.

Customers

Specialty Components. Our customers include many of the world’s largest consumer electronics manufacturers as well as a variety of familiar names in the medical equipment, computer and industrial equipment markets. These customers include such portable electronic device manufacturers as Samsung, iRiver, Sony, LG, BenQ-Siemens, Pantech and Olympus. Our medical device customers include Varian, Respironics and Medtronic. Other Interlink customers include computer and computer peripheral device manufacturers such as Microsoft and NMB and other equipment manufacturers such as Preh and Siemens.

eTransactions. Our products are sold to different types of companies in different industries. We currently focus on firms in the financial services market (banking, insurance, financial planning and brokerage, auto finance and mortgage) and the government sector at both the federal and state level. We also have significant customers in the healthcare and telecommunication sectors.

Our technology has been implemented by such customers as Farmers Insurance, Metlife, Prudential, State Farm, DealerTrack, Wells Fargo, Wachovia, Chrysler Financial, National Notary Association, PhilipMorrisUSA, Veterans Hospital, Siemens, McKesson, Cerner, Vodafone, Lloyds TSB, Ford Credit, Bristish Airways, El Corte Inglés and BMW.

Technologies

Specialty Components. Specialty Components products are based on our patented FSR technology. The sensor typically consists of a bottom layer of conductor traces, a proprietary resistive ink top layer and a spacer that separates the two layers. An additional top layer that contains graphics and protects the sensor can also be added. As a user touches the top of the sensor layer it contacts the conductor layer causing a resistance change. As more force is applied the resistance continues to change proportionally to the force.

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

FSR sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where space is a critical issue, as in mobile phones and portable electronics. In finger-sensing applications, such as touch pads and scroll rings, they consume less power than do capacitive sensors, which is the principal competing technology. FSRs are therefore an appropriate choice for products that depend on battery power, and particularly for products with limited battery capacity. Also, unlike capacitive sensors which react to the electrical capacitance in a human finger, FSRs react to pressure from any object and therefore support pen or gloved hand activation. FSR sensors have no moving parts and can be packaged in a sealed environment. They are therefore highly reliable, retaining their performance through millions of actuations, even in adverse environments involving heat, moisture and chemical contamination. We continue to improve our proprietary ink formulas, manufacturing process and printing technology.

eTransactions. We have created a comprehensive product line of signature capture devices that range from low cost units with opaque sensors and no visual feedback to products with full color display and high speed communications. To enable this hardware and provide a complete solution to customers, we have built the IntegriSign Signature Software Suite. IntegriSign software is included with our signature capture product line and enables a basic range of electronic ink and digital signing activities to be activated at individual workstations and can be integrated into any corporate or enterprise framework.

We maintain active, in-house product design, engineering support and advanced technology departments in the United States, Japan and China. We also have an exclusive relationship with a third-party software development firm in India that provides us access to additional software engineers for electronic transaction software development and integration. As appropriate, we may engage other third-party development firms to facilitate the integration of our products into our customers’ products or handle peak loads greater than our internal capacity.

Intellectual Property

We consider our intellectual property to be a key element of our ability to compete in our chosen markets. Our intellectual property portfolio consists of trade secrets, patents and proprietary software.

Trade Secrets. FSR sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are currently conducted in-house at Interlink to maintain quality and protect the force sensing technology. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR sensors require considerable expertise. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

Patents. We regularly file U.S. and foreign patent applications to cover new or improved technologies, manufacturing methods and product designs. These filings protect methods of manufacturing FSR sensors and new innovations in types of FSR sensors, as well as innovative ways to measure and use FSRs for human input to electronics such as mobile phones or other portable electronics.

The first of our patents for FSRs, which cover certain aspects of the use of a micro-textured surface to produce resistance that varies with force, expired in 1999. However, the FSR sensors that we make today are covered by 25 patents related to their function, formulation and manufacture that expire between 2011 and 2020. 16 FSR-related patents are pending.

Software. We have developed software that we provide with our products. We expect to aggressively develop or acquire additional software application technologies to support this and other markets.

Sales and Marketing

Specialty Components. Development of our MicroNav™ family of sensors has broadened the range of OEM applications that our products address. We are pursuing opportunities to develop these applications by working with our OEMs to customize our solutions into their products. Our sales process identifies opportunities according to their need for our technology and match to our strategic direction.

Our products are sold by Interlink sales personnel as well as independent outside sales representatives. We maintain active, in-house product design, engineering support and advanced technology departments. As appropriate, we may engage outside development firms to facilitate the integration of our products into our customers. Our application support teams address customer requirements and improve our probability that we will be successful in meeting our customers’ needs.

eTransactions. We are a pioneer and innovator in the electronic signature market, selling our e-signature products since 1999. Our efforts initially focused on educating the market on e-signature technology. Today, our marketing strategy is focused on generating market awareness and qualified leads in key strategic markets. We actively pursue high-profile speaking engagements and has forged strategic relationships with key industry players. We have entered into referral and reseller agreements with the top independent software providers. We have also completed cross-selling relationships with complementary solutions such as archiving vendors, e-forms providers and those who have software-only e-signature solution and need our hardware to complement their offering. These relationships allow us to increase our lead generation, which results in more electronic signature solutions for our customers.

Manufacturing

We maintain a manufacturing facility in our corporate headquarters located in Camarillo, California. In 2001, Interlink Electronics Asia Pacific Limited (IEAP), a wholly owned subsidiary located in Hong Kong was created to coordinate non-U.S. manufacturing activities. In October 2006, Interlink Electronics (China) Company Limited, (IECH), a wholly owned subsidiary located in Shenzhen, China was created. IECH increases our manufacturing and operational capabilities. IECH maintains capabilities for die cutting, assembly and testing of higher volume FSR products, and has a class 10,000 clean room that allows for a significantly cleaner manufacturing environment.

We acquire raw materials and components for our products from a number of sources around the world, including the United States and China. We have worked closely with a small group of manufacturers to create new materials optimized for FSR usage; most of which are supplied to us on an exclusive basis. The raw materials are processed into their final form using proprietary material and methods.

Competition

Specialty Components. We face competition from a variety of sources that vary depending on the application, with significant competition in the mobile phone and portable electronics device markets. We currently face competition from companies that offer solutions incorporating capacitive technology, as well as, to a lesser extent, other firms offering resistive technology solutions. Competition is also found in the use of touch screens, as these devices have few or no buttons for user input.

Many competitors are larger and have substantial resources at their disposal which could materially affect our ability to compete successfully against them. Many of the companies with which we currently compete or may compete in the future have long-standing customer relationships. These competitors may develop or acquire enhanced technologies sufficient to maintain or improve their market share. Some of our competitors have a diversified product line and already sell other products to our customers. We expect that our success against our competition will depend on our ability to use our technology, design experience and industry relationships to offer timely, innovative and cost-effective solutions to our customers

eTransactions. We are the only manufacturing company offering a combined hardware and software electronic signature solution. We do, however, compete against system integrators that provide similar systems from a variety of sources. With the anticipated growth in the market, we expect to see increased competition from hardware and software providers.

Current competitors consist primarily of organizations that tend to be singularly focused on the software or hardware solution in the electronic signature market. However, a variety of companies that currently supply products or services to our targeted customers can be expected to try to expand their offerings to include advanced signature solutions. Also, manufacturers of basic point-of-sale signature input devices may develop more advanced features that address our target markets. If the market for these products grows as we believe it will, it will attract additional competitors.

Employees

We had 220 employees as of December 31, 2007. Of that number, 107 are full-time employees in the United States with 100 at our corporate offices and manufacturing facilities in California and 7 located at our regional sales offices throughout the United States. We have 2 employees in a regional sales office in Canada and 1 employee in Korea. Our Japanese subsidiary has 9 employees. We have 1 employee at our Hong Kong subsidiary and 100 employees at our China subsidiary.

Financial Information About Segments and Geographic Areas.

Financial information about our business segments and geographic areas is incorporated herein by reference to Note 15 to the Consolidated Financial Statements included in this Annual Report.

Available Information

We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements and other information. The SEC’s Internet address is http://www.sec.gov.

We also make these reports and information available free of charge through our Internet website (http://www.interlinkelectronics.com) as soon as reasonably practical after we file such materials with the SEC. Information contained on our website is not part of this Annual Report or any other report filed with the SEC.

ITEM 1A.	RISK FACTORS

We have incurred net losses and negative cash flow from operations for the past five fiscal years and expect to experience future quarterly losses. Continued losses and negative cash flow would reduce our internal resources, limit our growth options, require additional cash infusions and could ultimately place our continued viability in question.

We have incurred losses and negative cash flow from operations in each of the previous five fiscal years. These losses resulted from various factors, including declining gross profit margins in our recently divested OEM Remotes business segment, increases in operating costs, increased compliance and regulatory costs, inventory reserve adjustments and internal investigation costs, some of which will continue to affect future results.

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. While we expect the higher margins in our retained businesses to result in positive cash flow by the end of fiscal 2008, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. The report of our independent registered public accounting firm contained in our fiscal 2006 audited financial statements included a going concern qualification. The going concern qualification has been eliminated in our 2007 fiscal year audited financial statements.

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

Our former President and Chief Executive Officer retired on January 4, 2008. Our ability to execute our business strategy could be impaired if we are unable to find and retain a new Chief Executive Officer with necessary and appropriate skills in a timely manner. The loss of the services of other key personnel, or if we are unable to recruit other qualified managers and key personnel in the future, may also impair our ability to operate effectively.

E. Michael Thoben, III, our former President and Chief Executive Officer, retired on January 4, 2008. Mr. Thoben had been with Interlink for the past seventeen years and has substantial experience with our business and technology. John Buckett, Chairman of the Board, has been appointed our interim Chief Executive Officer until a permanent replacement is found. Our Board of Directors is conducting a search for a replacement. If we are unable to find a permanent replacement for Mr. Thoben with the combination of skills and industry experience necessary to execute our business plan and manage our company, our business may suffer. We also may incur significant costs in identifying, hiring, training and retaining Mr. Thoben’s permanent replacement.

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

In August 2007 we completed the sale of our OEM Remotes and Branded Products business segments. As part of our business strategy to focus on higher margin emerging markets, we may consider additional divestitures or acquisitions or discontinue other aspects of our business. Such strategic decisions involve numerous risks, including:

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

As a public company, we are required to comply with complex and costly accounting and disclosure requirements that do not apply to foreign companies that are not public in the United States, private companies or to subsidiaries or divisions of very large companies for whom the results of the subsidiary or division are not material. These costs impact our profitability and therefore constitute a competitive disadvantage vis-à-vis much of our competition, especially in light of the recent divestiture of two of our four business segments, which has caused these costs to increase substantially as a percentage of our revenues. These requirements also consume substantial management time that could otherwise be focused on other areas of our business. In addition, our public status requires us to disclose publicly information that can afford a competitor an advantage. If we are unable to maintain costs associated with our public company status within reasonable parameters, or if we are required to disclose information that our competitors can use to compete with us, our ability to remain competitive in our markets could be adversely affected.

A limited number of investors own a majority of our stock and, working together, could control us.

The majority of our stock is owned by institutions managed by a small number of fund managers. To our best knowledge, neither these stockholders nor their fund managers have any agreement or understanding under which they have agreed to act together with respect to the voting of our stock. However, they have expressed common views with respect to various matters relating to our management and governance and these views have influenced related decisions of our Board of Directors. If they were to act together as a group, these fund managers would have the ability to control various aspects of our business and governance, including the replacement of our Board of Directors. Accordingly, other investors may not have the practical ability to oppose management and/or governance decisions that have the support of our institutional investors.

We are facing litigation based on our restatements of historical financial statements, which may have a material adverse impact on our cash reserves and may impair our ability to achieve our business objectives.

Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various federal securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our former Chief Executive Officer and our former Chief Financial Officer that alleges, among other things, securities-related violations of the California Corporations Code. These actions will require a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. The time and expense required to defend these claims may also affect our ability to pursue our business strategy. There is also no assurance that additional lawsuits will not be filed or that the ultimate resolution of these matters will not result in a material adverse effect on our financial condition or results of operations.

We are emphasizing new markets and if we fail to accurately predict the growth of these new markets, we may suffer reduced earnings.

Historically, the largest contributor to our consolidated sales was our OEM Remotes business segment. In late 2005, we deemphasized and reorganized segments of this business, and in August 2007 we sold this business, together with our Branded Products business. We have devoted significant resources to the development of products and the support of marketing and sales efforts in new markets, such as the MicroNav™ family of file navigation products in our Specialty Components business, and the biometric input pads in our eTransactions business. As we transition to becoming a company with two, rather than four, business units and focus on our remaining businesses, we expect to continue to identify and develop products for new markets. These markets change rapidly and may not all prove to be attractive. We cannot assure you that they will grow or that we will be able to accurately forecast market demand in time to respond appropriately. Our investment of resources in these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to accurately predict successful new products and markets and the growth and demand in new markets may cause us to suffer substantial losses or reduced earnings.

Failure to increase market awareness and acceptance of eTransactions and our eTransaction products may cause our revenues in this market to fall short of our expectations.

We are focusing considerable resources on developing our eTransactions market. The prospects for growth of our eTransactions business depend in part on the acceptance by our target markets of electronic signatures as a replacement for traditional pen and ink signatures. The market for eTransactions is new and emerging and we cannot be certain that it will continue to develop or grow in a timely manner or that businesses will elect to adopt our products rather than competitive products or to continue to rely on traditional pen and ink signatures. Businesses that have invested substantial resources in traditional infrastructures may be reluctant to adopt an electronic approach to replace their existing systems. Concerns about privacy and fraud may cause businesses not to adopt eTransactions or our eTransaction products. We expect that we will need to continue to pursue intensive marketing and sales efforts to educate prospective customers about the benefits of eTransactions and our eTransaction products. If market awareness and acceptance of eTransactions do not occur, our revenues and profitability in this market will fall short of our expectations.

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

Our eTransactions business customers expect our products to enable them to comply with applicable requirements relating to electronic signatures, such as the Electronic Signatures in Global Commerce Act and procedures adopted by the National Notary Association. If our eTransactions products do not support these requirements, they will not be competitive and will not be adopted by the market.

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

Simple signature capture devices, distinct from our more sophisticated ePad products, have recently become a common sight at retail checkout counters and a number of companies manufacture and sell these devices. While our ePad product is targeted at a more advanced market, signature capture device manufacturers could elect to expand their existing product lines in an effort to compete in our markets. Such competition could reduce margins or otherwise adversely affect our prospects in our eTransactions market.

Our markets are intensely competitive and many of our potential competitors have resources that we lack.

Our markets are competitive and we expect competition to increase. Our competitors include companies with similar products or technologies and companies that sell complementary products to our target markets. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against current and future competitors.

We identified material weaknesses in our internal control over financial reporting in prior fiscal periods and have been required to restate our historical financial statements.

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of the errors caused by these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and as of December 31, 2007, we had identified no material weaknesses that remained to be remediated.

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

We currently manufacture FSR sensors at our Camarillo, California facility. This facility is vulnerable to damage from earthquakes, floods, fires, power loss and similar events. It could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at our manufacturing facility could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which may cause our revenues and operating results to decline.

Manufacturing is also being done by our China subsidiary and by third parties in China that are identified and managed through our Hong Kong and China subsidiaries. We rely on our subsidiaries to select and contract with contract manufacturers with suitable manufacturing facilities and appropriately trained employees. An interruption in our current manufacturing arrangements could adversely affect our revenues, operating results and customer relationships.

International sales and manufacturing risks could adversely affect our operating results.

Our revenues from international sales accounted for approximately 54%, 62% and 34% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. Our manufacturing is currently performed in China and Camarillo. Our international operations involve a number of risks, including:

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

Environmental directives that affect our manufacturing processes and inventory may be enacted from time to time in the United States and abroad. Any such directives could require us to increase our inventory reserves due to obsolescence or otherwise increase the cost of doing business. In 2006, the Restriction on Hazardous Substances Directive (“ROHS”) went into effect which limited the use of hazardous raw materials in the production of electronic and electrical goods that we sell in the European Union and certain other European countries. While we currently believe our inventory reserve is adequate, we may have additional inventory write downs due to ROHS or other similar restrictions implemented by other markets. In 2007, the Waste Electrical and Electronic Equipment became effective and required companies that sell electronic equipment on the EU market to register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes.

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

Our MicroNav™ sensor sales are dependent on a relatively small number of relatively large contracts; our failure to obtain contracts that we expect to obtain or any event that results in the loss or reduction in size of a contract below our expectations could have a material adverse effect on our results of operation.

The focus of our MicroNav™ sales effort targets a small number of large OEM manufacturers of handheld products and relates to specific products for which the OEM manufacturer is developing product specifications. We expend considerable effort in preparing for and bidding these contracts and make capacity planning decisions based on our expectations as to the number and size of contracts on which we will be the successful bidder. If our expectations are too optimistic, we are at risk of incurring expense in preparation for sales that we are not able to make. If our expectations are too pessimistic, we are at risk of being unprepared to perform on a contract that we could otherwise have obtained. In addition, the value of any OEM contract to us depends in part on the success of the device in which our products are included. We rely on the OEM customer’s estimates as to the size of the market for their individual products and these estimates are often inaccurate. We cannot assure you that we will be successful in predicting volume and timing in this aspect of our business.

ITEM 2.	PROPERTIES

Our corporate offices and principal manufacturing facilities are located in a 44,110 square foot leased facility in Camarillo, California. We sub-lease 11,000 square feet of this building through 2010. This lease on the Camarillo premises expires on February 28, 2010 (with one option to extend for an additional sixty month period) and provides for a monthly rent payment of $29,113 with a 3% annual increase. Our Japanese subsidiary, Interlink Electronics, K.K., leases office space in Tokyo, Japan. Our Hong Kong subsidiary, Interlink Electronics Asia Pacific Limited, leases office space in Hong Kong and warehouse space in Hong Kong and mainland China. Our China subsidiary leases an approximate 20,000 square foot building in Schenzen, China. The lease for the China facility runs until May 31, 2009 and provides for a monthly rent of $3,416. Each of our eTransactions and Specialty Components business segments uses the facilities described in this Item 2.

ITEM 3.	LEGAL PROCEEDINGS

On November 15, 2005, a class action alleging violations of federal securities laws was filed against Interlink and two of our former officers in the United States District Court for the Central District of California. The complaint, as currently amended, alleges that, between April 24, 2003 and November 1, 2005, the defendants made false and misleading statements and failed to disclose material information regarding Interlink’s results of operations and financial condition. The complaint includes claims under the Securities Act of 1933, as amended (the “Securities Act”) and Exchange Act of 1934, as amended (the “Exchange Act”) and seeks unspecified damages and legal expenses. Mediation of the case has been scheduled for April 24, 2008, but we cannot assure you that the mediation will be successful.

On January 24, 2006, a shareholder’s derivative action was filed in the Central District of California against two of Interlink’s former officers and the members of our Board of Directors at the relevant time. The derivative complaint contained the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that Interlink is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

On August 17, 2006, the plaintiff re-filed the derivative action in California state court. The re-filed complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of our Board of Directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that Interlink is found to have violated the federal securities laws and other unspecified damages.

On November 17, 2006, defendants removed the derivative action to federal court. On January 9, 2007, the court stayed the derivative action pending the defendants’ filing of an answer in the securities class action. That stay is still in effect as of the date of the filing of this Annual Report. In connection with the class action and the derivative proceedings described above, we voluntarily contacted the SEC in 2006 to inform the SEC of both proceedings. Soon thereafter, the SEC responded with several inquiries, to which we responded promptly. On November 16, 2007 we received a letter from the SEC stating that the SEC had closed its investigation but reserving the right to reopen it at any time. Under our Certificate of Incorporation and Bylaws, we are obligated to indemnify our former officers against any loss resulting from claims against them in their capacity as officers of Interlink to the fullest extent not prohibited by law. Whether applicable law will permit such indemnity will depend on the facts of the case as ultimately determined in litigation or resolved as a part of a settlement process. We are also obligated under our charter documents to advance legal expenses for these former officers’ defense, subject to reimbursement if the officers are ultimately determined not to have been entitled to indemnity. We cannot predict the final disposition of these matters or whether we will be liable for amounts not covered by insurance. In addition to the matters identified above, from time to time, we are involved in various legal actions that arise in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains information with respect to each person who is an executive officer of Interlink:

Name	Age	Position
John A. Buckett, II	60	Interim Chief Executive Officer and Chairman of the Board
Charles C. Best	48	Chief Financial Officer and Secretary
Rodney G. Vesling	44	Senior Vice President, eTransactions

John A. Buckett, II has served as Interlink’s interim chief executive officer since January 4, 2008. On March 8, 2008, Mr. Buckett retired as vice president, corporate development at Scientific-Atlanta, a Cisco Company, which is a leading supplier of broadband communications systems, satellite-based video, voice and data communications networks and worldwide customer service and support, a position he had served in since 1998. He is currently a member of the Corporate Management Committee of Scientific-Atlanta, Inc. From 1995 to 1998, Mr. Buckett served as president of the International Division and, before that, as vice president, marketing strategies, for all operating units of Scientific-Atlanta, Inc. Mr. Buckett holds a B.S. degree in electrical engineering from the Georgia Institute of Technology.

Charles C. Best has served as Interlink’s chief financial officer and secretary since August 2005. Mr. Best joined Interlink in June 2005 as the vice president of finance. From June 2004 to April 2005, Mr. Best worked for Celetronix USA, Inc., an electronics service manufacturer, as the vice president and corporate controller. From December 1999 through May 2004, Mr. Best served as executive vice president and chief financial officer of BioSource International, Inc., a biotech reagent company. Mr. Best is a certified public accountant and holds a B.S. degree in business administration and accounting from San Diego State University.

Rodney G. Vesling is senior vice president of the eTransactions business segment. Mr. Vesling joined Interlink Electronics, Inc. in 2000 as vice president of sales and marketing for the specialty and eTransactions business segments. Prior to joining Interlink, Mr. Vesling worked 14 years in the content management and storage industries with the Eastman Kodak Company and Plasmon—formally a division of Philips Electronics. Mr. Vesling holds an economics degree from St. Lawrence University and a MBA with concentrations in Finance and Competitive Strategy from the William E. Simon Graduate School of Business Administration at the University of Rochester.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

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

	Low	High
Year ended December 31, 2006
First Quarter	$3.00	$3.54
Second Quarter	2.65	3.48
Third Quarter	2.50	3.15
Fourth Quarter	2.25	3.10

Year ended December 31, 2007
First Quarter	$2.65	$3.20
Second Quarter	1.41	3.15
Third Quarter	0.93	1.70
Fourth Quarter	1.25	1.85

On March 20, 2008, the closing price of our Common Stock on the OTC market trading system was $1.00.

Holders of Record and Shares Outstanding

As of March 13, 2008 there were approximately 60 stockholders of record of our Common Stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors. As of March 13, 2008, there were 13,749,310 shares outstanding.

Dividend Policy

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

Performance Graph(1)

The following line graph provides a comparison of the annual percentage change in the cumulative total stockholder return on our Common Stock to the cumulative total return of the Nasdaq Composite Index and a peer group consisting of companies included in the Nasdaq Computer Manufacturers Index. The comparison assumes $100 was invested on January 1, 2003 in our Common Stock and in each of the following indices and, in each case, assumes the reinvestment of dividends.

Interlink Electronics Cumulative Total Return To Stockholders

1/1/03 - 12/31/07

	12/02	12/03	12/04	12/05	12/06	12/07
Interlink Electronics, Inc.	100.00	180.93	243.04	92.53	79.90	43.81
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Computer	100.00	146.57	150.76	158.25	170.12	207.01

(1)

This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, each as amended, regardless of the date or any other general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data presented below was derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the year ended December 31, 2007 were audited by Singer Lewak Greenbaum and Goldstein, LLP. Our consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 were audited by other auditors. The selected financial data presented below has been prepared in a manner consistent with the guidelines of Statement of Financial Accounting Standards 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) – which requires us to present the sale of our OEM Remotes and Branded Products segments(1) on a discontinued operations basis. The data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, the financial statements and the notes thereto and the other financial information included therein. Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2007(2)	2006(2)	2005	2004	2003
	(in thousands, except per-share data)
Consolidated Statement of Operations Data:
Revenues	$19,315	$15,585	$13,841	$10,544	$8,795
Cost of revenues	13,556	9,747	8,558	5,339	3,816

Gross profit	5,759	5,838	5,283	5,205	4,979
Operating expenses:
Product development and research	2,970	4,805	3,994	3,566	2,826
Selling, general and administrative	11,259	12,599	7,353	5,974	4,816

Total operating expenses	14,229	17,404	11,347	9,540	7,642

Operating loss	(8,470)	(11,566)	(6,064)	(4,335)	(2,663)

Other income (expense):
Interest income (expense), net	(342)	281	162	15	(44)
Other income (expense), net	(775)	(14)	(95)	17	48

Total other income (expense)	(1,117)	267	67	32	4

Loss from continuing operations before provision for income taxes	(9,587)	(11,299)	(5,997)	(4,303)	(2,659)
Provision for income tax expense(3)	39	122	110	—	24

Loss from continuing operations, net of tax	(9,626)	(11,421)	(6,107)	(4,303)	(2,683)
Income (loss) from discontinued operations, net of tax	(1,957)	(335)	(2,198)	534	2,435
Gain on sale of discontinued operations, net of tax	5,914	—	—	—	—

Net loss	$(5,669)	$(11,756)	$(8,305)	$(3,769)	$(248)

Loss per share from continuing operations, net of tax—Basic and diluted(3)(4)	$(0.70)	$(0.83)	$(0.45)	$(0.36)	$(0.26)

Gain (loss) per share from discontinued operations, net of tax:
Basic	$(0.14)	$(.02)	$(0.16)	$0.04	$0.24

Diluted	$(0.14)	$(.02)	$(0.16)	$0.04	$0.21

Gain per share on sale of assets, net of tax:
Basic	$0.43	—	—	—	—

Diluted	$0.40	—	—	—	—

Net loss per share:
Basic and diluted	$(0.41)	$(0.85)	$(0.61)	$(0.31)	$(0.02)

	Year Ended December 31,
	2007(2)	2006(2)	2005	2004	2003
	(in thousands, except per-share data)
Weighted average shares used for loss from continuing operations, net of tax—basic and diluted	13,749	13,761	13,721	11,972	10,339

Weighted average shares used for income (loss) from discontinued operations, net of tax:
Basic	13,749	13,761	13,721	11,972	10,339

Diluted	13,749	13,761	13,721	13,231	11,410

Weighted average shares used for gain on sale of assets, net of tax:
Basic	13,749	—	—	—	—

Diluted	14,645	—	—	—	—

Weighted average shares used for net loss:
Basic and diluted	13,749	13,761	13,721	11,972	10,339

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$18,688	$15,343	$23,450	$31,097	$18,873
Total assets	28,332	24,355	33,171	39,948	25,582
Short term debt	—	152	154	491	706
Long term debt	5,387	—	154	405	1,010
Stockholders’ equity	14,777	16,864	24,272	32,091	19,370

(1)	See Note 3 to the Consolidated Financial Statements for additional information regarding the sale of our OEM Remotes and Branded Products business segments.
(2)	Includes $3.0 and $4.2 million of expenses related to the adoption of FAS123(R) for 2007 and 2006, respectively
(3)

Adjustments to provisions for income tax expense during these periods have fluctuated due to the deferred tax asset valuation allowance. This has affected the comparability of net income (loss) and earnings per share amounts.

(4)	As adjusted for the three-for-two stock split effected as a stock dividend to stockholders of record on March 20, 2000.

Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements because they describe management’s intentions or expectations with respect to future events or future possibilities and do not relate strictly to historical information. These statements may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. Such statements involve inherent risks and uncertainties, many of which are described in the section entitled “Risk Factors” in this Annual Report. It is likely that, as a result of such risks and uncertainties, management’s assessment of future events and the forward-looking statements contained in this Annual Report will prove to be incorrect. As a result, while such statements may be relied on as a reflection of management’s expectations as of the date of this Annual Report, they should not be read as constituting any assurance that such expectations will be realized or that management’s expectations will not change. Forward-looking statements in this Annual Report are made on the assumption that we will continue to operate our business as described herein. We may, however, make changes in our operations to meet business challenges or to take advantage of unforeseen opportunities. Any such change in the way we operate our business could cause forward-looking statements made herein to be wrong. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We develop, manufacture, market and sell intuitive interface devices and components for a variety of business applications worldwide in our eTransactions and Specialty Components business segments. We generate revenues from the sale of our hardware products, including pen input and signature pads and integrated cursor control. Some of these products, particularly our eTransactions products, incorporate software that we have developed internally or that we license from third parties.

We record our revenues in two business segments: eTransactions (input devices for the electronic signature markets) and Specialty Components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions). We have addressed our Specialty Components market since our inception in 1985 and our eTransactions market since 1999.

In August 2007, we sold our OEM Remote and Branded Products business lines, which had historically accounted for more than half of our revenues. Unless otherwise indicated, all operating trends and comparisons in this Item 7 reflect the operations of our continuing business or components thereof. Information with respect to the performance in 2007 and prior years, of our discontinued operations is reflected in the line item so captioned in our Consolidated Statements of Operations.

2007 Overview

In 2007, our revenues grew 24% compared to 2006 and our gross margins declined from 37% in 2006 to 30% in 2007. We experienced decreases in general and administrative costs in 2007 compared to 2006 due to non-cash stock based compensation expenses resulting from the adoption of FAS123(R) being lower in 2007 by $1,191,000 compared to 2006 and to accounting, legal, consulting, Sarbanes-Oxley internal control costs, and other administrative costs being lower by $1,320,000 in 2007 compared to 2006. We reduced our operating loss from $11.6 million in 2006 to $8.5 million in 2007.

Outlook

We expect revenue growth in our eTransactions business segment as our products continue to set the standard for advanced electronic signature transaction support and more companies make decisions to automate their document process. We also expect growth in unit sales as a result of continuing functionality enhancements, such as the addition of thumbprint, voice and other recognition technologies. As has been the case in the past, we expect revenue in this sector to fluctuate on a quarterly basis as sales tend to be in the form of a relatively small number of large contracts. These fluctuations may become more significant as a percentage of revenue as our eTransaction business grows.

We expect our Specialty Components segment to experience steady annual revenue growth based on increased sales of our MicroNavTM sensor products. In 2007 we had several significant design wins in the cell phone market. Actual results will depend not only on our success in convincing customers to incorporate our sensors into their products but also on the success of the products in which our sensors are incorporated. Accordingly, we believe revenue growth will occur in this sector, though the amount of the increase is difficult to predict.

We expect that general and administrative costs will remain constant or decline slightly from the 2007 levels, exclusive of the non-cash stock based compensation expense. A number of the opportunities that we are considering involve investments in technology, infrastructure or both, which may cause our research and development and product development expenses to increase in 2008.

We are involved in class action and derivative proceedings based on our recent restatements. In connection with that litigation, we may be liable for costs, expenses or other amounts not covered by insurance.

We expect to use current cash to fund our operations in 2008. As a result of the pursuit of new opportunities, the funding of continued operating losses or the litigation described above, we may find it advisable to raise additional capital through financings, to increase our line of credit to increase our cash resources, or to dispose of additional assets. We cannot assure you that such financings will be possible or available on terms that will be attractive to existing investors.

Current Opportunities and Challenges

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. We believe that the sale of these business units will provide us with the capital necessary to advance our strategic business initiatives and to allow us to focus on our two business segments we feel have the greatest potential for long-term profitable growth: eTransactions and Specialty Components. While the higher margins in our retained businesses are anticipated to result in improved cash flow by the end of fiscal 2008 and into the future, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. Our principal challenge, therefore, is to grow our eTransactions and Specialty Components business segments to achieve the revenue levels, cost efficiencies and profitability that will sustain and justify our continued investments in these segments. Our ability to manage this challenge will define the level of our success over the next two to three years.

A considerable portion of our effort has been, and will continue to be, directed at emerging markets such as our eTransactions market where our success depends, in part, on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, therefore, our long-term performance.

We are making significant efforts to provide our Specialty Components markets with products that use our proprietary FSR technology. The inability to timely develop and deliver these products to our customers would impact our ability to become profitable in our Specialty Components business segment in the timeframe we are anticipating.

Management faces the constant challenge of balancing our investment in new technology, product development and marketing initiatives against the objective of steady earnings growth. A decision to make a significant investment in a new technology, product or marketing effort may have a short-to-medium term negative impact on cash and earnings even if the investment proves to be justified. We may make investments in new business opportunities that will increase operating costs, decrease margins and negatively impact earnings until the investment produces significant revenue growth.

Our revenues from continuing operations were $19.3 million for the year ended December 31, 2007 and $15.6 million for the year ended December 31, 2006, an increase of 24%. Our current projections show that we will see revenue growth in both the eTransactions and Specialty Components business segments in 2008 when compared to each of the revenue levels in 2007. We expect that certain operating expenses will increase, but we project that other operating expenses, like many general and administrative expenses, will remain relatively constant in 2008. If revenues grow as projected in 2008, operating expenses will likely experience the same relative growth rate, with the result that operating expenses, as a percentage of revenues, should decrease.

Our quarterly results are often affected by volatility in orders for a particular product. Sales of our eTransactions products to large institutions are typically made pursuant to large purchase orders, which can be one-time events or can occur at widely-dispersed intervals. Sales of our Specialty Components products are typically related to our ability to design the product required by our customer and to the product life of the product of their customer. Both of these factors could result in large quarterly and annual revenue fluctuations. Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in Item 1A above.

Quarterly Financial Performance (unaudited)

The following table presents certain financial information for each of the following quarters:

	Dec. 31, 2007(1)	Sept. 30, 2007(1)	June 30, 2007(1)	March 31, 2007(1)	Dec. 31, 2006(1)	Sept. 30, 2006(1)	June 30, 2006(1)	March 31, 2006(1)
Revenues	$6,650	$4,660	$3,825	$4,180	$5,437	$3,723	$3,682	$2,743
Gross profit	$1,591	$1,050	$1,315	$1,803	$1,288	$1,868	$1,036	$1,646
Loss from continuing operations, net of tax	$(2,312)	$(4,111)	$(1,760)	$(1,443)	$(2,553)	$(2,068)	$(3,364)	$(3,436)
Income (loss) from discontinued operations, net of tax	$—	$(461)	$(419)	$(1,077)	$(1,094)	$183	$(267)	$843
Net income (loss)	$(2,610)	$1,638	$(2,179)	$(2,518)	$(3,647)	$(1,885)	$(3,631)	$(2,593)
Income (loss) per share—basic and diluted	$(0.19)	$0.12	$(0.16)	$(0.18)	$(0.27)	$(0.14)	$(0.26)	$(0.19)

(1)	Includes expenses related to the adoption of FAS123(R).

Quarterly revenues increased from the first quarter of 2006 through the fourth quarter of 2006. Each of the first and second quarter of 2007 saw declines in revenue as compared to revenues in the previous quarter. Revenues increased from the second quarter of 2007 through the fourth quarter of 2007. Revenues in our eTransactions business segment have fluctuated due in part to quarter to quarter fluctuations in large unit volume transactions resulting in revenues that vary significantly. Specialty Components revenues are also dependent on the volume and number of customers, which varies from quarter to quarter.

Our gross margins have fluctuated over the past eight quarters ranging from 23% to 60% due to a number of factors including excess unabsorbed manufacturing costs, excess direct labor, and incremental costs related to transitioning manufacturing capabilities to China. In addition, the product mix of transactions, which fluctuates from quarter to quarter, impacts our gross profits as each product has varying gross profit margins. We expect gross margins in both business segments to increase in 2008, but to continue to fluctuate quarter to quarter.

We experienced a gain on the sale of assets of $5,914,000 in 2007 due to the sale of our discontinued business segments in August 2007. Outside of this one time gain, we have experienced net losses from continuing operations in each of the last eight quarters due to a number of factors, including revenue fluctuations, product mix of sales, unabsorbed manufacturing costs and excess legal, accounting and consulting costs.

Results of Continuing Operations

Business Segment Overview

Revenue and gross profit by market segment are shown in the following table:

	2007(1)		2006(1)		2005
Business Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
eTransactions:
-Revenue	$9,242	48%	$9,910	64%	$8,326	60%
-Gross Profit	4,544		4,240		3,233
-Gross Margin	49%		43%		39%

Specialty Components:
-Revenue	$10,073	52%	$5,675	36%	$5,515	40%
-Gross Profit	1,215		1,598		2,050
-Gross Margin	12%		28%		37%

Total Segments:
-Revenue	$19,315	100%	$15,585	100%	$13,841	100%
-Gross Profit	5,759		5,838		5,283
-Gross Margin	30%		37%		38%

(1)	Includes amounts in gross profit that relate to the adoption of FAS123(R).

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

eTransactions

Our 2007 eTransaction revenues decreased 7% over 2006 due primarily to delayed shipments of products, longer than anticipated sales cycles, and, in part to slowdowns in the mortgage banking industry. We believe there is continuing industry adoption of our ePad product line. We anticipate revenues will increase in 2008 when compared to 2007, though quarterly revenues will continue to fluctuate as we target a larger client base, including those who have the ability to purchase between 5,000 to 100,000 units per commitment. We see this business segment as having high growth potential over the next few years. eTransaction gross margins were stronger at 49%, compared to 43% in 2006. We expect gross margins to remain at this general level in 2008.

Specialty Components

Specialty Components revenues increased 78% in 2007 as compared to 2006 due to additional customers and increased shipments of MicroNavTM products.

Specialty Component gross margins decreased to 12% in 2007 from 28% in 2006 due to the relatively higher unabsorbed costs directly associated with new opportunities in this business segment. In addition, margins associated with the MicroNavTM products are slightly lower when compared to our historical Specialty Components product margins. As we increase revenues, fill our manufacturing capacity and increase efficiencies, we expect our Specialty Components gross margins to increase in 2008 when compared to 2007.

Operating Expenses

Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the enhancement of our technologies. Our product development and research costs decreased $1,835,000, or 38%, from $4.8 million for 2006 primarily due to $235,000 of lower non-cash stock based compensation expenses related to the adoption of Statement of Financial Accounting Standard 123(R) (“FAS123(R)”), $514,000 of lower product development costs related to new projects and to $583,000 of lower payroll and related costs. In addition, $380,000 more product development costs were reclassified to cost of sales as we recognized customer revenue related to these amounts. As a percentage of revenues, our product development and research costs were 15% in 2007, compared to 31% in 2006. We expect that product development and research costs will increase slightly in 2008 and represent a higher percentage of revenues for the foreseeable future.

Sales, general and administrative costs, (“SG&A”), include sales, marketing, accounting and administrative labor, sales commissions, advertising, general marketing, and travel and entertainment costs. SG&A decreased $1.3 million, or 11%, from $12.6 million for 2006 to $11.3 million in 2007 primarily due to a $693,000 reduction in non-cash stock based compensation expense related to the adoption of FAS123(R), $1,320,000 in decreased consulting, accounting, legal fees, and costs associated with a 2006 internal investigation. These costs were offset by $731,000 of severance costs incurred in 2007 primarily related to the retirement of our former Chief Executive Officer. Overall, Sarbanes-Oxley compliance costs related to fiscal year 2007 were considerably lower than costs for 2006, with $50,000 incurred in 2007 compared to $395,000 in 2006. As a percentage of revenues, SG&A decreased to 58% of revenues in 2007 versus 81% of revenues in 2006. We will continue to monitor our SG&A expenses closely and anticipate remaining relatively constant in overall SG&A costs on a pure dollar spending level in 2008 compared to 2007, and expect to maintain SG&A expenses as a percentage of revenues to be below current levels.

Operating Results

In summary, the reduction in our operating loss to $8.5 million in 2007, when compared to our operating loss of $11.6 million in 2006, was attributable to the following factors:

•	a 24% increase in consolidated revenues primarily resulting from a 78% increase in our Specialty Components revenues offset by a 7% decline in our eTransactions revenues;

•

a decrease in overall gross margins from 37% to 30%, primarily attributable to lower gross margins in our Specialty Components segment, slightly offset by improved margins in our eTransactions segment; and

•

a decrease in our operating expenses of $3.2 million due in part to the $927,000 reduction in non-cash stock based compensation charge and $1,320,000 of decreased costs related to accounting, consulting and legal fees

Total other income (expense), increased to a net expense of $1.1 million in 2007 as compared to a net other income of $267,000 in 2006. This is attributable to non cash charges of $810,000 related to the change in the fair value of warrants and other discounts related to the $5.0 million of cash raised from existing stockholders in July 2007. In addition, $183,000 in interest has been accrued as of December 31, 2007 and expensed for the year ended December 31, 2007 related to the interest due on the convertible notes issued in the July 2007 financing. Cash balances increased in 2007 due to the $5 million raised through existing shareholders in the July 2007 financing and through the sale of certain assets for $11.5 million in August 2007. We currently have no borrowings under our line of credit.

We have $47.3 million in net operating losses, or NOL, carryforwards for U.S. federal, state and foreign income tax purposes. In determining whether or not a valuation allowance is necessary, forecasts of future taxable income are not considered sufficient evidence to outweigh a history of losses. Accordingly, the assets were fully reserved. This has no effect on our NOL carryforwards for tax purposes and they continue to be available for up to 20 years. We have maintained the full valuation allowance against our deferred tax assets as of December 31, 2007.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 46% change in ownership for the three-year period ended December 31, 2007. As of December 31, 2007, none of our NOLs have been limited by the Section 382 rules.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

eTransactions

In our eTransactions business segment, revenues for 2006 increased 19% over 2005. eTransaction gross margins grew 4%, from 39% in 2005 to 43% in 2006 due to the volume of product sold in the transactions and the mix of products.

Specialty Components

Our Specialty Components experienced an increase of 3% in revenues in 2006 as compared to 2005 due to continued increased shipments of MicroNavTM products. Specialty Component gross margins declined to 28% in 2006 from 37% in 2005 due to the relatively lower margins associated with the MicroNavTM products as compared to our historical Specialty Components product margins, as well as unabsorbed costs directly associated with new opportunities in this business segment.

Operating Expenses

Product development and research costs increased $811,000, or 20%, from $4.0 million for 2005 to $4.8 million for 2006, due primarily to $739,000 of non-cash stock based compensation expenses in 2006 related to the adoption of FAS123(R). As a percentage of revenues, our product development and research costs were 31% in 2006, compared to 29% in 2005.

Sales, general and administrative costs, increased $5.2 million, or 71%, from $7.4 million for 2005 to $12.6 million for 2006, primarily due to $1,991,000 in non- cash stock based compensation expenses in 2006, $612,000 of increased costs related to an internal investigation completed in early 2006 and $1,495,000 increased consulting, accounting and legal fees related to restatement and class action litigation activities. Sarbanes-Oxley compliance costs related to fiscal year 2006 were considerably lower than costs for 2005, with $394,000 incurred in 2006 compared to $565,000 incurred in 2005. As a percentage of revenues, SG&A increased to 81% of revenues in 2006 versus 53% of revenues in 2005.

Operating Results

In summary, our operating loss of $11.6 million in 2006, when compared to our operating loss of $6.1 million in 2005, was attributable to the following factors:

•	13% increase in consolidated revenues primarily resulting from a 19% increase in our eTransactions revenues offset by a 3% increase in our Specialty components revenues; and

•

an increase in our operating expenses of $6.1 million due in part to the $2.7 million non cash stock based compensation charges and $1.5 million of increased costs related to accounting, legal and consulting fees when compared to 2005 and to $612,000 of internal investigation costs incurred in 2006.

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

Loss from Discontinued Operations

As a result of the sale of our OEM Remotes and Branded Products business segments in August 2007, we have included in the Consolidated Financial Statements financial information presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS144”), which requires us to present the sale of these assets on a discontinued operations basis. We recorded a loss from discontinued operations, net of tax, for the years ended December 31, 2007, 2006 and 2005 of $1,957,000, $335,000, and $2,198,000 respectively, representing a loss per share of $0.14 per share, $0.02 per share and $0.16 per share for 2007, 2006, and 2005 respectively.

Gain on Sale of Assets

In conjunction with the sale of assets on August 31, 2007, we recorded a net gain of $5.9 million. This gain was the result of the August 2007 sale of our OEM Remotes and Branded Products segments, which included inventory, accounts receivable and accounts payable, plus certain patents and trademarks.

Liquidity and Capital Resources from Continuing Operations

Our capital resources have historically come from sales of equity securities, the sale of assets, convertible notes and warrants from shareholders and commercial borrowings. In July 2007, we raised $5 million through the sale of convertible notes and warrants to certain existing shareholders. In August 2007, we received $11.5 million through the sale of the OEM Remotes and Branded Products business segments. Our principal historical cash requirements have been to fund new product and technology development, to support sales, marketing, inventory and accounts receivable costs and to fund losses from operations. While we expect operations to eventually generate cash, we expect to rely on existing cash balances and sales of securities and commercial financing to provide the required resources. To some extent, we expect that our rate of growth will be within our control and, accordingly, we expect to adjust our growth commitments to reflect the availability and attractiveness of financing arrangements and non-growth-related cash requirements.

Our cash, cash equivalents and short term investments increased to $15.6 million as of December 31, 2007, of which (i) $1.4 million is held in an escrow account pursuant to the terms of the asset sale and (ii) $1.5 million is due to the purchaser in the asset sale in connection with its facilitating of certain post-sale transactions that permitted continued product shipments to certain of our customers. We used cash from continuing operations of $4.7 million, $9.3 million, and $795,000, in 2007, 2006 and 2005, respectively.

Ongoing cash flow comes principally from collection of accounts receivable and, to a lesser extent, from interest or other return on financial investments. We maintain what we believe to be appropriate reserves for doubtful accounts and are not aware of any prospective development that would impact collections differently from our historical experience. It is our common practice to allow payment terms of greater than 30 days (generally 45-90 days) for our international customer base. To the extent our growth in these areas continues to increase as a percentage of total revenues, our average days to collect on our accounts receivable will increase and this would slow down our average cash collections. We continue to evaluate the need for inventory adjustment related to excess and obsolete inventory. Any significant diminution in inventory value would ultimately affect cash flow.

At December 31, 2007 and currently we have a line of credit with a bank with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the two-year term of the Agreement, we have the ability to draw cash borrowings against the line up to 80% of our eligible accounts receivable as defined in the Agreement. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. At December 31, 2007, and as of March 20, 2008, we had no borrowings under this line of credit.

Working capital increased from $15.3 million at December 31, 2006 to $18.7 million at December 31, 2007. The increase from 2006 to 2007 resulted primarily from $5 million raised from the sale of convertible notes and warrants to existing shareholders in July 2007 and from $11.5 million raised from the sale of our discontinued business segments in August 2007. Continuing operations used cash of $4.7 million in 2007 and $9.3 million in 2006. This reduction was due primarily to decreased operating losses year over year.

We spent $226,000 in 2007 and $706,000 in 2006 to purchase additional manufacturing and computer equipment and leasehold improvements.

We made payments on long-term debt of $152,000 and $156,000 in 2007 and 2006, respectively. Net proceeds from the exercise of stock options and stockholder loan repayments were $50,000 and $219,000 in 2006 and 2005, respectively.

Contractual Obligations

We currently have modest commitments for capital expenditures and no material purchase obligations.

In February 2007, we signed a new software licensing agreement with a company for the continued use of software in certain of our products. This agreement supersedes a previous agreement with the same software company and became effective April 1, 2007. The agreement provides for payments of $15 per each seat of software sold packaged with certain of our electronic signature pads. Minimum payments under the agreement are $300,000 per quarter, and quarterly minimum amounts are permitted to be carried forward and applied to future product shipments. The agreement allows for us to purchase the software from the software company at any time during the agreement, which is effective through September 30, 2011.

Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2007 were as follows (in thousands):

	Total	Less Than 1 Year	2-3 Years	3-5 Years	More than 5 Years
Software license	$3,900	$1,200	$2,400	$300	$—
Operating lease obligations	854	414	440	—	—
Convertible notes and interest	6,017	400	5,617	—	—

Total	$10,771	$2,014	$8,457	$300	$—

The software license and operating lease obligation amounts may increase as we pursue our growth strategy, but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position. The $5 million in convertible promissory notes that we issued to existing investors in July 2007 accrue interest at 8% per annum, have a three year term and mature on July 19, 2010. Interest on the convertible notes is payable semi annually, and the outstanding principal balance and all accrued and unpaid interest on the convertible notes is convertible into Common Stock at any time during the term of the convertible notes at the election of the note holder. If the convertible notes are not converted into Common Stock before maturity, the principal balance and all outstanding interest become immediately due and payable, in cash, at maturity.

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

Disposal of Long Lived Assets. On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2006 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented. Certain assumptions were used in determining amounts being presented as assets held for sale and discontinued operations. These assumptions included analyzing and reviewing costs associated with operating the ongoing business subsequent to the asset sale and costs of operations prior to the asset sale.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance, due to the age of the receivable, or other factors, including the customer’s ability to pay and our historical collection experience related to issues not yet specifically identified. We generally offer 30-day payment terms; however, some Japanese OEM customers require as long as 120-day payment terms. If future collections are not as expected, the allowance is adjusted accordingly. We recorded increases to the allowance for doubtful accounts of $70,000, $78,000 and $284,000 for 2007, 2006 and 2005, respectively. Write-offs against the allowance for doubtful accounts totaled $173,000, $112,000 and $7,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Inventory Reserve. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete and reserve against inventories that may become obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made. In 2007, we decreased our reserve by $47,000. In 2006 and 2005, we increased our reserves by $704,000 and $702,000 respectively and wrote off $758,000, $354,000 and $175,000 in 2007, 2006 and 2005, respectively, related to normal business activities. The reserve is discussed in detail in the Business Segment Overview.

Valuation of Derivative Instruments. Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Lattice models.

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the year ended December 31, 2007, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for 2007 totaling $265,000. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the year ended December 31, 2007 was $3,038,000. The effect on basic and diluted earnings per share for the year ended December 31, 2007 was $(.22) per share. As of December 31, 2007, we have $1,659,000 of unrecognized stock based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.03 years, of which $911,000 will be recognized in 2008.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We file income tax returns in the U.S. federal jurisdiction, and various states, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As a result of the implementation of Interpretation No. 48, we did not recognize any increase in the liability for unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

In the first quarter of 2007, the Inland Revenue Department (IRD) of Hong Kong commenced an examination of our Hong Kong income tax returns for 2003 through 2005. The examination is anticipated to be completed in the 2008 fiscal year. Due to delinquencies in filing annual tax returns for the 2003, 2004 and 2005 fiscal years, the IRD has assessed certain adjustments to our overall reported losses in Hong Kong for those periods stated above. These adjustments, all of which have been paid by us prior to 2007, have resulted in additional income tax assessments and cash payments that have been made for 2003, 2004 and 2005 totaling $456,000 as of the date of this filing. We do not anticipate any further adjustments will be made.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation reserve recorded against our net deferred tax assets. Management continually evaluates our deferred tax assets as to whether it is likely that any deferred tax asset will be realized.

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty as to the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as interest and other expense in the statement of income.

As of December 31, 2007, we had NOL carryforwards for federal, state and foreign income tax purposes of $42.9 million, $23.5 million and $4.2 million, respectively, which are available to offset future taxable income in those jurisdictions through 2027.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. Under Section 382, we have experienced an approximate 46.1% change in ownership for the three-year period ended December 31, 2007. As of December 31, 2007, none of our NOLs has been limited by the Section 382 rules.

Foreign Exchange Exposure. We have established relationships with most of the major OEMs in the business communications market. Many of these OEMs are based in Japan and approximately 19%, 6% and 3% of our revenues for 2007, 2006 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. We may use foreign currency forward contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of our forward contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. Accordingly, we mark these contracts to market value and the gain or loss from these contracts is recorded as revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS No.133 “Accounting For Derivative Instruments and Hedging Activities”. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

The following table illustrates the impact of foreign currency fluctuations on our yen-denominated revenues and the effectiveness of our foreign currency hedging activity (in thousands).

	2007	2006	2005
Increase (decrease) in revenues resulting from foreign currency fluctuations	$(184)	$10	$5
Mark to market gains (losses)	(0)	(1)	47

Net revenue impact	$(184)	$9	$52

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 2007. We are currently evaluating whether the adoption of this statement will have a material effect on its financial conditions, its results of operations or its liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating SFAS 141R to understand the impact it may have on future consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating SFAS 160 to understand its impact it may have on future consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. When we do purchase foreign exchange forward and average rate option contracts, gains or losses are offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the years ended December 31, 2007 and 2006, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the 2007 fiscal year, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying Consolidated Statements of Operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of December 31, 2007, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure

Based on our overall interest rate exposure at December 31, 2007, a hypothetical 10% change in interest rates applied to our outstanding debt as of December 31, 2007, would have no material impact on earnings or cash flows over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated herein by reference to the Consolidated Financial Statements and accompanying notes included in this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our Board of Directors, with the approval of the Audit Committee, dismissed BDO Seidman, LLP as our independent registered public accountants effective August 15, 2007. During our two most recent fiscal years prior to, and during the subsequent interim period through, the date of dismissal, there were no disagreements between us and BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission. The Board of Directors, with the approval of the Audit Committee, subsequently engaged the firm of Singer Lewak Greenbaum and Goldstein, LLP to be our independent registered public accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by the company is accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by the company in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate and effective system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 31, 2007, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting During Last Fiscal Quarter

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors recently determined that the 2008 Annual Meeting of Stockholders will be held on June 24, 2008. As a result, (i) the deadline for submitting stockholder proposals for inclusion in the 2008 Proxy Statement is now a reasonable time before we begin printing the 2008 Proxy Statements, which we expect to be on or about May 12, 2008, and (ii) management proxies will have the right to exercise their discretionary authority without discussion of a matter in the proxy statement if notice of such matter is not received a reasonable time in advance of when we mail the 2008 Proxy Statement to stockholders, which we expect to be on or about May 21, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors has been included in our definitive proxy statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) and is incorporated herein by reference. Information with respect to our executive officers is included under Item 4A of Part I of this Annual Report.

Information regarding our audit committee and our audit committee expert has been included in the 2008 Proxy Statement and is incorporated herein by reference.

Information regarding the process by which stockholders may nominate directors has been included in the 2008 Proxy Statement and is incorporated herein by reference.

Information regarding disclosure of compliance with Section 16(a) of the Exchange Act has been included in the 2008 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics for the guidance of our directors, officers, and employees, including our principal executive, financial and accounting officers. Our code of conduct, along with other corporate governance documents, is posted on our website at www.interlinkelectronics.com. A copy of our Code of Business Conduct and Ethics will be provided in print without charge to any stockholder who submits a request in writing to: Interlink Electronics, Inc., 546 Flynn Road, Camarillo, California 93012, Attention: Corporate Secretary. The Code applies to our chief executive officer and chief financial officer, and to all of our directors, officers and employees. The Code provides that any waiver of the Code may be made only by the Board of Directors. Any waivers or amendments to our code of conduct will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation has been included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information setting forth the security ownership of certain beneficial owners and management has been included in the 2008 Proxy Statement and is incorporated herein by reference.

Information regarding our equity compensation plan has been included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions, and director independence, has been included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

We incurred the following fees for services performed by our principal accounting firms for the years ended December 31, 2007 and 2006.

Type of Fees	2007		2006
Audit Fees	$335,888	(1)	$573,449	(2)
Audit-Related Fees(3)	35,515		76,851
Tax Fees	—		—
All Other Fees	—		—

Total	$371,403		$650,300

(1)

Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, including (i) $213,387 for the 2007 annual audit and third quarter of 2007 review of our financial statements for the fiscal year ended December 31, 2007 performed by Singer Lewak Greenbaum and Goldstein, and (ii) $122,501 for the first and second quarter of 2007 reviews of our financial statements performed by BDO Seidman, LLP.

(2)

Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, including (i) $385,331 for the audit of our annual financial statements for the fiscal year ended December 31, 2006 by BDO Seidman, LLP, and (ii) $188,118 for the reviews of the financial statements included in our first, second and third quarters for 2006 by BDO Seidman, LLP

(3)

Represents fees for professional services in connection with matters related to our employee benefit plan, accounting consultations on matters related to internal controls, acquisitions, stock options, FAS123(R) valuation, regulatory matters, an internal investigation in 2005 and attestation services not required by statute or regulation.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has pre-approved all audit, audit-related and permitted non-audit services provided to us by Singer Lewak Greenbaum and Goldstein, LLP and BDO Seidman, LLP and the related fees for such services, and has concluded that such services are compatible with the auditors’ independence. The Audit Committee Charter has established policies and procedures under which all audit and non-audit services performed by our principal independent accountants must be approved in advance by the Audit Committee. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations. Throughout the year, the Audit Committee reviews any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

2. Financial Statement Schedules.

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained herein:

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this Annual Report.

3. Exhibits.

The exhibits listed in the Exhibit Index to this Annual Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Camarillo, State of California on March 28, 2008.

INTERLINK ELECTRONICS, INC.

By:	/s/ CHARLES C. BEST
Charles C. Best
Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles C. Best, his attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection with this Report, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that any of said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 28, 2008 on behalf of the Registrant and in the capacities indicated:

Signatures	Title

/s/ JOHN A. BUCKETT, II John A. Buckett, II	Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ CHARLES C. BEST Charles C. Best	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE GU George Gu	Director

/s/ MERRITT M. LUTZ Merritt M. Lutz	Director

/s/ E MICHAEL THOBEN III E. Michael Thoben, III	Director

/s/ EDWARD HAMBURG Edward Hamburg	Director

/s/ LARRY BARKER Larry Barker	Director

/s/ THOMAS THIMOT Thomas Thimot	Director

INTERLINK ELECTRONICS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interlink Electronics, Inc.

Camarillo, California

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. (the “Company”) as of December 31, 2007 and the related consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule of Interlink Electronics, Inc. listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interlink Electronics, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Interlink Electronic Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Item 9A Controls and Procedures and, accordingly, we do not express an opinion thereon.

As discussed in Note 3 to the financial statements, the Company sold its Branded Products and OEM Remotes business segments during the year, and accordingly have retrospectively accounted for the historical operations as discontinued. We audited the adjustments necessary to restate the 2006 and 2005 balance sheets, statements of operations, and cash flows resulting from the accounting for these segments as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007.

/s/ Singer Lewak Greenbaum and Goldstein, LLP

Los Angeles, California

March 26, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Interlink Electronics, Inc.

Camarillo, California

We have audited, before the effects of the adjustments to retrospectively account for the Branded Products and OEM Remotes business segments as discontinued operations as described in Note 3, the accompanying consolidated balance sheet of Interlink Electronics, Inc. as of December 31, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively account for the Branded Products and OEM Remotes business segments as discontinued operations as described in Note 3, present fairly, in all material respects, the financial position of Interlink Electronics, Inc. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively account for the Branded and OEM businesses as discontinued operations as described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether the adjustments are appropriate and have been properly applied. Those adjustments were audited by Singer Lewak Greenbaum and Goldstein, LLP.

As more fully described in Note 1 to the consolidated financial statements, effective January 1, 2006, the company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2006 financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed BDO Seidman, LLP

Los Angeles, California

April 5, 2007

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$12,659	$1,344
Restricted cash	2,937	—
Short-term investments, available for sale	—	1,600
Accounts receivable, less allowance for doubtful accounts of $199 and $302 at December 31, 2007 and 2006, respectively	3,918	2,321
Inventories, net of reserves of $394 and $1,199 at December 31, 2007 and 2006, respectively	5,151	6,339
Prepaid expenses and other current assets	1,754	560
Assets held for sale	437	10,670

Total current assets	26,856	22,834
Property and equipment, net	999	1,096
Patents and trademarks, net	113	180
Other assets	364	245

Total assets	$28,332	$24,355

Liabilities And Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$152
Accounts payable and accrued liabilities	1,600	3,107
Accrued payroll and related expenses	5,836	2,243
Deferred revenue	646	765
Liabilities related to assets held for sale	86	1,224

Total current liabilities	8,168	7,491
Convertible note, net of discounts of $1,415	3,413	—
Warrants and embedded derivatives	1,974	—

Total liabilities	13,555	7,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,749 shares issued and outstanding at December 31, 2007 and 2006, respectively)	58,463	54,946
Accumulated other comprehensive loss	(440)	(505)
Accumulated deficit	(43,246)	(37,577)

Total stockholders’ equity	14,777	16,864

Total liabilities and stockholders’ equity	$28,332	$24,355

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$19,315	$15,585	$13,841
Cost of revenues (includes stock-based compensation of $532 and $796 for 2007 and 2006, respectively)	13,556	9,747	8,558

Gross profit	5,759	5,838	5,283
Operating expenses:
Product development and research (includes stock-based compensation of $678 and $886 for 2007 and 2006, respectively)	2,970	4,805	3,994
Selling, general and administrative (includes stock-based compensation of $1,828 and $2,547 for 2007 and 2006, respectively)	11,259	12,599	7,353

Total operating expenses	14,229	17,404	11,347

Operating loss	(8,470)	(11,566)	(6,064)

Other income (expense):
Interest income (expense), net	(342)	281	162
Other income (expense), net	(775)	(14)	(95)

Total other income (expense)	(1,117)	267	67

Loss from continuing operations before provision for income taxes	(9,587)	(11,299)	(5,997)
Provision for income tax expense	39	122	110

Loss from continuing operations, net of tax	(9,626)	(11,421)	(6,107)
Loss from discontinued operations, net of tax	(1,957)	(335)	(2,198)
Gain on sale of discontinued operations, net of tax	5,914	—	—

Net loss	$(5,669)	$(11,756)	$(8,305)

Loss per share from continuing operations, net of tax:
Basic and diluted	$(0.70)	$(0.83)	$(0.45)

Loss per share from discontinued operations, net of tax:
Basic and diluted	$(0.14)	$(0.02)	$(0.16)

Gain per share on sale of assets, net of tax:
Basic	$.43	$—	$—

Diluted	$.40	$—	$—

Net loss per share:
Basic and diluted	$(0.41)	$(0.85)	$(0.61)

Weighted average shares used for loss from continuing operations, net of tax:
Basic and diluted	13,749	13,761	13,721

Weighted average shares used for loss on discontinued operations, net of tax:
Basic and diluted	13,749	13,761	13,721

	Year Ended December 31,
	2007	2006	2005
Weighted average shares used for gain on sale of assets, net of tax:
Basic	13,749	—	—

Diluted	14,645	—	—

Weighted average shares used for net loss:
Basic and diluted	13,749	13,761	13,721

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Due From Stockholders	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, December 31, 2004	13,676	$50,413	$(429)	$(377)	$(17,516)	$32,091
Comprehensive loss:
Net loss					(8,305)	(8,305)
Foreign currency translation adjustment				(113)		(113)

Comprehensive loss						(8,418)
Interest due from stockholders			(79)			(79)
Stock based compensation		108				108
Forgiveness of stockholder loans			351			351
Exercise of employee stock options	78	219				219

Balance, December 31, 2005	13,754	50,740	(157)	(490)	(25,821)	24,272

Comprehensive loss:
Net loss					(11,756)	(11,756)
Foreign currency translation adjustment				(15)		(15)

Comprehensive loss						(11,771)
Loan payments from stockholders			116			116
Stock based compensation expense		4,229				4,229
Forgiveness of stockholder loans			41			41
Common Stock surrender related to forgiveness of stockholder loans	(25)	(73)				(73)
Exercise of employee stock options	20	50				50

Balance, December 31, 2006	13,749	54,946	—	(505)	(37,577)	16,864

Comprehensive loss:
Net loss					(5,669)	(5,669)
Foreign currency translation adjustment				65		65

Comprehensive loss						(5,604)
Beneficial conversion feature of convertible note payable		480				480
Stock based compensation expense		3,037				3,037

Balance, December 31, 2007	13,749	$58,463	$—	$(440)	$(43,246)	$14,777

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(5,669)	$(11,756)	$(8,305)
Loss from discontinued operations, net of tax	(1,957)	(335)	(2,198)
Gain on sale of assets, net of tax	5,914	—	—

Net loss from continuing operations	(9,626)	(11,421)	(6,107)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Provision for (reduction in) allowance for doubtful accounts receivable	(103)	(34)	138
Forgiveness of loans due from stockholders	—	41	351
Interest due from stockholders	—	(73)	(79)
Increase (decrease) in reserves for excess inventories	(805)	348	468
Stock-based compensation	3,037	4,229	108
Depreciation and amortization	403	356	863
Write off of patents and trademarks	39	—	—
Warrants issued with convertible notes	1,146	—	—
Accretion of warrants	155	—	—
Amortization of discounts on notes and warrants	224	—	—
Adjustments to fair value of warrants and derivatives	(810)	—	—
Beneficial conversion feature	480	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,494)	517	(904)
Prepaid expenses and other current assets	(1,194)	(104)	(121)
Inventories	1,993	(2,675)	3,104
Other assets	(119)	(178)	40
Accounts payable and accrued liabilities	(1,507)	(492)	(196)
Deferred revenue	(119)	(98)	675
Accrued payroll and other accrued expenses	3,593	246	865

Net cash used in operating activities—continuing operations	(4,707)	(9,338)	(795)
Net cash provided from (used by) discontinued operations	2,310	(928)	(3,372)

Net cash used in operations	(2,397)	(10,266)	(4,167)

Cash flows from investing activities:
Sales of marketable securities, net	1,600	8,400	3,000
Purchases of property and equipment	(226)	(706)	(443)
Costs of patents and trademarks	(51)	(17)	(37)

Net cash provided by investing activities—continuing operations	1,323	7,677	2,520
Net cash provided by (used in) investing activities—discontinued operations	—	—	—

Net cash provided by investing activities	1,323	7,677	2,520

Cash flows from financing activities:
Proceeds from convertible note, net	4,797	—	—
Proceeds from exercise of employee/director stock options	—	50	219
Restricted cash related to sale of assets	(2,937)	—	—
Proceeds from payments of shareholder notes	—	116	—
Principal payments on notes payable	(152)	(156)	(588)

Net cash provided by financing activities—continuing operations	1,708	10	(369)
Net cash provided by financing activities—discontinued operations	10,616	—	—

Net cash provided by financing activities	12,324	10	(369)

Effect of exchange rate changes on cash and cash equivalents	65	(15)	(113)

	Year Ended December 31,
	2007	2006	2005
Increase (decrease) in cash and cash equivalents	11,315	(2,594)	(2,129)
Cash and cash equivalents:
Beginning of period	1,344	3,938	6,067

End of period	$12,659	$1,344	$3,938

Supplemental disclosures of cash flow information:
Interest paid	$56	$15	$36

Income taxes paid	$53	$424	$45

See accompanying notes to the consolidated financial statements.

INTERLINK ELECTRONICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

1. Description of Business and Summary of Significant Accounting Policies

Interlink Electronics, Inc. and its subsidiaries are engaged in the development of intuitive interface technologies and solutions for business. Our products include pen input pads and integrated cursor control devices. We design and sell products that record and bind signatures to legal documents. Our products incorporate proprietary sensor and wireless communication technologies and ergonomic designs. We record revenue in two market segments that we refer to as eTransactions (input devices for the electronic signature markets) and Specialty Components (integrated FSR-based sensors, subassemblies and modules that support cursor control and other input functions).

The accompanying consolidated financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors for the year ended and as of December 31, 2006 expressed substantial doubt as to our ability to continue as a going concern as disclosed in their audit report on page F-3 of this Annual Report. As of December 31, 2006, we had cash, cash equivalents and short term investments of approximately $2.9 million as well as an accumulated deficit of $37.6 million as of December 31, 2006 and cash used in operations for the year ended December 31, 2006 of approximately $10.0 million. As of the filing of our Form 10-K for the year ended December 31, 2006, and based on our 2007 business plan and related estimates of cash requirements, the $2.9 million of cash, cash equivalents and short term investments that we had at that time may not have been sufficient to fund operations for our 2007 fiscal year. As of the filing of our Form 10-K for the year ended December 31, 2006, we expected to require additional cash in the 2007 fiscal year to pursue our planned operations. If we had been unable to raise additional capital in the form of commercial or securitized debt, sales of equity securities or other alternatives, we may have been required to curtail our operations. As discussed more fully below, we raised $5 million in a note and warrant offering to existing institutional investors (Note 8) and we sold our OEM Remotes and Branded Products business segments on August 31, 2007 for approximately $11.5 million, subject to certain post-closing price adjustments (see Note 3).

As a result of the sale of our OEM Remotes and Branded Products business segments, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2007 and 2006 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented. As a result of the sale of these assets, we have sufficient cash and cash equivalents to fund our operations for the next 12 months

Significant Accounting Policies

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

Disposal of Long Lived Assets—On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2006 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented. Certain assumptions were used in determining amounts being presented as assets held for sale and discontinued operations. These assumptions included analyzing and reviewing costs associated with operating the ongoing business subsequent to the asset sale to costs of operations prior to the asset sale.

Accounts Receivable and Allowance for Doubtful Accounts—Our accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances, and provide for an allowance of doubtful accounts at the time collection may become questionable based on payment performance, due to the age of the receivable, or other factors, including the customer’s ability to pay and our historical collection experience related to issues not yet specifically identified. We generally offer 30-day payment terms, however, some Japanese OEM customers require as long as 120-day payment terms. If future collections are not as expected, the allowance is adjusted accordingly.

Reserve for Estimated Product Returns—We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of the aforementioned data and in the determination of the estimated value of the returns reserve. If actual returns are greater than management’s estimate, then revenues in the subsequent period will be adversely affected. Product returns and allowance as of December 31, 2007 and 2006 were $105,000 and $829,000, respectively.

Inventories—Inventories are stated at the lower of cost or market and include the cost of material, labor, and factory overhead. Cost is determined using the average cost method.

Inventory Reserve—At each balance sheet date we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

Provision for Income Tax—As part of the process of preparing financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying Consolidated Balance Sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As a result of the implementation of Interpretation No. 48, we did not recognize any increase in the liability for unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

In the first quarter of 2007, the Inland Revenue Department (IRD) of Hong Kong commenced an examination of our Hong Kong income tax returns for 2003 through 2005. The examination is anticipated to be completed in the 2008 fiscal year. Due to delinquencies in filing annual tax returns for the 2003, 2004 and 2005 fiscal years, the IRD has assessed certain adjustments to our overall reported losses in Hong Kong for those periods stated above. These adjustments, all of which have been paid by us prior to 2007, have resulted in additional income tax assessments and cash payments that have been made for 2003, 2004 and 2005 totaling $456,000 as of the date of this filing. We do not anticipate any further adjustments will be made.

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax asset will be realized.

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as interest and other expense in the statement of income.

Foreign Exchange Exposure—We have established relationships with OEM Specialty Components companies. Certain of these companies have recently been based in Japan and approximately 19%, 6% and 3% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen and as a result we are subject to foreign currency exchange rate fluctuations in the yen/dollar exchange rate. From time to time, we use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of forward or option contracts to purchase and we attempt to enter into these contracts when it believes the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on its revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded in Specialty Components revenue. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

Consolidation Policy—The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries in Japan, Hong Kong and China. All material intercompany accounts and transactions have been eliminated.

Shipping and Handling—We account for shipping and handling costs in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” which requires fees billed to customers to be included in revenue. During 2007, 2006 and 2005, related shipping and handling expenses of $344,000, $238,000 and $216,000, respectively, are included in cost of sales in the accompanying Consolidated Statements of Operations.

Foreign Currency Translation/Transactions—The accounts of our Japanese subsidiary have been translated according to the provisions of SFAS No. 52, “Foreign Currency Translation.” The books and records of the Hong Kong subsidiary are maintained in the U.S. dollar. Management has determined that the functional currency of its Japanese subsidiary is the Japanese yen, the functional currency for the Chinese subsidiary is the Chinese Yuan and the functional currency for the Hong Kong subsidiary is the U.S. dollar. Translation gains or losses for the Japanese and Chinese subsidiary are reflected as other comprehensive income in the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss. All of the accumulated other comprehensive income represents cumulative translation adjustments. The Japanese and Chinese subsidiary’s assets and liabilities are translated into U.S. dollars using the period-end exchange rate. Revenues and expenses are translated at average rates during the year. Any gains or losses resulting from foreign currency transactions are reflected in the Consolidated Statements of Operations for the period in which they occur.

Cash and Cash Equivalents—We invest excess cash in highly liquid interest bearing instruments, including commercial paper or money market accounts. Investments of original maturities less than 90 days are classified as cash equivalents. At December 31, 2007, we had cash and cash equivalents of approximately $15.3 million at financial institutions in excess of federally insured limits.

Restricted Cash—As part of the August 2007 asset sale, we entered into an Escrow Agreement that required $1.4 million of the purchase price to be put into an escrow account to provide for, among other things, a source of recovery for any amounts we owe to the purchaser pursuant to certain indemnification provisions and post-closing adjustment provisions of the Asset Purchase Agreement. The Escrow Agreement states that 70% and 30% of the $1.4 million, net of any disputed amounts, if any, will be released 12 months and 18 months from the date of the Sale, respectively.

As of December 31, 2007, we owed the purchaser in the August 2007 asset sale $1.5 million for certain transactions facilitated by the purchaser that permitted continued product shipments to certain of our customers. There were no restricted cash balances at December 31, 2006.

Marketable Securities—We may invest excess cash in highly liquid short-term investments available for sale. The debt and equity securities listed below are auction rate securities that typically can be auctioned and liquidated within a 30 day period. At December 31, 2006, we had short-term investments available for sale as follows:

	Original Cost	Market Value	Unrealized Gain (loss)	Maturity Date
At December 31, 2006
Equity Securities	1,600	1,600	$0	N/A

	$1,600	$1,600

Financial Instruments—The carrying amounts of our short-term trade receivables and payables and long-term debt obligations approximate their fair value as interest rates approximate market rates for similar instruments. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency contracts is estimated by obtaining quotes from bankers. At December 31, 2007 and 2006, we had no foreign currency contracts outstanding.

Property and Equipment—Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease (including appropriate renewal options), whichever is shorter. Maintenance and repairs are charged to operations as incurred, while significant improvements are capitalized. Upon retirement or disposition of property, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations. The carrying value of property and equipment is assessed periodically and/or when factors indicating impairment are present. We recognize impairment losses when the expected future cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value.

Patents and Trademarks—Our costs of acquiring patents and trademarks are amortized on a straight-line basis over their estimated useful lives, ranging from seven to seventeen years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $58,000, $56,000 and $44,000, respectively.

Amortization expense on existing costs for patents and trademarks over the next 5 years is summarized as follows:

2008	$38
2009	30
2010	23
2011	15
2012	7

Total	$113

Research and Development—Research and development costs are expensed as incurred.

Advertising Costs—Advertising costs were $337,000, $568,000 and $469,000 for 2007, 2006 and 2005, respectively, and were expensed as incurred in accordance with Statement of Position (SOP) 93-7.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Valuation of Derivative Instruments. Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Lattice models.

Stock-based Compensation. On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the years ended December 31, 2007 and 2006 was $3,038,000 and $4,229,000 respectively. The effect on basic and diluted earnings per share for the years ended December 31, 2007 and 2006 was $(0.22) and $(0.31) per share respectively. As of December 31, 2007, we have $1,659,000 of unrecognized stock based compensation cost related to non-vested stock options of which $911,000 will be recognized in 2008 This cost is expected to be recognized over a weighted average period of 1.03 years. Additional stock based compensation expense will occur in 2008 if stock options are granted during 2008.

During the years ended December 31, 2007 and 2006, we granted options to acquire 1,002,375 and 1,478,500 shares of our Common Stock at an average exercise price of $2.36 and $3.00 per share respectively. The estimated fair value of all awards granted during the year ended December 31, 2007 was $1,385,000 of which $329,000 was recorded as of December 31, 2007. The estimated fair value of all awards granted during the year ended December 31, 2006 was $3,020,000, of which $1,233,000 was recorded as of December 31, 2006. No stock options were exercised during the year ended December 31, 2007, while 20,000 stock options were exercised during the year ended December 31, 2006 with an intrinsic value of $ 9,000.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition of SFAS 123 to stock-based awards granted under our stock option plan for the twelve months ended December 31, 2005. For the purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option pricing formula (“Black-Scholes model”) and amortized to expense generally over the options’ requisite service periods (vesting periods) (in thousands, except per share information):

	Year Ended December 31, 2005
Net loss—as reported	$(8,305)
Stock-based compensation expense included in reported net loss, net of related tax effects	108
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,558	)(1)

Net loss—pro forma	$(11,755)

Basic and diluted loss per share—as reported	$(0.61)
—pro forma	$(0.86)

(1)

As restated. As part of our adoption of SFAS 123(R), it was discovered that amounts previously stated in footnote disclosure under the requirements of SFAS 123 for stock based compensation expense were calculated in error. For the year ended December 31, 2005, we previously computed a stock based compensation amount of $3,182,000. This amount is now calculated to be $3,558,000. The effect on the pro forma basic and diluted earnings per share was $(0.03), changing from $(0.83) to $(0.86).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and included compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior period pro forma information was provided. As stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2007 and 2006, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with the total forfeitures for 2007 and 2006 totaling $265,000 and $71,000 respectively. In the pro forma information provided under SFAS 123(R) for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. Under the intrinsic value method, we recognized share-based compensation equal to the award’s intrinsic value at the time of the grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the year ended December 31, 2005, there was $108,000 of stock-based compensation expense recognized in the Statement of Operations for awards issued to certain employees and directors. Our determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which affected our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. We estimate expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 107.

The weighted average fair value at the date of grant for stock options granted during the years ended December 31, 2007, 2006 and 2005 was $1.49, $2.25 and $3.78 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected term (years)	5.7	5.5	5.7
Risk free interest rate	4.6%	4.6%	4.6%
Weighted Average Volatility	70%	91%	69%
Expected dividend yield	0%	0%	0%

A summary of our nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested December 31, 2006	1,504	$4.33
Granted	1,002	2.35
Vested	(1,101)	4.67
Forfeited or expired	(402)	3.09

Nonvested—December 31, 2007	1,003	2.70

We have adopted the simplified method provided in SFAS 123(R) used for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have not recognized excess tax benefits related to employee stock based compensation and, therefore, do not currently have an APIC pool. All FAS123(R) data refers to the gross amounts of FAS123(R) charges and earnings per share.

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

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 2007. We are currently evaluating whether the adoption of this statement will have a material effect on our financial conditions, our results of operations or our liquidity.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating SFAS 141R to understand its impact it may have on future consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating SFAS 160 to understand its impact it may have on future consolidated financial statements.

3. Discontinued Operations and Assets Held for Sale

As part of an overall strategy to focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. We believe that the sale of these two business segments will provide us with the capital necessary to advance our strategic business initiatives and to allow us to focus on the two business segments we feel have the greatest potential for long-term profitable growth: eTransactions and Specialty Components. The sale of the business segments was structured as an asset sale, and included the inventory, accounts receivable, fixed assets, intangibles, accounts payable, related intellectual property rights and other assets that constituted the operations of the divested units. In connection with the sale, we paid cash fees to an investment bank of $760,000.

Our Consolidated Financial Statements have been reclassified for all periods presented to reflect the OEM Remotes and Branded Products segments as discontinued operations in accordance with SFAS 144. Accordingly, the revenues, costs and expenses directly associated with the OEM Remotes and Branded Products segments have been reclassified as discontinued operations on the Consolidated Statements of Operations for all periods presented. Additionally, assets and liabilities of the OEM Remotes and Branded Products segments have been reclassified as held for sale on our Consolidated Balance Sheets for all periods presented, and our Consolidated Statements of Cash Flows have been reclassified to reflect the OEM Remotes and Branded Products segments as discontinued operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

Loss from discontinued operations, net of tax, is summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenue from discontinued operations	$11,194	$20,653	$24,398

Loss from discontinued operations before income tax benefit	(1,957)	(331)	(2,197)
Income tax benefit, net of reserve	—	(4)	(1)

Loss from discontinued operations	$(1,957)	$(335)	$(2,198)

The gain, net of tax, on the sale of the OEM Remotes and Branded Products segments, as reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007, is summarized as follows (in thousands):

Proceeds from sale of net assets	$11,500
Less:
Accounts receivable	(1,453)
Inventory	(3,543)
Fixed assets	(508)
Patents and trademarks	(113)
Miscellaneous	(153)
Accounts payable and accrued liabilities	1,066

Total net assets sold	(4,704)

Sub-total	6,796
Fees associated with transaction	(882)
Income taxes	—

Gain on sale of assets	$5,914

Amounts on the Consolidated Balance Sheets as of December 31, 2007 and 2006 attributable to the discontinued operations related to the asset sale are as follows (in thousands):

	December 31, 2007	December 31, 2006
Assets
Accounts receivable	$437	$5,713
Inventory	—	4,367
Fixed assets, net	—	498
Patents and trademarks	—	92

Assets held for sale	437	10,670

Liabilities
Accounts payable	(86)	(1,224)

Liabilities held for sale	(86)	(1,224)

Total net assets held for sale	$351	$9,446

4. Inventories

Inventories consisted of the following at December 31, 2007 and 2006, (in thousands):

	December 31,
	2007	2006
Raw material	$4,731	$6,486
Work in process	458	592
Finished goods	356	460
Reserve for excess and obsolete inventory	(394)	(1,199)

Total inventories	$5,151	$6,339

The change in the reserves for excess and obsolete inventory is primarily the result of inventory that was reserved for as of December 31, 2006 being scrapped during the year ended December 31, 2007.

5. Property and Equipment

Property and equipment consisted of the following at (in thousands):

	December 31,
	2007	2006
Furniture, machinery and equipment	$6,738	$6,487
Leasehold improvements	673	698

	7,411	7,185
Less accumulated depreciation and amortization	(6,412)	(6,089)

Property and equipment, net	$999	$1,096

Depreciation and amortization expense charged to operations amounted to $403,000, $356,000 and $863,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Assets are depreciated over useful lives of 5 to 7 years.

6. Due From Stockholders

In early 2001, Messrs. Thoben, Ambrose, Lutz and Gu, and Paul Meyer, our former CFO, purchased Common Stock of Interlink in the open market using funds provided by Interlink in return for a promissory note from each person. Mr. Lutz’s note was paid off in full in 2001. During 2006, Messrs Thoben and Gu paid the remaining balance of principal and accrued and unpaid interest on their notes in full under the terms of the note. Messr. Ambrose, under a Board approved initiative had his note satisfied through the surrender of shares originally pledged as collateral against the note and by having the remaining unpaid principal and accrued interest forgiven. Mr. Meyer’s note is in default with an unpaid principal and interest amount totaling approximately $57,000 as of December 31, 2007. Due to concerns about the collectability of Mr. Meyer’s note, we have reserved for the full amount of the outstanding balance of principal and accrued and unpaid interest due.

Messrs. Thoben, Meyer and Ambrose also each had an additional note payable due to us, which were related to a Section 16(b) violation of the Securities Act of 1934. Mr. Thoben paid his note payable to us in full in 2006, under the terms of the note payable. In 2007, Mr. Ambrose, under a Board approved initiative had his note payable satisfied through the surrender of stock options of $14,000 and by having the remaining unpaid principal and accrued interest forgiven. Mr. Meyer is past due on his obligation to us on the note payable and owes $64,241 and $6,102 in unpaid principal and accrued interest respectively as of December 31, 2007. Due to concerns about the collectability of Mr. Meyer’s note payable, we have reserved the full amount of $70,343 of the outstanding balance of principal and accrued and unpaid interest due.

7. Line of Credit

We have a Loan and Security Agreement (the “Agreement”) with a bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the two-year term of the Agreement, which we have the ability to draw cash borrowings against the line up to 80% of our eligible accounts receivable as defined in the Agreement. Payments against this line of credit are due upon demand if certain conditions in the Agreement are not met. At December 31, 2007, we had no borrowings on this line of credit.

8. Convertible Notes and Warrants

On July 19, 2007, we issued 8% Convertible Notes (each a “Note” and collectively, the “Notes”), in an aggregate principal amount of $5,000,000, and warrants (each a “Warrant” and collectively, the “Warrants”) exercisable for up to 1,984,125 shares of Common Stock in a private placement (the “Financing”) pursuant to an exemption from registration provided by Regulation D under the Securities Act, as amended (the “Securities Act”), and Rule 506 thereunder. The Notes mature on July 19, 2010, and some or all of the outstanding principal balance and unpaid interest may be converted into Common Stock at any time before the maturity date at a conversion price of $1.26 per share (subject to adjustment). Interest on the Notes accrues and is payable semiannually on January 15th and July 15th of each year. The Warrants expire on July 19, 2012, and may be exercised at any time prior to expiration on a cash or cashless basis at an exercise price of $1.51 per share (subject to adjustment). We received net proceeds of approximately $4,797,590 from the sale of the Notes, which takes into account estimated legal and other fees of $202,410 incurred in connection with the Financing.

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

In connection with the placement of the Notes and Warrants, we entered into a registration rights agreement dated July 19, 2007 with the selling securityholders under which we agreed to register with the Securities and Exchange Commission (the “SEC”) the Common Stock underlying the Notes and Warrants for resale to the public. The registration rights agreement also provides for payment of liquidated damages by us if (i) the registration statement covering the shares to be registered pursuant to the registration rights agreement is not filed by August 20, 2007, (ii) after a registration statement is filed with the SEC such registration statement is not declared effective, except under certain conditions, on or prior to October 18, 2007 or (iii) after such registration statement has been declared effective, sales of Common Stock cannot be made pursuant to the registration statement, then in any of these and specified other circumstances enumerated in the registration rights agreement, we must pay to each holder of the Notes, Warrants or shares of Common Stock required to be registered an amount equal to 1.5% of the aggregate amount invested by each such investor for each 30 day period (or pro rata portion of such 30 day period) of such delinquency. Notwithstanding the foregoing, the registration rights agreement provides that liquidated damages will not accrue (the “Damages Exception”) if the SEC takes the position that the offering of some or all of the shares underlying the Notes and Warrants is not eligible to be made on a delayed or continuous basis pursuant to Rule 415 promulgated under the Securities Act. The registration statement on Form S-1 filed by us pursuant to the registration rights agreement has been filed, but has not yet become effective. We have received comments from the SEC, including a comment concerning our eligibility to register the securities on a delayed or continuous basis pursuant to Rule 415. The investors have sent us a letter demanding payment of such liquidated damages. The Company is currently discussing the issue with the investors, but believes that the SEC’s comment with respect to Rule 415 falls within the provisions of the Damages Exception and that liquidated damages are not payable as a result.

We evaluated the Warrants under Emerging Issues Task Force (“EITF”) Issue 00-19 and determined that the Warrants qualified for liability treatment and have recorded the warrants as a derivative liability under FAS 133. The initial fair value of the Warrants was $1,146,000 which has been recorded with an offset to discount on the convertible note payable. We determined that the conversion feature on the convertible notes qualified for exemption from bifurcation and liability treatment as it is considered a conventional convertible instrument under EITF 00-19. We calculated a beneficial conversion feature, resulting in a discount of $480,000 at the time of the transaction. The value of the beneficial conversion feature, net of the discount at December 31, 2007 was $413,000.

The original values of the Parisian feature of the derivative liabilities for the Notes and Warrants were $6,000 and $12,000 respectively on July 19, 2007. These amounts are being amortized and charged as interest expense over the three year term of the convertible notes. In addition, the adjustment to fair value of these Parisian features will be made each reporting period. Accordingly, $28,000 and $73,000 of increased fair value for the Notes and Warrants, respectively was recorded as interest charges from July 19, 2007 through the period ended December 31, 2007 and included in the net fair value of the notes.

We amortize our discounts on the interest method which resulted in an interest expense of $228,000 for the period from July 19, 2007 to December 31, 2007.

The Warrants and embedded derivatives outstanding at December 31, 2007 were again valued at fair value using a Lattice fair value model, resulting in an increase in the fair value of the related liabilities of approximately $810,000, from $0.58 per warrant as of July 19, 2007 to $0.98 per warrant as of December 31, 2007, which was recorded through the results of operations as a charge to interest expense in the Consolidated Statement of Operations. Variables used to value the warrants as of December 31, 2007 are as follows:

December 31, 2007
Expected term (years)	4.5
Risk free interest rate	3.3%
Weighted Average Volatility	71.5%
Expected dividend yield	0%

The following table summarizes the activity of Notes, Warrants and discounts outstanding at December 31, 2007 , (in thousands):

December 31, 2007
Notes at fair value, net of amortized origination costs	$4,797
Notes—derivative discounts, net	(984)
Notes—beneficial conversion feature discount, net	(400)

Net fair value of the notes	3,413
Warrants and derivative liabilities—at fair value, net of accretion	1,974

Notes and warrants fair value	5,387

Less current portion	—

Notes and warrants and embedded derivatives-long term	$5,387

9. Long-term debt

Our Japanese subsidiary, Interlink Electronics, K.K., has borrowed unsecured amounts from a Japanese bank. The loan has an interest rate of 2.1% and is payable in Japanese yen in quarterly installments through September 30, 2007. We had no amounts due as of December 31, 2007 and had a balance outstanding as of December 31, 2006 of $152,000.

During the years ended December 31, 2007, 2006, and 2005, we incurred $57,000, $15,000 and $23,000, respectively, in other interest expense.

10. Stockholders’ Equity

Preferred Stock—We are authorized to issue 100,000 shares of Preferred Stock. As of December 31, 2007, none were issued or outstanding. In the future, the Preferred Stock may be issued in one or more series with such rights and preferences as may be fixed and determined by the Board of Directors.

Common Stock—We are authorized to issue 50,000,000 shares of Common Stock.

11. Stock Options

Under the terms of our 1996 Stock Incentive Plan, as amended (the “Plan”), officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. Options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a five or ten-year terms but terminate earlier if employment is terminated. As of December 31, 2007, 6,178,000 have been granted (3,277,000 are outstanding and 2,901,000 have either been exercised, forfeited or expired) and there were 1,072,000 options available for grant.

In 2006, we determined we had improperly accounted for stock option exercises of certain terminated employees during 2001 through 2005. When we were in an internally defined blackout period, we allowed terminated employees to extend their stock option exercise privileges beyond the Plan’s stated 30 days. We evaluated all stock options that have been exercised from 2001 through 2005 and determined who exercised stock options beyond the 30-day period specified in the Plan. It was determined that the termination date constituted a re-measurement date, as defined under stock option accounting rules, which requires a revaluation of any stock options that were given this benefit.

The amount of expense related to certain stock options exercised after the 30-day period was $2,400,000, $220,000 and $108,000 in 2001, 2004 and 2005, respectively. These amounts are reflected in our financial statements in the appropriate periods.

No stock options were exercised during the year ended December 31, 2007, while 20,000 stock options were exercised during the year ended December 31, 2006 with an intrinsic value of $ 9,000. The intrinsic value of stock options outstanding and vested as of December 31, 2007 is $2,400.

Information concerning stock options under the Plan is summarized as follows (in thousands, except price per share information):

	2007		2006		2005
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding beginning of year	3,666	$5.09	4,053	$5.98	3,563	$6.08
Granted	1,002	2.35	1,489	3.00	812	5.89
Exercised	—	—	(20)	2.54	(78)	2.81
Forfeited and expired	(1,391)	4.74	(1,856)	5.34	(244)	8.26

Outstanding end of year	3,277	$4.40	3,666	$5.09	4,053	$5.98

Exercisable end of year	2,263	$5.15	2,213	$5.74	2,739	$5.50

The following table summarizes information about stock options outstanding as of December 31, 2007 (in thousands, except contractual life and exercise price per share information):

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$1.40 - $1.65	105	0.11	$1.51	1	$1.40
$2.25 - $2.94	1,267	1.54	2.61	522	2.79
$3.04 - $3.30	707	1.25	3.15	620	3.15
$5.49 - $5.70	348	1.02	5.69	287	5.69
$6.14 - $6.45	408	0.59	6.33	391	6.34
$7.54 - $7.98	18	0.04	7.71	18	7.71
$9.40 - $10.60	424	1.74	9.45	424	9.45

	3,277	6.28	$4.40	2,263	$5.15

12. Earnings Per Share

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

The following table contains information necessary to calculate earnings per share (in thousands):

	Years Ended December 31,
	2007	2006		2005
Weighted average shares outstanding	13,749	13,761		13,721
Effect of dilutive securities; options and warrants	896	—	(1)	—	(1)

Weighted average shares—diluted	14,645	13,761		13,721

(1)

Due to the net loss, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used. shares of Common Stock equivalents of 3.7 million and 3.6 million stock options in 2006 and 2005, respectively were excluded from the diluted share calculation because they were anti-dilutive.

13. Commitments and Contingencies

We lease our facilities and certain equipment under operating leases expiring through 2012. Rent expense totaled approximately $484,000, $544,000 and $467,000 for 2007, 2006 and 2005, respectively. In addition, we have certain software license obligations related to certain software applications.

Our operating leases and software license obligations as of December 31, 2007 are set forth in the following table:

	Operating Lease Obligations	Software Licenses
2008	$414	$1,200
2009	379	1,200
2010	61	1,200
2011	—	300
2012	—	—

Total	$854	$3,900

Legal Matters—On November 15, 2005, a class action alleging violations of federal securities laws was filed against us and two of our former officers in the United States District Court for the Central District of California. The complaint, as currently amended, alleges that, between April 24, 2003 and November 1, 2005, the defendants made false and misleading statements and failed to disclose material information regarding Interlink’s results of operations and financial condition. The complaint includes claims under the Securities Act of 1933, as amended (the “Securities Act”) and Exchange Act of 1934, as amended (the “Exchange Act”) and seeks unspecified damages and legal expenses. Mediation of the case has been scheduled for April 24, 2008, but we cannot assure you that the mediation will be successful.

On January 24, 2006, a shareholder’s derivative action was filed in the Central District of California against two of Interlink’s current and former officers and the members of its Board of Directors in the Central District of California. The derivative complaint contained the same factual allegations as the class action complaint and sought to recover unspecified damages from the defendants, as well as forfeiture of their equity-based compensation and contribution from them in the event that Interlink is found to have violated the federal securities laws. Following a motion made by the defendants to dismiss, or in the alternative, stay the derivative action, the plaintiff voluntarily dismissed the derivative action without prejudice on June 14, 2006.

On August 17, 2006, the plaintiff re-filed the derivative action in California state court. The re-filed complaint alleges securities-related violations of the California Corporations Code, as well as various common law and Delaware corporate law claims. The members of our Board of Directors are no longer named as defendants. Plaintiffs seek treble damages based on the difference between the prices at which the named defendants sold their shares and the market value that those shares would have had at the time of such sales but for the allegedly false and misleading financial statements, as well as contribution from the defendants in the event that Interlink is found to have violated the federal securities laws and other unspecified damages.

On November 17, 2006, defendants removed the derivative action to federal court. On January 9, 2007, the court stayed the derivative action pending the defendants’ filing of an answer in the securities class action. That stay is still in effect as of the date of the filing of this Annual Report. In connection with the class action and the derivative proceedings described above, we voluntarily contacted the SEC in 2006 to inform the SEC of both proceedings. Soon thereafter, the SEC responded with several inquiries, to which we responded promptly. On November 16, 2007, we received a letter from the SEC stating that the SEC had closed its investigation but reserving the right to reopen it at any time. Under our Certificate of Incorporation and Bylaws, we are obligated to indemnify our former officers against any loss resulting from claims against them in their capacity as officers of Interlink to the fullest extent not prohibited by law. Whether applicable law will permit such indemnity will depend on the facts of the case as ultimately determined in litigation or resolved as a part of a settlement process. We are also obligated under our charter documents to advance legal expenses for these former officers’ defense, subject to reimbursement if the officers are ultimately determined not to have been entitled to indemnity. We cannot predict the final disposition of these matters or whether we will be liable for amounts not covered by insurance.

In addition to the matters identified above, from time to time, we are involved in various legal actions that arise in the ordinary course of business.

14. Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	39	122	110

Sub Total	39	122	110

Deferred taxes:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Sub Total	—	—	—

Provision for income taxes	$39	$122	$110

Differences between the provision for income taxes and income taxes at statutory federal income tax rate for the years ended December 31, 2007, 2005 and 2004 are as follows (in thousands):

	2007	2006	2005
Income tax benefit at the statutory federal rate	$(1,915)	$(3,954)	$(2,786)
State income taxes, net of federal income tax effect	(350)	(666)	(324)
Foreign taxes at rates different than U.S. taxes	46	(50)	96
Stock option compensation	1,097	1,621	—
Expiring net operating loss carryforwards	1,694	900	—
Fair value warrants	415	—	—
Valuation allowance	(1,133)	2,179	2,646
Other	185	92	478

Total provision for income taxes	$39	$122	$110

The tax effects of temporary differences and carryforwards that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$18,408	19,354
Credits	662	186
Accruals	419	452
Reserves	753	1,538
State taxes	(2,622)	(1,070)
Other	2,276	568

Total deferred tax assets	19,896	21,028
Valuation allowance	(19,896)	(21,028)

Net deferred tax assets	$—	$—

As of December 31, 2007, approximately $8.3 million of the total deferred tax assets result from “excess” tax benefits resulting from the exercise of employee stock options and will be recorded to stockholders’ equity if recognized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible and the periods before the carryforwards expire. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes there is insufficient evidence to conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a portion of the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset as of December 31, 2007 and 2006.

Consolidated United States loss before provision for taxes was $(6,011,000), $(11,431,000) and $(4,914,000) for the years ended December 31, 2007, 2006 and 2005, respectively. The corresponding income and loss before provision for taxes for non United States based operations was $546,000, $(324,000) and $(3,391,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, withholding and U.S. taxes have not been provided on unremitted earnings of non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

As of December 31, 2007, we had NOL carryforwards for federal, state and foreign income tax purposes of $42.9 million, $23.5 million and $4.2 million, respectively, which are available to offset future taxable income in those jurisdictions through 2027.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limitation on the realizability of NOLs in future periods if the ownership of the company has changed more than 50% within a three-year period. We have not finalized our study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs, however, there may be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for us as of January 1, 2007. There was no cumulative effect of adopting FIN 48.

Since the adoption of FIN 48, we will account for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations when applicable. For the year ended December 31, 2007, no interest resulting from income tax contingencies has been recognized in the consolidated statements of operations. As of December 31, 2007, no interest has been accrued in the consolidated balance sheets related to income tax contingencies.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. In the first quarter of 2007, the Inland Revenue Department of Honk Kong (“IRD”) commenced an examination of the Company’s Hong Kong tax returns for the years 2003 through 2006, which is anticipated to be completed in the 2008 fiscal year. The IRD has imposed estimated assessments on us covering the years under audit that total $456,000, all of which has been paid by us prior to 2007. We do not anticipate the IRD audit will result in a material change to our consolidated financial statements. Accordingly, it is reasonably possible that our recognized tax benefits could change; however, we do not expect any change to be material.

15. Segment Information

Business Segments—We have two business segments: eTransactions and Specialty Components. The accounting policies of the segments are the same as those described in the significant accounting policies; however, we evaluate performance based on revenue and gross profit. We do not allocate depreciation, any other income, expenses or assets to these segments, nor do we track revenue by product.

Reportable segment information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	eTransactions	Specialty Components	Total
2007
Revenue	$9,242	$10,073	$19,315
Gross profit	$4,544	$1,215	$5,759

2006
Revenue	$9,910	$5,675	$15,585
Gross profit	$4,240	$1,598	$5,838

2005
Revenue	$8,326	$5,515	$13,841
Gross profit	$3,233	$2,050	$5,283

Geographic Information—We attribute revenues to different geographic areas on the basis of the location of the customer. Our revenues and long-lived assets by geographic area for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$8,965	$668	$5,919	$876	$9,087	$846
Japan	3,735	88	900	80	353	45
Asia (other than Japan)	3,029	356	4,769	320	1,099	18
Europe and other	3,586	—	3,997	—	3,302	—

Total	$19,315	$1,112	$15,585	$1,276	$13,841	$909

Major Customers—In 2007, one customer exceeded 10% of total revenues. In 2006 and 2005, no single customer exceeded 10% of total revenues. Three customers accounted for 42% of the accounts receivable at December 31, 2007. One customer accounted for 11% at December 31, 2006, and 15% at December 31, 2005.

Major Suppliers—We buy certain dies and adhesives that are used in various products, from single source suppliers. Due to a limited number of suppliers for these items, a sudden change to a different supplier could cause delays in manufacturing.

16. 401K Savings Plan

In 1995 we implemented a savings plan for all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. We match 50% of the first $1,000 a participant contributes. We expensed $41,000, $37,000 and $36,000 in 2007, 2006 and 2005, respectively, related to this plan.

17. Quarterly Financial Data (unaudited)

The following table presents certain financial information for each of the following quarters:

	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Revenues	$6,650	$4,660	$3,825	$4,180	$5,437	$3,723	$3,682	$2,743
Gross profit	$1,591	$1,050	$1,315	$1,803	$1,288	$1,868	$1,036	$1,646
Loss from continuing operations, net of tax	$(2,312)	$(4,111)	$(1,760)	$(1,443)	$(2,553)	$(2,068)	$(3,364)	$(3,436)
Income (loss) from discontinued operations, net of tax	$—	$(461)	$(419)	$(1,077)	$(1,094)	$183	$(267)	$843
Net income (loss)	$(2,610)	$1,638	$(2,179)	$(2,518)	$(3,647)	$(1,885)	$(3,631)	$(2,593)
Income (loss) per share—basic and diluted	$(0.19)	$0.12	$(0.16)	$(0.18)	$(0.27)	$(0.14)	$(0.26)	$(0.19)

Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

18. Subsequent events

On March 11, 2008, John A. Buckett, II, our Chairman and Chief Executive Officer, entered into a restricted stock grant agreement pursuant to which we granted Mr. Buckett 50,000 restricted shares of our Common Stock. The 50,000 restricted shares will vest and be issued to Mr. Buckett at regular monthly intervals, subject to his continued employment with us, through December 31, 2008. The value per share of the restricted shares issued will be the market value per share of our Common Stock as of the applicable vesting date.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Interlink Electronics, Inc.

Camarillo, California

The audits referred to in our report dated April 5, 2007 relating to the consolidated financial statements of Interlink Electronics, Inc., which is contained in Item 15 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index, before the effects of the adjustments to retrospectively account for the Branded Products and OEM Remotes business segments as discontinued operations. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Signed BDO Seidman, LLP

Los Angeles, California

April 5, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs & Expense(1)	Deductions	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
December 31, 2007	$302	70	173	$199
December 31, 2006	$336	78	112	$302
December 31, 2005	$59	284	7	$336

RESERVE FOR INVENTORY OBSOLESCENCE:
December 31, 2007	$1,199	(47)	758	$394
December 31, 2006	$849	704	354	$1,199
December 31, 2005	$322	702	175	$849

DEFERRED TAX ASSET VALUATION ALLOWANCE:
December 31, 2007	$21,028	(8)	—	$21,020
December 31, 2006	$18,826	2,202	—	$21,028
December 31, 2005	$16,180	2,646	—	$18,826

(1)	The additions for the Deferred Tax Asset Valuation Allowance include Additional Paid in Capital (APIC) from the tax benefit from stock option exercises of $1,416 for 2005.

EXHIBIT INDEX –

Exhibit Number
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

10.1*	1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Lease Agreement dated August 15, 1998 to lease premises in Camarillo, California (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by the First Amendment to Lease dated July 23, 2003 between Mobile Park Investment, Inc. and the Registrant, as amended by the Second Amendment to Lease dated January 23, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by the Third Amendment to Lease dated October 14, 2004 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended by the Fourth Amendment to Lease dated March 24, 2005 between Mobile Park Investment, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Pledge Agreement between Paul D. Meyer and the Registrant dated May 1, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $42,892 dated as of May 1, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant and Paul D. Meyer (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Pledge Agreement between Paul D. Meyer and the Registrant dated June 11, 2001 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Secured Promissory Note of Paul D. Meyer, as Borrower, in the amount of $132,109 dated as of June 11, 2001, in favor of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by First Amendment to Secured Promissory Note dated June 11, 2002 between the Registrant, E. Paul D. Meyer (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Agreement, dated October 4, 2006, by and between the Registrant, Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Capital, L.P., SRB Greenway Capital (Q.P.), L.P., SRB Greenway Offshore Operating Fund, L.P., Tom Thimot and Lawrence S. Barker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2006).

10.10	Form of Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.11	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.12	Form of Warrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated July 23, 2007).

10.14*	Transition Letter Agreement by and between the Registrant and E. Michael Thoben, III, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

Exhibit Number
10.16*	Employment and Severance Agreement by and between the Registrant and E. Michael Thoben, III, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.17*	Change in Control Agreement by and between the Registrant and Charles C. Best, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007).

10.18*	Severance Agreement and General Release by and between the Registrant and Michael W. Ambrose, dated October 12, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2007).

10.19	Amended and Restated Loan and Security Agreement, dated November 8, 2007, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.20*	Letter Agreement by and between the Registrant and Charles C. Best, dated February 6, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2008).

10.21*	Change in Control Agreement by and between the Registrant and Rodney G. Vesling, dated May 16, 2007.

10.22*	Letter Agreement by and between the Registrant and Rodney G. Vesling, dated February 6, 2008.

10.23*	Restricted Stock Grant Agreement by and between the Registrant and John A. Buckett, II, dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 17, 2008).

16.1	Letter from BDO Seidman, LLP re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated August 24, 2007).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Singer Lewak Greenbaum and Goldstein, LLP.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.