Form 10-Q
period 2008-03-31
INTERLINK ELECTRONICS INC
filed 2008-05-15
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Shares of Common Stock Outstanding, at May 10, 2008: 13,765,977

INTERLINK ELECTRONICS, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,683	$12,659
Restricted cash	1,760	2,937
Accounts receivable, less allowance for doubtful accounts of $149 and $199 at March 31, 2008 and December 31, 2007, respectively	3,661	3,918
Inventories, net of reserves of $575 and $394 at March 31, 2008 and December 31, 2007, respectively	5,248	5,151
Prepaid expenses and other current assets	1,567	1,754
Assets held for sale	—	437

Total current assets	22,919	26,856
Property and equipment, net	1,084	999
Patents and trademarks, net	116	113
Other assets	455	364

Total assets	$24,574	$28,332

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,947	$1,600
Accrued payroll and related expenses	3,893	5,836
Deferred revenue	538	646
Liabilities related to assets held for sale	—	86

Total current liabilities	6,378	8,168
Convertible note, net of discounts of $1,278 and $1,415 at March 31, 2008 and December 31, 2007, respectively	3,558	3,413
Warrants and embedded derivatives	1,061	1,974

Total liabilities	10,997	13,555

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,762 and 13,749 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	59,207	58,463
Accumulated other comprehensive loss	(276)	(440)
Accumulated deficit	(45,354)	(43,246)

Total stockholders’ equity	13,577	14,777

Total liabilities and stockholders’ equity	$24,574	$28,332

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended March 31,
	2008	2007
Revenues	$5,769	$4,180
Cost of revenues (includes stock-based compensation of $61 and $178 for 2008 and 2007, respectively)	3,830	2,377

Gross profit	1,939	1,803
Operating expenses:
Product development and research (includes stock-based compensation of $70 and $133 for 2008 and 2007, respectively)	1,226	796
Selling, general and administrative (includes stock-based compensation of $601 and $305 for 2008 and 2007, respectively)	3,420	2,391

Total operating expenses	4,646	3,187

Operating loss	(2,707)	(1,384)

Interest income	122	21
Interest expense	(237)	(4)

Total interest income (expense)	(115)	17

Other income	990	33
Other expense	(276)	(56)

Total other income (expense)	714	(23)

Loss from continuing operations before provision for income taxes	(2,108)	(1,390)
Provision for income tax expense	—	51

Loss from continuing operations, net of tax	(2,108)	(1,441)
Loss from discontinued operations, net of tax	—	(1,078)

Net loss	$(2,108)	$(2,519)

Loss per share from continuing operations, net of tax:
Basic and diluted	$(0.15)	$(0.10)

Loss per share from discontinued operations, net of tax:
Basic and diluted	$—	$(0.08)

Net loss per share:
Basic and diluted	$(0.15)	$(0.18)

Weighted average shares used for loss from continuing operations, net of tax:
Basic and diluted	13,749	13,749

Weighted average shares used for loss on discontinued operations, net of tax:
Basic and diluted	13,749	13,749

Weighted average shares used for net loss:
Basic and diluted	13,749	13,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three Month Period Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,108)	$(2,519)
Loss from discontinued operations, net of tax	—	(1,078)

Net loss from continuing operations	(2,108)	(1,441)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Reduction in allowance for doubtful accounts receivable	(50)	(26)
Increase in reserves for excess inventories	181	122
Stock-based compensation	732	976
Depreciation and amortization	129	106
Write off of patents and trademarks	—	39
Accretion of warrants	95	—
Amortization of discounts on notes and warrants	50	—
Adjustments to fair value of warrants and derivatives	(913)	—
Issuance of restricted stock	13	—
Changes in operating assets and liabilities:
Accounts receivable	307	589
Prepaid expenses and other current assets	187	(22)
Inventories	(278)	(839)
Other assets	(91)	(1)
Accounts payable and accrued liabilities	347	(897)
Deferred revenue	(108)	(521)
Accrued payroll and other accrued expenses	(1,943)	312

Net cash used in operating activities—continuing operations	(3,450)	(1,603)
Net cash provided from (used by) discontinued operations	351	1,451

Net cash used in operations	(3,099)	(152)

Cash flows from investing activities:
Sales of marketable securities, net	—	1,600
Purchases of property and equipment	(206)	(97)
Costs of patents and trademarks	(12)	(17)

Net cash provided by (used in) investing activities—continuing operations	(218)	1,486
Net cash provided by (used in) investing activities—discontinued operations	—	—

Net cash provided by investing activities	(218)	1,486

Cash flows from financing activities:
Restricted cash related to sale of assets	1,177	—
Short term borrowings	—	2,500

Net cash provided by financing activities—continuing operations	1,177	2,500
Net cash provided by financing activities—discontinued operations	—	—

Net cash provided by financing activities	1,177	2,500

Effect of exchange rate changes on cash and cash equivalents	164	(1)
Increase (decrease) in cash and cash equivalents	(1,976)	3,833
Cash and cash equivalents:
Beginning of period	12,659	1,344

End of period	$10,683	$5,177

Supplemental disclosures of cash flow information:
Interest paid	$201	$4

Income taxes paid	$2	$53

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND AS OF MARCH 31, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007 in the accompanying Condensed Consolidated Financial Statements is unaudited. Such information does, however, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments for an aggregate cash purchase price of $11,500,000, subject to certain post-closing price adjustments. In connection with the sale of these business segments, we paid cash fees to an investment bank of $760,000. Please see Note 3 for additional information regarding this sale. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets, which requires us to present the sale of these assets on a discontinued operations basis. The balance sheets have been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale for all periods presented. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented.

2.	Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) a fee applies that is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy these criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through a customer purchase order; and (4) assess creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for future transactions, such as a determination that collectibility was not reasonably assured, revenue could be adversely affected.

In our eTransactions business segment, a portion of our revenues are derived from the sale, service and support of software. Our software support revenues consist of post contract customer support and maintenance (“PCS”). Accordingly, when applicable, we recognize revenue by applying the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”.

When eTransactions sales involve multiple elements or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for PCS. If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.

Disposal of Long Lived Assets. On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets, which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2007 reflects the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented. Certain assumptions were used in determining amounts being presented as assets held for sale and discontinued operations. These assumptions were based on an analysis and review of costs associated with operating the ongoing business subsequent to the asset sale as compared with costs of operations prior to the asset sale.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances and add to our allowance for doubtful accounts when collection of an individual account becomes questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30-day payment terms; however, some distributors in the divested Branded Products business segment and some of our Japanese OEM customers require as long as 120-day payment terms.

Reserve for Estimated Product Returns. While not an explicit part of our terms and conditions of product sales, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our divested Branded Products business segment for similar products of equal value if these exchanges meet defined criteria. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of this data and in determining the estimated value of the returns reserve. If actual returns are greater than management’s estimate, revenues in the subsequent period will be adversely affected. Product returns and allowance as of March 31, 2008 and December 31, 2007 were $54,000 and $105,000, respectively.

Inventories. Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the first in – first out cost method.

Inventory Reserve. At each balance sheet date we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecasted sales levels by product based on historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-down may be required and would be reflected in our cost of sales in the period the revision is made.

Provision for Income Tax—As part of the process of preparing financial statements, as required by Statement of Financial Accounting Standards “Accounting For Income Taxes” (“SFAS 109”), we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying Consolidated Balance Sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, must establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As a result of the implementation of FIN 48, we did not recognize any increase in the liability for unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Foreign Exchange Exposure. We have established relationships with non-U.S. OEM customers of our Specialty Components business segment. Certain of these recent customers have been based in Japan and approximately 19%, 6% and 3% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen, subjecting us to fluctuations in the yen/dollar exchange rate. From time to time, we use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded as revenue of our Specialty Components business segment. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”). In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

Valuation of Derivative Instruments. SFAS 133 requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations under the heading “Adjustments to Fair Value of Derivatives.” The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using lattice models.

Stock-based Compensation. On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the quarters ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Gross stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarters ended March 31, 2008 and 2007 were $732,000 and $976,000 respectively. The effect on basic and diluted earnings per share for the quarters ended March 31, 2008 and 2007 was $(0.05) and $(0.07) per share, respectively. As of March 31, 2008, we have $1,075,000 of unrecognized stock-based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.41 years.

During the quarters ended March 31, 2008 and 2007, Interlink did not grant any stock options and none were exercised. SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in the Statement of Operations for the quarter ended March 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and included compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with the presentation of prior period pro forma information. Because stock-based compensation expense recognized in the Statement of Operations for the quarter ended March 31, 2008 was based on awards that vest over time, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarters ended March 31, 2008, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%. Total forfeitures for the quarters ended March 31, 2008 and 2007 totaled $82,000 and $32,000, respectively.

For the three months ended March 31, 2008 we recorded the following charges within our Statement of Operations for stock-based compensation: $61,000 in cost of sales, $70,000 in product development and research expenses, and $601,000 in selling, general and administrative expenses. For the three months ended March 31, 2007, we recorded the following charges within our Statement of Operations for stock-based compensation: $178,000 in cost of sales, $133,000 in product development and research expenses, and $305,000 in selling, general and administrative expenses and $360,000 of stock-based compensation is included in the loss from discontinued operation, net of tax. The $601,000 charge in selling, general and administrative expenses includes $339,000 of charges related to the acceleration of 164,000 stock options for our former Chief Executive Officer, who resigned on January 4, 2008.

Our determination of fair value of stock-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected price volatility of our stock over the expected term of the awards, and actual and projected employee stock option exercise behaviors. We estimate expected volatility using historical data. The expected term is estimated using the “safe harbor” provisions under SAB 107.

A summary of our non-vested shares as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested as of December 31, 2007	1,003	$2.70
Granted	—	—
Vested	(299)	3.07
Forfeited or expired	(62)	2.26

Nonvested as of March 31, 2008	642	$2.49

We have adopted the simplified method provided in SFAS 123(R) for calculating the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R. We have not recognized excess tax benefits related to employee stock-based compensation and, therefore, do not currently have an APIC pool.

3.	Discontinued Operations and Assets Held for Sale

As part of an overall strategy to focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments (the “Sale”) in August of 2007. We believe that the Sale will provide us with the capital necessary to advance our strategic business initiatives and allow us to focus on the two business segments we feel have the greatest potential for long-term profitable growth: eTransactions and Specialty Components. The Sale was structured as an asset sale, and included the inventory, accounts receivable, fixed assets, intangibles, accounts payable, related intellectual property rights and other assets that constituted the operations of the divested units.

Our Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect the OEM Remotes and Branded Products business segments as discontinued operations in accordance with SFAS 144. Accordingly, the revenues, costs and expenses directly associated with the OEM Remotes and Branded Products business segments have been reclassified as discontinued operations on the Statement of Operations for all periods presented. Additionally, assets and liabilities of the OEM Remotes and Branded Products business segments have been reclassified as held for sale on our Balance Sheets for all periods presented, and our Statements of Cash Flows have been reclassified to reflect the OEM Remotes and Branded Products business segments as discontinued operations for all periods presented. Corporate expenses such as general corporate overhead and interest have not been allocated to discontinued operations.

Income (loss) from discontinued operations, net of tax is summarized as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenue from discontinued operations	$—	$4,705
Loss from discontinued operations before income tax benefit	—	(1,078)
Income tax benefit, net of reserve	—	—

Loss from discontinued operations	$—	$(1,078)

There were no amounts on the Condensed Consolidated Balance Sheets as of March 31, 2008 attributable to the discontinued operations related to the Sale. Amounts at December 31, 2007 attributable to the discontinued operations related to the Sale are as follows (in thousands):

December 31, 2007
Assets
Accounts receivable	$437

Assets held for sale	437
Liabilities
Accounts payable	(86)

Liabilities held for sale	(86)

Total net assets held for sale	$351

4.	Restricted Cash

As part of the Sale, we entered into an escrow agreement that required $1.4 million of the purchase price to be put into an escrow account to provide for, among other things, a source of recovery for any amounts owing to the purchaser pursuant to indemnification and post-closing adjustment provisions of the asset purchase agreement. Of this amount, $250,000 was released in March 2008 according to the terms of the escrow agreement. As a result, $1,400,000 and $1,125,000 of restricted cash remained on the balance sheet as of December 31, 2007 and March 31, 2008 respectively. 70% and 30% of the remaining $1,100,000, net of any disputed amounts, if any, will be released 12 months and 18 months from the date of the Sale, respectively. Additionally, $635,000 and $1,537,000 of cash was recorded as due to the acquiring company on March 31, 2008 and December 31, 2007 respectively, for certain post closing activities of the Sale. Accordingly, $1,760,000 and $2,937,000 of restricted cash is on the balance sheet as of March 31, 2008 and December 31, 2007, respectively.

5.	Inventories

Net inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw material	$5,041	$4,731
Work in process	474	458
Finished goods	309	356
Reserve for excess and obsolete inventory	(576)	(394)

Total inventories	$5,248	$5,151

6.	Line of Credit

On November 8, 2007, we executed an amended and restated loan and security agreement with Silicon Valley Bank that provides for a line of credit with a maximum borrowing limit of $5,000,000. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the terms of this agreement, we have the ability to borrow against the line in amounts up to 80% of our eligible accounts receivable. At March 31, 2008 and March 31, 2007, we had drawn $0 and $2,500,000 on the line of credit, respectively.

7.	Convertible Notes and Warrants

On July 19, 2007, we issued 8% Convertible Notes (each a “Note” and collectively, the “Notes”), in an aggregate principal amount of $5,000,000, and warrants (each a “Warrant” and collectively, the “Warrants”) exercisable for up to 1,984,125 shares of Common Stock in a private placement (the “Financing”) exempt from registration under Regulation D of the Securities Act, as amended. The Notes mature on July 19, 2010, and some or all of the outstanding principal balance and unpaid interest may be converted into Common Stock at any time before the maturity date at a conversion price of $1.26 per share (subject to adjustment). Interest on the Notes accrues and is payable semiannually on January 15th and July 15th of each year. The Warrants expire on July 19, 2012, and may be exercised at any time prior to expiration on a cash or cashless basis at an exercise price of $1.51 per share (subject to adjustment). We received net proceeds of approximately $4,797,590 from the sale of the Notes, which takes into account estimated legal and other fees of $202,410 incurred in connection with the Financing.

The conversion price under the Notes and the exercise price under the Warrants are subject to adjustment upon the occurrence of specified events including the issuance of stock dividends to existing Common Stock holders, or a stock split. Also, the holders of Notes and Warrants are entitled to receive the economic benefit of any reorganization, consolidation or merger of Interlink which results in a payment in shares, other securities or property to our Common Stock holders.

In connection with the placement of the Notes and Warrants, we entered into a registration rights agreement dated July 19, 2007 with the selling securityholders under which we agreed to register with the Securities and Exchange Commission (the “SEC”) the Common Stock underlying the Notes and Warrants for resale to the public. The registration rights agreement requires us to pay the investors liquidated damages if (i) the registration statement covering the shares to be registered pursuant to the registration rights agreement is not filed by August 20, 2007, (ii) after a registration statement is filed with the SEC such registration statement is not declared effective, except under specified conditions, on or prior to October 18, 2007 or (iii) after such registration statement has been declared effective, sales of Common Stock cannot be made pursuant to the registration statement. Such liquidated damages are calculated as 1.5% of the aggregate amount invested by each such investor for each 30-day period (or pro rata portion of such 30-day period) of such delinquency. One of the specified conditions in the registration rights agreement that precludes the accrual of liquidated damages (the “Damages Exception”) is an assertion by the SEC that the offering of some or all of the shares underlying the Notes and Warrants is not eligible to be made on a delayed or continuous basis pursuant to Rule 415 promulgated under the Securities Act. The registration statement on Form S-1 filed by us pursuant to the registration rights agreement was declared effective on April 29, 2008. However, effectiveness of the registration statement did not occur by October 18, 2007, for several of reasons, including our need to respond to an SEC comment concerning our eligibility to register the securities on a delayed or continuous basis pursuant to Rule 415. The investors have sent us a letter demanding payment of liquidated damages as a result of the failure of effectiveness to occur by October 18. We are currently discussing the issue with the investors, but believe that the SEC’s comment with respect to Rule 415 falls within the provisions of the Damages Exception and that liquidated damages are not payable as a result.

We evaluated the Warrants under Emerging Issues Task Force Issue 00-19 (“EITF 00-19”)and determined that the Warrants qualified for liability treatment and have recorded the Warrants as a derivative liability under FAS 133. The initial fair value of the Warrants was $1,146,000 which has been recorded with an offset to discount on the Note payable. We determined that the conversion feature on the Notes qualified for exemption from bifurcation and liability treatment as it is considered a conventional convertible instrument under EITF 00-19. We calculated a beneficial conversion feature, resulting in a discount of $480,000 at the time of the transaction and a value of $413,000 as of December 31, 2007. The value of the beneficial conversion feature, net of the discount at March 31, 2008, was $373,000.

The original values of the Parisian feature of the derivative liabilities for the Notes and Warrants were $6,000 and $12,000 respectively on July 19, 2007. These amounts are being amortized and charged as interest expense over the three-year term of the Notes. In addition, the adjustment to fair value of these Parisian features will be made each reporting period. Accordingly, $50,000 of increased fair value for the derivative liability on the Notes was recorded as interest charges for the three month period ended March 31, 2008 and $2,000 was recorded as interest expense for the derivative liability on the Warrants for the three month period ended March 31, 2008. Each of these amounts was included in the net fair value of the Notes.

We amortize our discounts using the interest method, which resulted in an interest expense of $137,000 for the period from January 1, 2008 to March 31, 2008.

The Warrants and embedded derivatives outstanding at March 31, 2008 were valued at fair value using a lattice fair value model, resulting in an net decrease in the fair value of the related liabilities of approximately $913,000, from $0.98 per Warrant as of December 31, 2007 to $0.45 per Warrant as of March 31, 2008. This liability was recorded in our Statement of Operations as a charge to interest expense. Variables used to value the Warrants as of March 31, 2008 are as follows:

March 31, 2008
Expected term (years)	4.23
Risk free interest rate	2.2%
Weighted Average Volatility	72.8%
Expected dividend yield	0%

The following table summarizes the activity of Notes, Warrants and discounts outstanding at March 31, 2008, (in thousands):

March 31, 2008
Notes at fair value, net of amortized origination costs	$4,836
Notes—derivative discounts, net	(905)
Notes—beneficial conversion feature discount, net	(373)

Net fair value of the Notes	3,558
Warrants and derivative liabilities—at fair value, net of accretion	1,061

Notes and warrants fair value	4,619

Less current portion	—

Notes and Warrants and embedded derivatives-long term	$4,619

8.	Stockholders Equity

On March 11, 2008 we entered into a restricted stock grant agreement with John A. Buckett, II, our Interim Chief Executive Officer, pursuant to which we granted Mr. Buckett 50,000 restricted shares of our Common Stock. The restricted shares will vest and be issued to Mr. Buckett, subject to his continued employment with us, at monthly intervals through December 31, 2008. The value per share of any restricted shares issued to Mr. Buckett will be the market value per share of our Common Stock as of the applicable vesting date. As of March 31, 2008, 12,500 restricted shares had vested representing a value of $13,000, which is shown in the stockholders equity in the accompanying Condensed Consolidated Balance Sheet.

9.	Stock Options

Under the terms of our 1996 Stock Incentive Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of March 31, 2008, options for 5,788,000 shares of stock have been granted (2,886,000 are outstanding and 2,902,000 have been exercised, forfeited or expired) and 1,462,000 options were available for grant. Activity under the Plan for the first three months of 2008 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period – January 1, 2008	3,277	$4.40
Granted	—	—
Exercised	—	—
Forfeited or expired	(391)	2.86

Outstanding—end of period – March 31, 2008	2,886	$4.60

Exercisable—end of period – March 31, 2008	2,244	$5.21

The following table summarizes information about stock options outstanding as of March 31, 2008 (in thousands, except contractual life and exercise price per share information):

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$1.40 - $1.65	105	0.11	$1.51	6	$1.40
$2.25 - $2.80	897	1.51	2.53	386	2.60
$3.15 - $3.25	688	1.31	3.15	688	3.15
$5.49 - $5.70	348	1.07	5.69	321	5.69
$6.14 - $6.45	408	0.59	6.33	404	6.34
$7.54 - $7.98	18	0.04	7.71	18	7.71
$9.40 - $10.60	422	1.80	9.45	421	9.45

	2,886	6.43	$4.60	2,244	$5.21

There is no intrinsic value for the stock options outstanding and vested as of March 31, 2008.

10.	Income (Loss) Per Share

For all periods presented, per share information was computed in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” issued by the Financial Accounting Standards Board (“FASB”). The computation of basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share on a diluted basis includes, in addition, the effect of common shares contingently issuable from options and warrants in periods in which they have a dilutive effect.

Common Stock equivalents are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of options and warrants are used to repurchase outstanding shares using the average market price for the period.

The following table contains information necessary to calculate loss per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding – basic	13,749	13,749
Effect of dilutive securities (employee/director stock options) (1)	—	—
Effect of convertible notes and warrants (1)	—	—

Weighted average shares – diluted	13,749	13,749

(1)

Due to the net loss for the three months ended March 31, 2008 and 2007, the diluted share calculation result was anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of 8.2 million and 3.6 million for the three months ended March 31, 2008 and 2007, respectively, were excluded from the diluted share calculation because they were anti-dilutive.

11.	Comprehensive Loss

The following table provides the data required to calculate comprehensive loss (in thousands):

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2006	$(505)
Translation adjustment	(1)	$(1)
Net loss	—	(2,519)

Balance at March 31, 2007	$(506)	$(2,520)

Balance at December 31, 2007	$(440)
Translation adjustment	164	$164

Net loss		(2,108)

Balance at March 31, 2008	$(276)	$(1,944)

12.	Segment Information

After the Sale, described in Note 3, we have two remaining business segments: eTransactions and Specialty Components. We evaluate the performance of these segments based on their revenue and gross profit. We do not consistently allocate any other income, expenses or assets to these segments nor do we track revenue by product. Reportable segment information for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

Three months ended:	eTransactions	Specialty Components	Total
March 31, 2008
Revenue	$2,330	$3,439	$5,769
Gross profit	841	1,117	1,939
March 31, 2007
Revenue	$2,131	$2,049	$4,180
Gross profit	1,117	686	1,803

Geographic Information—We attribute revenues to different geographic areas on the basis of the location of the customer. Our revenues and long-lived assets by geographic area for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three months ended and as of March 31,
	2008		2007
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$3,134	$750	$2,380	$821
Japan	1,423	89	805	91
Asia (other than Japan)	680	361	425	333
Europe and other	532	—	570	—

	$5,769	$1,200	$4,180	$1,245

Major Customers— For the first three months of fiscal 2008 two customers represented more than 10% of our total revenues. For the first three months of fiscal 2007 we did not have any customers that represented more than 10% of our total revenues. One customer accounted for 21% and two customers each accounted for 11% of accounts receivable at March 31, 2008, while two different customers each accounted for 11% of our accounts receivable at March 31, 2007.

Major Suppliers—We buy some dies and adhesives that are used in various products from single source suppliers. Due to a limited number of suppliers for these items, a sudden change to a different supplier could cause delays in manufacturing.

13.	Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As a result of the implementation of Interpretation No. 48, we did not recognize any increase in the liability for unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Legal Matters—On November 15, 2005, a class action alleging violations of the federal securities laws was filed against Interlink and two of our former officers in the United States District Court for the Central District of California. In connection with our announcement in November 2005 that we would restate certain of our prior financial results, plaintiffs in the action allege that Interlink’s financial and various other public statements made during the period from April 24, 2003 through November 1, 2005 were materially false and misleading when made. Plaintiffs have asserted claims under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Since the action was filed, the parties have filed various motions. The Court appointed the current lead plaintiffs and lead counsel in November 2006. In September 2007, the Court granted in part and denied in part defendants’ motion to dismiss lead plaintiffs’ operative complaint. Lead plaintiffs currently have a deadline of May 14, 2008 to file an amended complaint.

On April 24, 2008, the parties participated in a mediation with Justice Howard B. Wiener (Retired) in Los Angeles. The parties were unable to reach resolution, and will continue to litigate. Interlink recorded approximately $263,000 in expenses for 2006 and incurred no costs in 2007 in connection with the class action. Because the action is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

On January 24, 2006, a shareholder’s derivative action (now pending in the United States District Court for the Central District of California) was filed against several of Interlink’s former officers and directors, alleging the same or similar facts as those alleged in the class action. The derivative action has been consolidated with the class action for purposes of discovery. On January 9, 2007, the Court stayed the derivative action pending defendants’ filing of an answer in the class action. The stay is still in effect. Because the derivative action is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

In connection with the class action and the derivative action, Interlink voluntarily contacted the SEC in 2006 to inform the SEC of both actions. The SEC responded with several inquiries, to which we responded promptly. On November 16, 2007, we were advised by letter from the SEC that it “do[es] not intend to recommend any enforcement action by the Commission.” We have not received any further inquiries from the SEC. However, nothing prevents the SEC from resuming inquiries at any time.

We cannot estimate the possible loss or range of loss, if any, associated with the resolution of the class and derivative actions. While we intend to vigorously defend the actions, we cannot predict their final disposition, or whether we will be liable for amounts not covered by insurance. There is no assurance that the ultimate resolutions of the actions will not result in a material adverse effect on our business, financial condition, or results of operations.

In addition to the matters identified above, from time to time, Interlink is involved in various legal actions that arise in the ordinary course of business.

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

In August 2007, we sold our OEM Remote and Branded Products business segments, which had historically accounted for more than half of our revenues. Unless otherwise indicated, all operating trends and comparisons in this Item 2 reflect the operations of our continuing business segments or components thereof. Information with respect to the performance in 2007 and prior years of our discontinued operations is reflected in the line item so captioned in our Consolidated Statements of Operations.

Gross profit margins in our business segments fluctuate significantly from quarter to quarter due to various factors, including the allocation of unabsorbed overhead costs and the mix of products produced and sold. We expect quarterly gross profit margins to continue to fluctuate in the future.

We continue to incur losses as a result of various factors, including fluctuating quarterly sales levels due to market conditions and customer ordering patterns, fluctuations in gross profit margins described above, increases in operating costs, inventory reserve adjustments, and increased compliance and regulatory costs.

The relative revenue and gross profit contributions of our continuing business segments is provided below in Results of Operations-Business Segment Overview.

Current Opportunities and Challenges

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. We believe that the sale of these business segments will provide us with the capital necessary to advance our strategic business initiatives and allow us to focus on our eTransactions and Specialty Components business segments, which we feel have the greatest potential for long-term profitable growth. While the higher margins in our retained businesses are anticipated to result in improved cash flow by the end of fiscal 2008 and into the future, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. In this regard, we continue to evaluate our cost structure to look for opportunities to reduce our expenses. Our principal challenge, therefore, is to grow our eTransactions and Specialty Components business segments to achieve the revenue levels, cost efficiencies and profitability that will sustain and justify our continued investments in these segments. Our ability to manage this challenge will define the level of our success over the next two to three years.

A considerable portion of our effort has been, and will continue to be, directed at emerging markets such as our eTransactions market where our success depends, in part, on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, consequently, our long-term performance.

We are making significant efforts to develop new and improved products for our Specialty Components markets that use our proprietary FSR technology. The inability to develop and deliver these products to our customers on a timely basis would impact our ability to become profitable in our Specialty Components business segment in the timeframe we are anticipating.

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

Our revenues from continuing operations were $5.8 million for the three months ended March 31, 2008 and $4.2 million for the three months ended March 31, 2007, an increase of 38%. Our current projections show that revenue will grow in both the eTransactions and Specialty Components business segments for the fiscal year ended December 31, 2008 when compared to the fiscal year ended December 31, 2007. We expect that some operating expenses will increase, but we project that other operating expenses, like general and administrative expenses, will remain relatively constant in 2008. If revenues grow as projected in 2008, operating expenses may experience the same relative growth rate, with the result that operating expenses, as a percentage of revenues, should decrease.

Our quarterly results are often affected by volatility in orders for a particular product. Sales of our eTransactions products to large institutions are typically made pursuant to large purchase orders, which can be one-time events or can occur at widely dispersed intervals. Sales of our Specialty Components products typically depend on our ability to design the product required by our customer and on the product life of the product of its customer. Both of these factors could result in large quarterly and annual revenue fluctuations. Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in Part II, Item 1(A) below.

Business Segment Overview – Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007:

For the three months ended March 31, 2008 and 2007, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Market Segment	$000,s	Percent of Total Sales	$000’s	Percent of Total Sales
eTransactions:
- Revenue	$2,330	40%	$2,131	51%
- Gross Profit	841		1,117
- Gross Profit % of segment Revenue	36%		54%
Specialty Components:
- Revenue	$3,439	60%	$2,049	49%
- Gross Profit	1,098		686
- Gross Profit % of Segment Revenue	32%		33%
All Segments:
- Revenue	$5,769	100%	$4,180	100%
- Gross Profit	1,939		1,803
- Gross Profit %	33%		43%

All Segments

Our revenues increased 38% in the first quarter of 2008 compared to the first quarter of 2007, attributable to a 9% and 68% increase in eTransactions and Specialty Components revenues, respectively. Our gross margin declined to 33% for the three months ended March 31, 2008 compared to 43% for the three months ended March 31, 2007

eTransactions

In our eTransactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

For the three months ended March 31, 2008, our revenues increased 9% compared to the three months ended March 31, 2007. eTransactions revenues will continue to see significant changes from period to period based on the large revenue size of the transactions generated by this business segment. eTransactions gross profit margin for the three months ended March 31, 2008 was 36%, compared with 54% for the three months ended March 31, 2007. Gross margin was lower in the first quarter of 2008 due to higher unabsorbed manufacturing costs when compared to the first quarter of 2007.

Specialty Components

In our Specialty Components business, we sell our MicroNav™ products and custom Force Sensing Resistors (“FSR”) and FSR-based subassemblies to many types of customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty Components revenues for the three months ended March 31, 2008 increased 68% compared to the three months ended March 31, 2007. The increase was primarily due to higher sales related to key customers added in the latter part of 2007. Specialty Component gross profit margin for the three months ended March 31, 2008 was 32% compared to 33% for the three months ended March 31, 2007. The gross margin for the first three months of 2008 was negatively effected by scrap charges and excess direct labor costs. As the Specialty Components business segment increases its revenues and operational efficiencies, scales its operations, reduces its manufacturing costs in the United States and builds its infrastructure in China, gross profit margin should increase.

Operating Expenses From Continuing Operations

Operating expenses for the three months ended March 31, 2008 increased to $4,646,000, from $3,187,000 for the three months ended March 31, 2007. This $1,459,000 increase in operating expenses was primarily due to $901,000 in increased payroll and related costs and an increase of $233,000 in non-cash compensation costs related to SFAS 123(R). Product development and research costs include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the research of our technologies. For the first quarter of 2008, our product development and research costs increased $430,000 from the first quarter of 2007. This increase was due primarily to $347,000 in increased payroll and related costs, inclusive of certain personnel being realigned into product development from manufacturing in the first quarter of 2008. There was also an increase of $88,000 compared to the first quarter of 2007 related to supplies, outside services, patent legal fees and amortization. This was offset by a $63,000 decrease in non-cash compensation costs related to SFAS 123(R).

Selling, general & administrative (SG&A) costs include sales, marketing, legal, accounting and administrative labor, sales commissions, advertising, general marketing, and travel and entertainment costs. For the three months ended March 31, 2008, SG&A costs increased to $3,420,000 from $2,391,000 for the three months ended March 31, 2007. This increase was attributable to $554,000 in increased payroll and related expenses due to personnel increases, $106,000 in increased advertising and related costs and a $296,000 increase in non-cash compensation costs related to SFAS 123(R).

Operating Results From Continuing Operations

In summary, the primary factors attributable to the $1,323,000 increase in our operating loss from continuing operations, net of tax, to $2,707,000 for the three months ended March 31, 2008, from $1,384,000 for the three months ended March 31, 2007 were:

•	a $1,459,000 increase in operating expenses due primarily to higher payroll and related costs in the first quarter of 2008 compared to the first quarter of 2007

•	a lower gross margin, due primarily to increased manufacturing costs in the first quarter of 2008 compared to the first quarter of 2007; and

•	an increase of $233,000 in operating expenses attributable to non-cash charge for stock-based compensation related to the SFAS 123(R).

Interest income was $122,000 for the three months ended March 31, 2008 compared to $21,000 for the three months ended March 31, 2007. This increase is due to additional interest earned on our cash during the first quarter of 2008. Interest expense increased to $237,000 in the first three months of 2008 from $4,000 for the first three months of 2007 due to interest on the $5 million in Notes issued in July 2007, the amortization of the Warrants and the accretion of the discount on the beneficial conversion feature of the Note.

Other income was $990,000 for the three months ended March 31, 2008 compared to $33,000 for the three months ended March 31, 2007. This increase is due to the $960,000 change in the fair value of the Warrants from December 31, 2007 to March 31, 2008. Other expense increased to $276,000 in the first three months of 2008 from $56,000 for the first three months of 2007 due primarily to increased foreign exchange losses.

For the three months ended March 31, 2008 there was no provision for income taxes from continuing operations as compared to a $51,000 provision for income taxes for the three months ended March 31, 2007, which relates to statutory tax filings of one of our international subsidiaries.

Loss from Discontinued Operations

As a result of the sale of our OEM Remote and Branded Products business segments, we have included in the Condensed Consolidated Financial Statements financial information presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets which requires us to present the sale of these assets on a discontinued operations basis. We recorded a net loss from discontinued operations, net of tax, for the three months ended March 31, 2007 of $1,078,000, or a $0.08 loss per share.

Liquidity and Capital Resources

Working capital decreased to $16.5 million at March 31, 2008 from $18.7 million at December 31, 2007. This $2.2 million decrease is due primarily to our $2.1 million loss from continuing operations.

Cash used in continuing operations was $3.5 million for the first three months of 2008 as compared to cash used in operations of $1.6 million in the first three months of 2007. This $1.9 million increase in cash used in continuing operations is due primarily to payments of accrued payroll and other accrued expenses. We spent $206,000 in the first three months of 2008 to purchase additional manufacturing and computer equipment compared to $97,000 in the first three months of 2007.

We made no payments on long-term debt and there were no proceeds from the exercise of employee and director stock options during the first three months ended March 31, 2008 and 2007.

On November 8, 2007, we executed an amended and restated loan and security agreement with Silicon Valley Bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the terms of this agreement, we have the ability to borrow against the line in amounts up to 80% of our eligible accounts receivable. At March 31, 2008 and March 31, 2007, we had drawn $0 and $2.5 million on the line of credit, respectively.

We currently have modest commitments for capital expenditures and no material purchase obligations.

In February 2007, we signed a new software licensing agreement with a company for the continued use of software in certain of our products. This agreement supersedes a previous agreement with the same software company and became effective April 1, 2007. The agreement provides for payments of $15 per set of software sold packaged with certain of our electronic signature pads. Minimum payments under the agreement are $300,000 per quarter, and quarterly minimum amounts are permitted to be carried forward and applied to future product shipments. The agreement allows for us to purchase the software from the software company at any time during the agreement, which is effective through September 30, 2011.

Our minimum long-term debt, licensing and operating lease obligations as of March 31, 2008 were as follows (in thousands):

	Total	Less Than 1 Year	2-3 Years	3-5 Years	More than 5 Years
Software license	$3,900	$1,200	$2,400	$300	$—
Operating lease obligations	854	414	440	—	—
Convertible notes and interest	6,017	400	5,617	—	—

Total	$10,771	$2,014	$8,457	$300	$—

The software license and operating lease obligation amounts may increase as we pursue our growth strategy, but the amount of any such growth will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position. The $5 million in Notes that we issued to existing investors in July 2007 accrue interest at 8% per annum, have a three year term and mature on July 19, 2010. Interest on the Notes is payable semi-annually, and the outstanding principal balance and all accrued and unpaid interest on the Notes is convertible into Common Stock at any time during the term of the Notes at the election of the note holder. If the Notes are not converted into Common Stock before maturity, the principal balance and all outstanding interest become immediately due and payable, in cash, at maturity.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed earlier in this Item 2 under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – Three Months Ended March 31, 2008 Compared to Three Months Ended September 30, 2006.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) a fee applies that is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy these criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through customer purchase order; and (4) assess creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for future transactions, such as a determination that collectibility was not reasonably assured, revenue could be adversely affected.

In our eTransactions business segment, a portion of our revenues are derived from the sale, service and support of software. Our software support revenues consist of post contract customer support and maintenance (“PCS”). Accordingly, when applicable, we recognize revenue by applying the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”.

When a eTransactions sales involve multiple elements or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for PCS. If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.

Disposal of Long Lived Assets. On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2006 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented. Certain assumptions were used in determining amounts being presented as assets held for sale and discontinued operations. These assumptions were based on an analysis and review of costs associated with operating the ongoing business subsequent to the asset sale as compared with costs of operations prior to the asset sale.

Accounts Receivable and Allowance for Doubtful Accounts. Our accounts receivable are unsecured and are at risk to the extent such amounts become uncollectible. We continually monitor individual account receivable balances and add to our allowance for doubtful accounts at the time collection becomes questionable based on payment performance or age of the receivable and other factors related to the customer’s ability to pay. We generally offer 30-day payment terms; however, some distributors in the divested Branded Products business segment and some of our Japanese OEM customers require as long as 120-day payment terms.

Inventory Reserve. At each balance sheet date we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecasted sales levels by product based on historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-down may be required and would be reflected in our cost of sales in the period the revision is made.

Valuation of Derivative Instruments. SFAS 133 requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations under the heading “Adjustments to Fair Value of Derivatives.” The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using lattice models.

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R , Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the three months ended March 31, 2008, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with total forfeitures for the three months ended March 31, 2008 totaling $82,000. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three months ended March 31, 2008 was $732,000. The effect on basic and diluted earnings per share for the three months ended March 31, 2008 was $(.05) per share. As of March 31, 2008, we have $1,075,000 of unrecognized stock-based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.41 years, of which $435,000 will be recognized in 2008.

Provision for Income Tax. As part of the process of preparing financial statements, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting For Income Taxes”, we are required to estimate income taxes in each jurisdiction in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying Consolidated Balance Sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation reserve. To the extent we establish a reserve or increase this reserve in a period, we must include an expense within the tax provision in the statements of operations.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax asset and liabilities and any valuation reserve recorded against net deferred tax assets. Management continually evaluates its deferred tax asset to determine whether it is likely that the deferred tax asset will be realized.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as other interest and expense in the statement of income.

Foreign Exchange Exposure. We have established relationships with non-U.S. OEM customers of our Specialty Components business segment. Certain of these recent customers have been based in Japan and approximately 19%, 6% and 3% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen, subjecting us to fluctuations in the yen/dollar exchange rate. From time to time, we use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded as revenue of our Specialty Components business segment. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

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

Sale of Assets. On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments for an aggregate cash purchase price of $11,500,000, subject to certain post-closing price adjustments. As a result of this sale, we have included in these consolidated financial statements financial information presented in accordance with SFAS144 which requires us to present the sale of these assets on a discontinued operations basis.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 2007. The adoption of this statement does not have a material effect on our financial conditions, its results of operations or its liquidity.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating SFAS 141R to understand the impact it may have on future consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating SFAS 160 to understand its impact it may have on future consolidated financial statements.

In January 2008, the SEC issued Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”) which amends Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 110 allows for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of expected term of so-called “plain vanilla” stock options accounted for under FAS 123R. SAB 110 amends SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The adoption of SAB 110 did not have a significant effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 , Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk. Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. When we do purchase foreign exchange forward and average rate option contracts, gains or losses are offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the three month periods ended March 31, 2008 and 2007, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the first three months of 2008, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying consolidated statements of operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of March 31, 2008, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure. Based on our overall interest rate exposure at March 31, 2008, a hypothetical 10% change in interest rates applied to our outstanding debt as of March 31, 2008, would have no material impact on earnings or cash flows over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by us is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to defend ourselves in a class action and a shareholder derivative action. Each of these proceedings alleges violations of federal and state securities laws. See Note 14 to the Financial Statements included in Item 1 of Part I of this Form 10-Q for more information about these legal proceedings and other legal maters concerning Interlink.

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

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of the errors caused by these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and as of March 31, 2008, we had identified no material weaknesses that remained to be remediated.

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

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

10.1	Letter Agreement by and between the Registrant and Charles C. Best, dated February 6, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2008).

10.2	Letter Agreement by and between the Registrant and Rodney G. Vesling, dated February 6, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Restricted Stock Grant Agreement by and between the Registrant and John A. Buckett, II, dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 17, 2008).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: May 15, 2008	/s/ Charles C. Best
Charles C. Best
Chief Financial Officer

Exhibit Index.

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

10.1	Letter Agreement by and between the Registrant and Charles C. Best, dated February 6, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2008).

10.2	Letter Agreement by and between the Registrant and Rodney G. Vesling, dated February 6, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Restricted Stock Grant Agreement by and between the Registrant and John A. Buckett, II, dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 17, 2008).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.