Form 10-Q
period 2008-06-30
INTERLINK ELECTRONICS INC
filed 2008-08-13
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock Outstanding, at August 7, 2008: 13,782,645

INTERLINK ELECTRONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,851	$12,659
Restricted cash	1,170	2,937
Accounts receivable, less allowance for doubtful accounts of $124 and $199 at June 30, 2008 and December 31, 2007, respectively	4,475	3,918
Inventories, net of reserves of $646 and $394 at June 30, 2008 and December 31, 2007, respectively	5,551	5,151
Prepaid expenses and other current assets	666	1,754
Assets held for sale	—	437

Total current assets	19,713	26,856
Property and equipment, net	1,026	999
Patents and trademarks, net	118	113
Other assets	451	364

Total assets	$21,308	$28,332

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,737	$1,600
Accrued payroll and related expenses	1,602	5,836
Deferred revenue	658	646
Liabilities related to assets held for sale	—	86

Total current liabilities	3,997	8,168
Convertible note, net of discounts of $1,141 and $1,415 at June 30, 2008 and December 31, 2007, respectively	3,706	3,413
Warrants and embedded derivatives	591	1,974

Total liabilities	8,294	13,555

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,774 and 13,749 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	59,329	58,463
Accumulated other comprehensive loss	(438)	(440)
Accumulated deficit	(45,877)	(43,246)

Total stockholders’ equity	13,014	14,777

Total liabilities and stockholders’ equity	$21,308	$28,332

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended June 30,			Six Month Period Ended June 30,
	2008		2007	2008		2007
Revenues		$6,713	$3,825		$12,482	$8,005
Cost of revenues (includes stock-based compensation of $16 and $133 for the three months ended June 30, 2008 and 2007, respectively and $77 and $311 for the six months ended June 30, 2008 and 2007, respectively)		3,616	2,510		7,446	4,887

Gross profit		3,097	1,315		5,036	3,118
Operating expenses:
Product development and research (includes stock-based compensation of $55 and $116 for the three months ended June 30, 2008 and 2007, respectively and $125 and $249 for the six months ended June 30, 2008 and 2007, respectively)		1,112	710		2,338	1,506
Selling, general and administrative (includes stock-based compensation of $44 and $276 for the three months ended June 30, 2008 and 2007, respectively and $645 and $581 for the six months ended June 30, 2008 and 2007, respectively)		2,957	2,351		6,377	4,742

Total operating expenses		4,069	3,061		8,715	6,248

Operating loss		(972)	(1,746)		(3,679)	(3,130)

Other income (expense):
Interest income		72	21		194	42
Interest expense		(238)	(45)		(475)	(49)

Total net interest expense		(166)	(24)		(281)	(7)

Other income		655	24		1,645	57
Other expense		(39)	(14)		(316)	(70)

Total net other income (expense)		616	10		1,329	(13)

Loss from continuing operations before provision for income taxes		(522)	(1,760)		(2,631)	(3,150)
Provision for income taxes expense		—	—		—	52

Loss from continuing operations, net of tax		(522)	(1,760)		(2,631)	(3,202)
Loss from discontinued operations, net of tax		—	(419)		—	(1,496)

Net loss		$(522)	$(2,179)		$(2,631)	$(4,698)

Loss per share from continuing operations, net of tax:
Basic and diluted		$(0.04)	$(0.13)		$(0.19)	$(0.23)

Loss per share on discontinued operations, net of tax:
Basic and diluted	$	(—)	$(0.03)	$	(—)	$(0.11)

Net loss per share:
Basic and diluted		$(0.04)	$(0.16)		$(0.19)	$(0.34)

Weighted average shares used for loss from continuing operations, net of tax:
Basic and diluted		13,764	13,749		13,757	13,749

Weighted average shares used for loss on discontinued operations, net of tax:
Basic and diluted		13,764	13,749		13,757	13,749

Weighted average shares used for net loss:
Basic and diluted		13,764	13,749		13,757	13,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six Month Period Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,631)	$(4,698)
Loss from discontinued operations, net of tax	—	(1,496)

Net loss from continuing operations	(2,631)	(3,202)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Reduction in allowance for doubtful accounts receivable	(75)	(23)
Increase in reserves for excess inventories	252	434
Stock-based compensation	847	1,769
Depreciation and amortization	264	119
Write off of patents and trademarks	—	39
Accretion of warrants	190	—
Amortization of discounts on notes and warrants	100	—
Adjustments to fair value of warrants and derivatives	(1,380)	—
Issuance of restricted stock	19	—
Changes in operating assets and liabilities:
Accounts receivable	(482)	858
Prepaid expenses and other current assets	1,088	(100)
Inventories	(652)	(739)
Other assets	(87)	1
Accounts payable and accrued liabilities	137	(1,529)
Deferred revenue	12	(641)
Accrued payroll and other accrued expenses	(4,234)	270

Net cash used in operating activities—continuing operations	(6,632)	(2,744)
Net cash provided from discontinued operations	351	525

Net cash used in operations	(6,281)	(2,219)

Cash flows from investing activities:
Sales of marketable securities, net	—	1,600
Purchases of property and equipment	(272)	(98)
Costs of patents and trademarks	(24)	(27)

Net cash provided by (used in) investing activities—continuing operations	(296)	1,475
Net cash provided by (used in) investing activities—discontinued operations	—	—

Net cash provided by (used in) investing activities	(296)	1,475

Cash flows from financing activities:
Restricted cash related to sale of assets	1,767	—
Short term borrowings	—	1,500
Principal payments on notes payable	—	(80)

Net cash provided by financing activities—continuing operations	1,767	1,420
Net cash provided by (used in) financing activities—discontinued operations	—	—

Net cash provided by financing activities	1,767	1,420

Effect of exchange rate changes on cash and cash equivalents	2	(37)
Increase (decrease) in cash and cash equivalents	(4,808)	639
Cash and cash equivalents:
Beginning of period	12,659	1,344

End of period	$7,851	$1,983

Supplemental disclosures of cash flow information:
Interest paid	$201	$48

Income taxes paid	$2	$53

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007, RESPECTIVELY AND AS OF JUNE 30, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of June 30, 2008, and for the three and six month periods ended June 30, 2008 and 2007, respectively, in the accompanying Condensed Consolidated Financial Statements is unaudited. Such information does, however, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments for an aggregate cash purchase price of $11,500,000, subject to certain post-closing price adjustments. In connection with the sale of these business segments, we paid legal and investment banking fees of $890,000. Please see Note 3 for additional information regarding this sale. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets, which requires us to present the sale of these assets on a discontinued operations basis. The balance sheets have been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale for all periods presented. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented.

2.	Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) a fee applies that is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy these criteria, we (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods and when risk of loss and title transfer; (3) confirm pricing through a customer purchase order; and (4) assess creditworthiness through past payment history, credit agency reports and other financial data. All customers have warranty rights and some customers also have explicit or implicit rights of return. We comply with Statement of Financial Accounting Standards No. 48 with respect to sell-through and returns and the related recording of reserves for potential customer returns. Should changes in conditions cause management to determine the revenue recognition criteria are not met for future transactions, such as a determination that collectibility was not reasonably assured, revenue could be adversely affected.

In our eTransactions business segment, a portion of our revenues are derived from the sale, service and support of software. Our software support revenues consist of post contract customer support and maintenance (“PCS”). Accordingly, when applicable, we recognize revenue by applying the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

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

Reserve for Estimated Product Returns. While not an explicit part of our terms and conditions of product sales, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our divested Branded Products business segment for similar products of equal value if these exchanges meet defined criteria. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of this data and in determining the estimated value of the returns reserve. If actual returns are greater than management’s estimate, revenues in the subsequent period will be adversely affected. Product returns and allowance as of June 30, 2008 and December 31, 2007 were $54,000 and $105,000, respectively.

Inventories. Inventories are stated at the lower of cost or market and include material, labor, and factory overhead. Cost is determined using the first in – first out cost method.

Inventory Reserve. At each balance sheet date we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecasted sales levels by product based on historical demand. We write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than internal projections, additional inventory write-downs may be required and would be reflected in our cost of sales in the period the revision is made.

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

Foreign Exchange Exposure. We have established relationships with non-U.S. OEM customers of our Specialty Components business segment. Certain of these customers have been based in Japan and approximately 19%, 6% and 3% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen, subjecting us to fluctuations in the yen/dollar exchange rate. From time to time, we use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded as revenue of our Specialty Components business segment. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”). In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three and six months ended June 30, 2008 and 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarter ended June 30, 2008 and 2007 were $115,000 and $793,000 respectively, with the effect on basic and diluted earnings per share of $(0.01) and $(0.06), respectively. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the six months ended June 30, 2008 and 2007 were $847,000 and $1,769,000 respectively, with the effect on basic and diluted earnings per share of $(0.06) and $(0.13), respectively. As of June 30, 2008, we have $1,402,000 of unrecognized stock-based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.08 years.

During the quarters and six months ended June 30, 2008 and 2007, we granted options to purchase 429,000 and 897,000 shares, respectively of our Common Stock at an average exercise price of $0.76 and $2.45, respectively, with estimated fair values of $250,000 and $1,272,000, respectively, of which $19,000 and $215,000 was recorded as of June 30, 2008 and 2007, respectively. No stock options were exercised during these periods. SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards to employees and directors on the date of grant using one of several option pricing models. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Stock-based compensation expense recognized in the statement of operations for the quarters and six months ended June 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and included compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with the presentation of prior period pro forma information. Because stock-based compensation expense recognized in the statement of operations for the quarters and six months ended June 30, 2008 was based on awards that vest over time, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarters ended June 30, 2008 and 2007, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with total forfeitures of $11,000 and $82,000, respectively. For the six months ended June 30, 2008 and 2007, forfeitures for employees were also calculated to be 12.34% and forfeitures for executives were estimated to be 3%, with total forfeitures of $95,000 and $114,000, respectively.

For the three and six months ended June 30, 2008 we recorded the following charges within our statement of operations for stock-based compensation: $16,000 and $77,000 in cost of sales, $55,000 and $125,000 in product development and research expenses, and $44,000 and $645,000 in selling, general and administrative expenses, respectively. For the three and six months ended June 30, 2007, we recorded the following charges within our statement of operations for stock-based compensation: $133,000 and $311,000 in cost of sales, $116,000 and $249,000 in product development and research expenses, $276,000 and $581,000 in selling, general and administrative expenses, and $268,000 and $628,000 of stock-based compensation is included in the loss from discontinued operations, net of tax, respectively. The $645,000 charge in selling, general and administrative expenses for the six months ended June 30, 2008 include $339,000 of charges related to a modification of certain stock options due to the acceleration of 164,000 stock options for our former CEO, who retired on January 4, 2008.

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

A summary of our non-vested options as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested as of December 31, 2007	1,003	$2.70
Granted	429	0.76
Vested	(346)	3.07
Forfeited or expired	(62)	2.26

Nonvested as of June 30, 2008	1,024	$2.09

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

3.	Discontinued Operations and Assets Held for Sale

As part of an overall strategy to focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments (the “Sale”) in August of 2007. The Sale has enabled us to advance our strategic business initiatives and allowed us to focus on the two business segments we feel have the greatest potential for long-term profitable growth: eTransactions and Specialty Components. The Sale was structured as an asset sale, and included the inventory, accounts receivable, fixed assets, intangibles, accounts payable, related intellectual property rights and other assets that constituted the operations of the divested units.

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

Income (loss) from discontinued operations, net of tax is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue from discontinued operations	$—	$4,181	$—	$8,886
Loss from discontinued operations before income tax benefit	—	(419)	—	$(1,496)
Income tax benefit, net of reserve	—	—	—	$—

Loss from discontinued operations	$—	$(419)	$—	$(1,496)

There were no amounts on the Condensed Consolidated Balance Sheets as of June 30, 2008 attributable to the discontinued operations related to the Sale. Amounts at December 31, 2007 attributable to the discontinued operations related to the Sale are as follows (in thousands):

December 31, 2007
Assets
Accounts receivable	$437

Assets held for sale	437
Liabilities
Accounts payable	(86)

Liabilities held for sale	(86)

Total net assets held for sale	$351

4.	Restricted Cash

As part of the Sale, we entered into an escrow agreement that required $1,400,000 of the purchase price to be put into an escrow account to provide for, among other things, a source of recovery for any amounts owing to the purchaser pursuant to indemnification and post-closing adjustment provisions of the asset purchase agreement. Of this amount, $250,000 was released in March 2008 according to the terms of the escrow agreement. As a result, $1,400,000 and $1,170,000 of this restricted cash remained on the balance sheet as of December 31, 2007 and June 30, 2008 respectively. 70% and 30% of the remaining $1,170,000, net of any disputed amounts, if any, will be released 12 months and 18 months from the date of the Sale, respectively. Additionally, $1,537,000 of cash was recorded as due to the acquiring company on December 31, 2007 for certain post closing activities, including the collection of certain purchased accounts receivables and payment of certain purchased accounts payables which resulted in a total of $2,937,000 in restricted cash as of December 31, 2007.

5.	Inventories

Net inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw material	$4,579	$4,277
Work in process	545	457
Finished goods	1,073	811
Reserve for excess and obsolete inventory	(646)	(394)

Total inventories	$5,551	$5,151

6.	Line of Credit

On November 8, 2007, we executed an amended and restated Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the terms of the Agreement, we have the ability to borrow against the line in amounts up to 80% of our eligible accounts receivable. At June 30, 2008 and June 30, 2007, we had drawn $0 and $1.5 million on the line of credit, respectively.

7.	Convertible Notes and Warrants

On July 19, 2007, we issued 8% convertible notes, in an aggregate principal amount of $5,000,000, and warrants exercisable for up to 1,984,125 shares of Common Stock in a private placement (the “Financing”) exempt from registration under Regulation D of the Securities Act, as amended. The notes mature on July 19, 2010, and some or all of the outstanding principal balance and unpaid interest may be converted into common stock at any time before the maturity date at a conversion price of $1.26 per share (subject to adjustment). Interest on the notes accrues and is payable semiannually on January 15th and July 15th of each year. The warrants expire on July 19, 2012, and may be exercised at any time prior to expiration on a cash or cashless basis at an exercise price of $1.51 per share (subject to adjustment). We received net proceeds of approximately $4,796,000 from the sale of the notes and warrants, which take into account estimated legal and other fees of $204,000 incurred in connection with the Financing.

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

In connection with the placement of the notes and warrants, we entered into a registration rights agreement with the selling securityholders under which we agreed to register with the Securities and Exchange Commission (the “SEC”) the common stock underlying the notes and warrants for resale to the public. The registration rights agreement requires us to pay the investors liquidated damages under certain circumstances, including if the registration statement covering the shares to be registered was not declared effective, except under specified conditions, on or prior to October 18, 2007. Such liquidated damages are calculated as 1.5% of the aggregate amount invested by each such investor for each 30-day period (or pro rata portion of such 30-day period) of such delinquency. One of the specified conditions in the registration rights agreement that precludes the accrual of liquidated damages (the “Damages Exception”) is an assertion by the SEC that the offering of some or all of the shares underlying the notes and warrants is not eligible to be made on a delayed or continuous basis pursuant to Rule 415 promulgated under the Securities Act. The SEC staff did raise the Rule 415 issue and, as a result, the registration statement was not declared effective until April 29, 2008. The investors previously sent us a letter demanding payment of liquidated damages as a result of the failure of effectiveness to occur by October 18. We are currently discussing the issue with the investors, including a possible reduction in the amount of liquidated damages otherwise payable under the registration rights agreement.

We evaluated the warrants under Emerging Issues Task Force Issue 00-19 (“EITF 00-19”) and determined that the warrants qualified for liability treatment and have recorded the warrants as a derivative liability under FAS 133. The initial fair value of the warrants was $1,146,000 which has been recorded with an offset to discount on the note payable. We determined that the conversion feature on the notes qualified for exemption from bifurcation and liability treatment as it is considered a conventional convertible instrument under EITF 00-19. We calculated a beneficial conversion feature, resulting in a discount of $480,000 at the time of the transaction and a value of $413,000 as of December 31, 2007. The value of the beneficial conversion feature, net of the discount at June 30, 2008, was $333,000.

The original values of the Parisian feature of the derivative liabilities for the notes and warrants were $6,000 and $12,000 respectively on July 19, 2007. These amounts are being amortized and charged as interest expense over the three-year term of the notes. In addition, the adjustment to fair value of these Parisian features will be made each reporting period. Accordingly, $27,000 of increased fair value for the derivative liability on the notes was recorded as interest charges for the six month period ended June 30, 2008 and $21,000 was recorded as interest income for the derivative liability on the warrants for the six month period ended June 30, 2008. Each of these amounts was included in the net fair value of the notes.

We amortize our discounts using the interest method, which resulted in an interest expense of $274,000 for the period from January 1, 2008 to June 30, 2008.

The warrants and embedded derivatives outstanding at June 30, 2008 were valued at fair value using a lattice fair value model, resulting in an net decrease in the fair value of the related liabilities for the six months ended June 30, 2008 of approximately $1,388,000, from $0.98 per warrant as of December 31, 2007 to $0.24 per warrant as of June 30, 2008. The change in value of the warrants was recorded in our statement of operations as a charge to net other income. Variables used to value the warrants as of June 30, 2008 are as follows:

June 30, 2008
Expected term (years)	4.0
Risk free interest rate	3.1%
Weighted Average Volatility	74.6%
Expected dividend yield	0%

The following table summarizes the activity of notes, warrants and discounts outstanding at June 30, 2008, (in thousands):

June 30, 2008
Notes at fair value, net of amortized origination costs	$4,847
Notes—derivative discounts, net	(808)
Notes—beneficial conversion feature discount, net	(333)

Net fair value of the Notes	3,706
Warrants and derivative liabilities—at fair value, net of accretion	591

Notes and warrants fair value	4,297

Less current portion	—

Notes and Warrants and embedded derivatives-long term	$4,297

8.	Stockholders Equity

On March 11, 2008 we entered into a restricted stock grant agreement with John A. Buckett, II, our Interim Chief Executive Officer, pursuant to which we granted Mr. Buckett 50,000 restricted shares of our Common Stock. The restricted shares will vest and be issued to Mr. Buckett, subject to his continued employment with us as our interim Chief Executive Officer, on regular monthly vesting dates through December 31, 2008. The value per share of any restricted shares issued to Mr. Buckett will be the market value per share of our Common Stock as of the applicable vesting date. As of June 30, 2008, 25,000 restricted shares had vested representing a value of $19,000, which is shown in the stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet.

9.	Stock Options

Under the terms of our 1996 Stock Incentive Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors may be granted non-qualified stock options. The aggregate number of shares of Common Stock for which options may be granted under the Plan is 7,250,000. New stock options are granted at fair market value on the date of grant and generally vest ratably over 24 or 36 months and have a ten-year term but terminate earlier if employment is terminated. As of June 30, 2008, options for 6,004,000 shares of Common Stock have been granted (3,103,000 are outstanding and 2,902,000 have been exercised, forfeited or expired) and 1,246,000 options were available for grant. Activity under the Plan for the first six months of 2008 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period – January 1, 2008	3,277	$4.40
Granted	429	0.76
Exercised	—	—
Forfeited or expired	(603)	3.09

Outstanding—end of period – June 30, 2008	3,103	$4.14

Exercisable—end of period – June 30, 2008	2,079	$5.15

The following table summarizes information about stock options outstanding as of June 30, 2008 (in thousands, except contractual life and exercise price per share information):

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.00 -1.39	405	9.75	0.77	14	0.77
$1.40 - 1.65	105	0.11	1.51	6	1.41
$2.25 - 2.80	803	1.44	2.53	356	2.60
$3.15 - $3.25	653	1.24	3.15	634	3.15
$5.49 - $5.70	348	1.00	5.69	301	5.69
$6.14 - $6.45	355	0.53	6.33	375	6.34
$7.54 - $7.98	18	0.04	7.71	18	7.71
$9.40 - $10.60	416	1.69	9.45	375	9.45

	3,103	2.31	$4.13	2,079	$5.15

There is no intrinsic value for the stock options outstanding and vested as of June 30, 2008.

10.	Income (Loss) Per Share

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

The following table contains information necessary to calculate loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding – basic	13,764	13,749	13,757	13,749
Effect of dilutive securities (employee/director stock options) (1)	—	—	—	—
Effect of convertible notes and warrants (1)	—	—	—	—

Weighted average shares – diluted	13,764	13,749	13,757	13,749

(1)

Due to the net loss for the three and six months ended June 30, 2008 and 2007, any diluted share calculation would be anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of 9.0 million and 4.3 million for 2007 and 2006, respectively, were excluded from the diluted share calculation because they were anti-dilutive.

11.	Comprehensive Loss

The following table provides the data required to calculate comprehensive loss (in thousands):

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2006	$(505)
Translation adjustment	(38)	$(38)
Net loss	—	(4,698)

Balance at June 30, 2007	$(543)	$(4,736)

Balance at December 31, 2007	$(440)
Translation adjustment	2	$2

Net loss		(2,631)

Balance at June 30, 2008	$(438)	$(2,629)

12.	Segment Information

After the Sale (described in Note 3) we have two remaining business segments: eTransactions and Specialty Components. We evaluate the performance of these segments based on their revenue and gross profit. We do not consistently allocate any other income, expenses or assets to these segments nor do we track revenue by product. Reportable segment information for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

Six Months Ended:	eTransactions	Specialty Components	Total
June 30, 2008
Revenue	$5,780	$6,702	$12,482
Gross profit	2,643	2,393	5,036
June 30, 2007
Revenue	$4,290	$3,715	$8,005
Gross profit	2,223	895	3,118

Geographic Information—We attribute revenues to different geographic areas on the basis of the location of the customer. Our revenues and long-lived assets by geographic area for the six months ended June 30, 2008 and 2007, respectively, are as follows (in thousands):

	Six Months Ended and as of June 30,
	2008		2007
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$6,334	$738	$3,705	$730
Japan	2,940	78	1,289	132
Asia (other than Japan)	1,216	328	1,134	380
Europe and other	1,992	—	1,877	—

	$12,482	$1,144	$8,005	$1,242

Major Customers— For the first six months of fiscal 2008 we had one customer representing more than 10% of total revenues. For the first six months of fiscal 2007 we did not have any customers represent more than 10% of total revenues. One customer accounted for 15% and one customer accounted for 16% of accounts receivable at June 30, 2008, while two different customers each accounted for 18% and 10% of the accounts receivable at June 30, 2007.

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

Legal Matters—On November 15, 2005, a class action alleging violations of the federal securities laws was filed against Interlink and two of our former officers in the United States District Court for the Central District of California. In connection with our announcement in November 2005 that we would restate certain of our prior financial results, plaintiffs in the action allege that Interlink’s financial and various other public statements made during the period from April 24, 2003 through November 1, 2005 were materially false and misleading when made. Plaintiffs have asserted claims under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

The Court appointed the current lead plaintiffs and lead counsel in November 2006 and subsequently entered an order staying any discovery in the action until motions to dismiss were adjudicated. In September 2007, the Court granted in part and denied in part the Company’s motion to dismiss the lead plaintiffs’ operative complaint. The lead plaintiffs filed an amended complaint in May 2008, which the Company has moved to dismiss in part. That motion to dismiss is currently pending. In June 2008, the Court entered a scheduling order instructing the parties to meet and confer regarding discovery.

On April 24, 2008, the parties participated in a mediation with Justice Howard B. Wiener (Retired) in Los Angeles. The parties were unable to reach resolution. In connection with the class action, we have recorded approximately $263,000 in expenses for 2006, $40,000 in expenses in 2007 and $5,000 in expenses to date in 2008. Because the class action is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

On January 24, 2006, a shareholder’s derivative action (now pending in the United States District Court for the Central District of California) was filed against several of Interlink’s former officers and directors, alleging the same or similar facts as those alleged in the class action. On January 9, 2007, the Court stayed the derivative action pending final adjudication of any motions to dismiss in the class action. In June 2008, after the Company in the class action filed a motion to dismiss plaintiffs’ operative complaint, the Court entered a scheduling order in the derivative action, instructing the parties to meet and confer regarding discovery. The parties have filed a stipulation with the Court, requesting that the Court continue to stay the derivative action until motions to dismiss in the class action are resolved. Because the derivative action is at a preliminary stage, it is not possible to predict with reasonable certainty the final outcome.

In connection with the class action and the derivative action, Interlink voluntarily contacted the SEC in 2006 to inform the SEC of both actions. The SEC responded with several inquiries, to which we responded promptly. On November 16, 2007, we were advised by letter from the SEC that it does not intend to recommend any enforcement action by the Commission. We have not received any further inquiries from the SEC. The SEC may, however, choose to resume its inquiries at any time.

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

Overview

We develop, manufacture, market and sell intuitive interface devices and components for a variety of business applications worldwide. We generate revenues from the sale of our hardware products, including pen input and signature pads and integrated cursor control. Some of these products, particularly our eTransactions products, incorporate software that we have developed internally or that we license from third parties.

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

The relative revenue and gross profit contributions of our continuing business segments is provided below in Results of Operations-Business Segment Overview – Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007.

Current Opportunities and Challenges

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August of 2007. The sale of these business segments has enabled us to advance our strategic business initiatives and allow us to focus on our eTransactions and Specialty Components business segments, which we feel have the greatest potential for long-term profitable growth. While the higher margins in our retained businesses are anticipated to result in improved cash flow by the end of fiscal 2008 and into the future, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. In this regard, we evaluate our cost structure on a regular basis and continue to make efforts to reduce fixed costs where appropriate. Our principal and ongoing challenge, therefore, is to grow our eTransactions and Specialty Components business segments to achieve the revenue levels, cost efficiencies and profitability that will sustain and justify our continued investments in these segments. Our ability to manage this challenge will define the level of our success over the next two to three years. Managing this challenge may also require further divestitures or other reorganizations to realize increased organizational efficiencies.

A considerable portion of our effort has been, and will continue to be, directed at emerging markets, such as our eTransactions market, where our success depends, in part, on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited or non-existent. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, consequently, our long-term performance.

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

Our revenues from continuing operations were $6.7 million and $12.4 million for the three and six months ended June 30, 2008, respectively, representing a 76% and 56% increase over the three and six months ended June 30, 2007, respectively. Our current projections show that revenue will continue to grow in both the eTransactions and Specialty Components business segments for the fiscal year ended December 31, 2008 when compared to the fiscal year ended December 31, 2007. If revenues grow as projected in 2008, operating expenses will experience a relatively lower growth rate, with the result that operating expenses, as a percentage of revenues, should decrease.

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

Business Segment Overview – Three and Six Months Ended June 30, 2008 Compared To Three and Six Months Ended June 30, 2007:

For the Three and Six Months Ended June 30, 2008 and 2007, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
Market Segment	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
eTransactions:
- Revenue	$3,450	51%	$2,159	56%	$5,780	46%	$4,290	54%
- Gross Profit	1,802		1,106		2,643		2,223
- Gross Profit % of segment Revenue	52%		51%		46%		52%
Specialty Components:
- Revenue	$3,263	49%	$1,666	44%	$6,702	54%	$3,715	46%
- Gross Profit	1,295		209		2,393		895
- Gross Profit % of Segment Revenue	40%		13%		36%		24%
All Segments:
- Revenue	$6,713	100%	$3,825	100%	$12,482	100%	$8,005	100%
- Gross Profit	3,097		1,315		5,036		3,118
- Gross Profit %	46%		34%		40%		39%

All Segments

Our revenues increased 76% in the second quarter of 2008 compared to the second quarter of 2007, attributable to a 60% and 96% increase in eTransactions and Specialty Components revenues, respectively. Our gross margin increased to 46% for the three months ended June 30, 2008 compared to 34% for the three months ended June 30, 2007, which was attributable to a 1% and 27% improvement in eTransactions and Specialty Components gross margins, respectively.

Our revenues increased 56% in the first six months of 2008 compared to the first six months of 2007, attributable to a 35% and 80% increase in eTransactions and Specialty Components revenues, respectively. Our gross margin increased to 40% for the six months ended June 30, 2008 compared to 39% for the six months ended June 30, 2007, which was attributable to a 12% improvement in Specialty Components gross margins, due to improved manufacturing efficiencies, offset by a 6% reduction in eTransactions due to higher unabsorbed manufacturing costs compared the first six months of 2007.

eTransactions

In our eTransactions segment, we sell electronic signature capture devices and, depending on the customer requirement, signature-capture software. We offer annual software maintenance agreements and hardware upgrade programs to our existing customers; however, historically we have not recorded significant revenues from those types of sales.

For the three and six months ended June 30, 2008, our revenues increased 60% and 35%, respectively compared to the three and six months ended June 30, 2007 primarily due to higher sales of our hardware products. eTransactions revenues will continue to see fluctuations in revenue growth from period to period based on the large revenue size of the transactions generated by this business segment. eTransactions gross profit margin for the three and six months ended June 30, 2008 was 52% and 46%, respectively, compared with 51% and 52% for the three and six months ended June 30, 2007.

Specialty Components

In our Specialty Components business, we sell our MicroNav™ products and custom Force Sensing Resistors (“FSR”) and FSR-based subassemblies to many types of customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty Components revenues for the three and six months ended June 30, 2008 increased 96% and 80%, respectively, compared to the three and six months ended June 30, 2007. The increase was primarily due to higher sales related to key customers added in the latter part of 2007. Specialty Component gross profit margin for the three and six months ended June 30, 2008 was 40% and 36%, respectively, compared to 13% and 24% for the three and six months ended June 30, 2007. As the Specialty Components business segment increases its revenues and operational efficiencies, scales its operations, reduces its manufacturing costs in the United States and builds its infrastructure in China, gross profit margin should continue to increase.

Operating Expenses From Continuing Operations

Operating expenses for the three months ended June 30, 2008 increased to $4,069,000, from $3,061,000 for the three months ended June 30, 2007. This $1,008,000 increase in operating expenses was primarily due to $606,000 in increased selling, general and administrative expenses and $402,000 in increased product development and research costs. In selling, general and administrative expenses, $692,000 was attributable to increased payroll and related costs, which included $288,000 in severance costs related to a reduction of employees in the second quarter of 2008, and an aggregate of $123,000 in increased consulting, bad debt expense and other general activities. These costs were offset by a decrease of $232,000 in non-cash compensation costs related to SFAS 123(R). Product development and research costs, which include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the research of our technologies, increased $402,000, from $710,000 for the three months ended June 30, 2007 to $1,112,000 for the three months ended June 30, 2008. This increase was due primarily to $484,000 in increased payroll and related costs, which included the realignment of certain personnel from manufacturing to product development, and $47,000 in increased patent legal fees, partially offset by a decrease of $61,000 in non-cash compensation costs related to SFAS 123(R).

Operating expenses for the six months ended June 30, 2008 increased to $8,715,000, from $6,248,000 for the six months ended June 30, 2007. This $2,467,000 increase in operating expenses was primarily due to $1,635,000 in increased selling, general and administrative expenses and $832,000 in increased product development and research costs. In selling, general and administrative expenses, $1,327,000 was attributable to increased payroll and related costs, including recruiting expenses, $149,000 in various general and administrative activities including repairs and maintenance, and travel and entertainment. We also had a decrease of $64,000 in non-cash compensation costs related to SFAS 123(R). Product development and research costs increased $832,000, from $1,506,000 for the six months ended June 30, 2007 to $2,338,000 for the six months ended June 30, 2008. This increase was due primarily to $826,000 in increased payroll and related costs, which, as discussed in the preceding paragraph, includes the realignment of personnel and increased professional services, and by $85,000 in increased patent legal fees. This was offset by $76,000 less in costs moved to cost of sales to align with service revenues and a decrease of $124,000 in non-cash compensation costs related to SFAS 123(R).

Net interest expense for the three months ended June 30, 2008 was $166,000, compared to $24,000 for the three months ended June 30, 2007. Net interest expense for the six months ended June 30, 2008 was $281,000 compared to $7,000 for the six months ended June 30, 2007. These increases in 2008 compared to 2007 were attributable to interest expenses related the $5,000,000 convertible notes we issued to existing shareholders in July 2007.

Net other income for the three months ended June 30, 2008 was $616,000, compared to $10,000 for the three months ended June 30, 2007. Net other income for the six months ended June 30, 2008 was $1,329,000, compared to a net other loss of $13,000 for the six months ended June 30, 2007. These increases were primarily attributable to the change in fair value calculations of the convertible notes and warrants from the beginning of the year to June 30, 2008.

Operating Results From Continuing Operations

The primary factors attributable to the $774,000 decrease in our operating loss from continuing operations, net of tax, to $972,000 for the three months ended June 30, 2008, from $1,746,000 for the three months ended June 30, 2007, were (i) a 76% increase in revenues attributable to growth in both business segments and (ii) an increase in gross margin from 34% to 46%, with both segments showing increases, each of which were offset by a $1,008,000 increase in operating expenses that was primarily related to payroll and associated costs.

The primary factors attributable to the $549,000 increase in our operating loss from continuing operations, net of tax, to $3,679,000 for the six months ended June 30, 2008, from $3,130,000 for the six months ended June 30, 2007 were (i) a 56% increase in revenues attributable to growth in both business segments and (ii) an increase in gross margin from 39% to 40%, each of which were offset by a $2,467,000 increase in operating expenses that was primarily related to payroll and associated costs.

For the three and six months ended June 30, 2008 and for the three months ended June 30, 2007, there was no provision for income taxes from continuing operations. We do have a $51,000 provision for income taxes for the six months ended June 30, 2007, which relates to statutory tax filings of our Hong Kong subsidiary.

Loss from Discontinued Operations

As a result of the sale of our OEM Remote and Branded Products business segments, we have included in the Condensed Consolidated Financial Statements financial information presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets which requires us to present the sale of these assets on a discontinued operations basis. We recorded a net loss from discontinued operations, net of tax, for the three and six months ended June 30, 2007 of $419,000 ($0.03 loss per share) and $1,496,000 ($0.11 loss per share), respectively.

Liquidity and Capital Resources

Our primary cash needs have been for working capital and general corporate purposes. Working capital decreased to $15.7 million at June 30, 2008 from $18.7 million at December 31, 2007. This $3.0 million decrease is due primarily to our $2.6 million loss from continuing operations.

Cash used in continuing operations was $6.6 million for the first six months of 2008 as compared to cash used in operations of $2.7 million in the first six months of 2007. This $4.0 million increase in cash used in continuing operations is due primarily to net payments made that were associated with the sale of assets in August 2007 and reflected in accrued payroll and other accrued expenses. We spent $272,000 in the first six months of 2008 to purchase additional manufacturing and computer equipment compared to $98,000 in the first six months of 2007.

There were no proceeds from the exercise of employee and director stock options during the six months ended June 30, 2008 and 2007. We made $48,000 in interest payments, $53,000 in income tax payments and $80,000 in principal payments on long-term debt during the first six months of 2007. We made no principal payments and incurred interest payments of $201,000 on the long term note payable during the first six months of 2008.

On November 8, 2007, we executed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the terms of the Security Agreement, we have the ability to borrow against the line in amounts up to 80% of our eligible accounts receivable. At June 30, 2008 and June 30, 2007, we had drawn $0 and $1.5 million on the line of credit, respectively.

We currently have modest commitments for capital expenditures and no material purchase obligations.

In February 2007, we signed a new software licensing agreement with a company for the continued use of software in certain of our products. This agreement supersedes a previous agreement with the same software company and became effective April 1, 2007. The agreement provides for payments of $15 per set of software sold packaged with certain of our electronic signature pads. Minimum payments under the agreement are $300,000 per quarter, and quarterly minimum amounts are permitted to be carried forward and applied to future product shipments. The agreement allows us to purchase the software from the software company at any time during the agreement, which is effective through September 30, 2011.

Our minimum long-term debt, licensing and operating lease obligations as of December 31, 2007 were as follows (in thousands):

	Total	Less Than 1 Year	2-3 Years	3-5 Years	More than 5 Years
Software license	$3,900	$1,200	$2,400	$300	$—
Operating lease obligations	854	414	440	—	—
Convertible notes and interest	6,017	400	5,617	—	—

Total	$10,771	$2,014	$8,457	$300	$—

The amounts attributable to our software license and operating lease obligation may increase as we pursue our growth strategy, but the size of any increase will depend on the particular requirements of any growth commitment, the availability and attractiveness of equity capital arrangements and our general liquidity position. The $5 million in convertible notes that we issued to existing investors in July 2007 accrue interest at 8% per annum, have a three year term and mature on July 19, 2010. Interest on the notes is payable semi-annually, and the outstanding principal balance and all accrued and unpaid interest is convertible into Common Stock at any time during the term of the notes at the election of the note holder. If the notes are not converted into Common Stock before maturity, the principal balance and all outstanding interest become immediately due and payable, in cash, at maturity.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed earlier in this Item 2 under the headings “Overview”, “Current Opportunities and Challenges” and “Business Segment Overview – three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007.” Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the three and six months ended June 30, 2008, forfeitures for employees were estimated to be 12.34% while forfeitures for executives were estimated to be 3%, with total forfeitures for the three and six months ended June 30, 2008 totaling $11,000 and $95,000, respectively. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and six months ended June 30, 2008 was $115,000 and 847,000 respectively. The effect on basic and diluted earnings per share for the three and six months ended June 30, 2008 was $(0.01) per share and $(.05) per share, respectively. As of June 30, 2008, we have $1,401,000 of unrecognized stock-based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.08 years, of which $326,000 will be recognized in the remaining six months of our 2008 fiscal year.

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

Foreign Exchange Exposure. We have established relationships with non-U.S. OEM customers of our Specialty Components business segment. Certain of these customers have been based in Japan and approximately 19%, 6% and 3% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, came from Japanese customers. Revenues from these customers are denominated in Japanese yen, subjecting us to fluctuations in the yen/dollar exchange rate. From time to time, we use foreign currency forward and average rate option contracts to hedge this exposure. We use revenue forecasts from our Japanese subsidiary to determine the amount of forward or option contracts to purchase and we attempt to enter into these contracts when we believe the yen value is relatively strong against the U.S. dollar. To the extent that our revenue forecast may be inaccurate or the timing of forecasting the yen’s strength is wrong, our actual hedge gains or losses may not necessarily correlate with the effect of foreign currency rate fluctuations on our revenues. We mark these contracts to market value and the gain or loss from these contracts is recorded as revenue of our Specialty Components business segment. These hedge transactions are classified as economic hedges and do not qualify for hedge accounting under SFAS 133. In addition, because our Japanese subsidiary’s functional currency is the yen, the translation of the net assets of that subsidiary into the consolidated results will fluctuate with the yen/dollar exchange rate.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 2007. The adoption of this statement does not have a material effect on our financial conditions, its results of operations or its liquidity.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating SFAS 141R to understand the impact it may have on future consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating SFAS 160 to understand its impact it may have on future consolidated financial statements.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 , Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

In May of 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The pronouncement mandates that the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval, which has not yet occurred. The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk. Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. When we do purchase foreign exchange forward and average rate option contracts, gains or losses are offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the three month periods ended June 30, 2008 and 2007, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the three month period ended June 30, 2008, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying Consolidated Statements of Operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of June 30, 2008, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure. Based on our overall international interest rate exposure at June 30, 2008, a hypothetical 10% change in interest rates applied to our international outstanding debt as of June 30, 2008, would have no material impact on earnings or cash flows over a one-year period.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by us is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

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

We continue to defend ourselves in a class action and a shareholder derivative action. Each of these proceedings alleges violations of federal and state securities laws. Note 14 to the Financial Statements included in Item 1 of Part I of this Form 10-Q, which is hereby incorporated by reference, contains additional information about these legal proceedings and other legal maters concerning Interlink.

Item 1(A).	Risk Factors

We have incurred net losses and negative cash flow from operations for the past five fiscal years and expect to experience future quarterly losses. Continued losses and negative cash flow would reduce our internal resources, limit our growth options, require additional cash infusions and could ultimately place our continued viability in question.

We have incurred losses and negative cash flow from operations in each of the previous five fiscal years. These losses resulted from various factors, including declining gross profit margins in our divested OEM Remotes business segment, increases in operating costs, increased compliance and regulatory costs, inventory reserve adjustments and internal investigation costs, some of which will continue to affect future results.

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

Our former President and Chief Executive Officer retired on January 4, 2008. Our ability to execute our business strategy may be impaired if we are unable to find and retain a new Chief Executive Officer with necessary skills and experience. The loss of the services of other key personnel, or if we are unable to recruit other qualified managers and key personnel in the future, may also impair our ability to operate effectively.

E. Michael Thoben, III, our former President and Chief Executive Officer, retired on January 4, 2008. Mr. Thoben had been with Interlink for the past seventeen years and has substantial experience with our business and technology. John Buckett, Chairman of the Board, has been appointed our interim Chief Executive Officer until a permanent replacement is found. Our Board of Directors is conducting a search for a replacement and is in discussions with a prospective new Chief Executive Officer. If we are unable to find a permanent replacement for Mr. Thoben with the combination of skills and industry experience necessary to execute our business plan and manage our company, our business may suffer. We also may incur significant costs in identifying, hiring, training and retaining Mr. Thoben’s permanent replacement.

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

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of the errors caused by these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and as of June 30, 2008, we had identified no material weaknesses that remained to be remediated.

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

At the Annual Meeting of Stockholders of the Company held on June 24, 2008, the holders of our outstanding Common Stock took actions described below. At April 28, 2008, the record date, 13,761,810 shares of Common Stock were outstanding and eligible to vote at the Annual Meeting of Stockholders.

The only matter submitted to the stockholders for a vote was the election of two nominees to serve as directors. By the votes indicated below, the stockholders voted to re-elect Messrs. George Gu and Lawrence S. Barker to the Board of Directors:

	George Gu	Lawrence S. Barker
Shares in favor:	9,858,756	10,223,946
Shares against:	—	—
Shares withheld:	512,810	147,620

E. Michael Thoben III did not stand for re-election as a director and his term as director expired at the close of the 2008 Annual Meeting of Stockholders. In addition to Messrs. Gu and Barker, Messrs. Edward Hamburg, Tom Thimot and John A. Buckett, II continued to serve as directors after the meeting.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

10.1	Change in Control Agreement by and between the Registrant and Rodney G. Vesling, dated April 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2008).

10.2	Change in Control Agreement by and between the Registrant and Rostamian Farhad, dated April 22, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINK ELECTRONICS, INC.

DATE: August 13, 2008	/s/ Charles C. Best
Charles C. Best
Chief Financial Officer

Exhibit Index.

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007).

10.1	Change in Control Agreement by and between the Registrant and Rodney G. Vesling, dated April 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 23, 2008).

10.2	Change in Control Agreement by and between the Registrant and Rostamian Farhad, dated April 22, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.