Form 10-Q
period 2008-09-30
INTERLINK ELECTRONICS INC
filed 2008-11-12
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Shares of Common Stock Outstanding, at November 10, 2008: 13,778,478

INTERLINK ELECTRONICS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PAR VALUE)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$9,092	$12,659
Restricted cash	368	2,937
Accounts receivable, less allowance for doubtful accounts of $66 and $199 at September 30, 2008 and December 31, 2007, respectively	4,316	3,918
Inventories, net of reserves of $612 and $394 at September 30, 2008 and December 31, 2007, respectively	5,590	5,151
Prepaid expenses and other current assets	543	1,754
Assets held for sale	—	437

Total current assets	19,909	26,856
Property and equipment, net	982	999
Intangibles, net	425	113
Other assets	237	364

Total assets	$21,553	$28,332

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,900	$1,600
Accrued payroll and other expenses	1,698	5,836
Deferred revenue	537	646
Liabilities related to assets held for sale	—	86

Total current liabilities	4,135	8,168
Convertible note, net of discounts of $1,004 and $1,415 at September 30, 2008 and December 31, 2007, respectively	3,839	3,413
Warrants and embedded derivatives	379	1,974

Total liabilities	8,353	13,555

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value (100 shares authorized, none issued and outstanding)	—	—
Common stock, $0.00001 par value (50,000 shares authorized, 13,778 and 13,749 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	59,478	58,463
Accumulated other comprehensive loss	(523)	(440)
Accumulated deficit	(45,755)	(43,246)

Total stockholders’ equity	13,200	14,777

Total liabilities and stockholders’ equity	$21,553	$28,332

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2008	2007	2008	2007
Revenues, net	$7,219	$4,660	$19,701	$12,665
Cost of revenues (includes stock-based compensation of $20 and $133 for the three months ended September 30, 2008 and 2007, respectively, and $97 and $444 for the nine months ended September 30, 2008 and 2007, respectively)	4,082	3,610	11,528	8,497

Gross profit	3,137	1,050	8,173	4,168
Operating expenses:
Product development and research (includes stock-based compensation of $45 and $131 for the three months ended September 30, 2008 and 2007, respectively, and $169 and $380 for the nine months ended September 30, 2008 and 2007, respectively)	983	730	3,322	2,236
Selling, general and administrative (includes stock-based compensation of $79 and $365 for the three months ended September 30, 2008 and 2007, respectively, and $725 and $946 for the nine months ended September 30, 2008 and 2007, respectively)	2,181	3,504	8,558	8,246

Total operating expenses	3,164	4,234	11,880	10,482

Operating loss	(27)	(3,184)	(3,707)	(6,314)

Other income (expense):
Interest income	49	74	243	115
Interest expense	(245)	(312)	(719)	(357)

Total net interest expense	(196)	(238)	(476)	(242)

Other income	373	8	1,862	59
Other expense	(29)	(697)	(188)	(764)

Total net other income (expense)	344	(689)	1,674	(705)

Income (loss) from continuing operations before provision for income taxes	121	(4,111)	(2,509)	(7,261)
Provision for income taxes	—	—	—	52

Income (loss) from continuing operations, net of tax	121	(4,111)	(2,509)	(7,313)
Loss from discontinued operations, net of tax	—	(461)	—	(1,957)
Gain on sale of assets, net of tax	—	6,210	—	6,210
Net income (loss)	$121	$1,638	$(2,509)	$(3,060)

Income (loss) per share from continuing operations, net of tax:
Basic and diluted	$0.01	$(0.30)	$(0.18)	$(0.53)

Loss per share on discontinued operations, net of tax:
Basic and diluted	$—	$(0.03)	$—	$(0.14)

Gain per share on sale of assets, net of tax:
Basic	$—	$0.45	$—	$0.45

Diluted	$—	$0.44	$—	$0.43

Net income (loss) per share:
Basic and diluted	$0.01	$0.12	$(0.18)	$(0.22)

Weighted average shares used for income (loss) from continuing operations, net of tax:
Basic and diluted	13,777	13,749	13,762	13,749

Weighted average shares used for loss on discontinued operations, net of tax:
Basic and diluted	—	13,749	—	13,749

Weighted average shares used for gain on sale of assets, net of tax:
Basic	—	13,749	—	13,749

Diluted	—	14,099	—	14,343

Weighted average shares used for net income (loss):
Basic	13,777	13,749	13,762	13,749

Diluted	13,777	14,099	13,762	13,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine Month Period Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,509)	$(3,060)
Loss from discontinued operations, net of tax	—	(1,957)
Gain on sale of assets, net of tax	—	6,210

Net loss from continuing operations	(2,509)	(7,313)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Provision for (reversal of) allowance for doubtful accounts receivable	2	(14)
Increase (decrease) in reserves for excess inventories	218	(1,380)
Stock-based compensation	991	2,567
Depreciation and amortization	408	412
Write off of intangibles	—	39
Accretion of warrants	290	—
Warrants issued with convertible notes	—	1,146
Beneficial conversion feature	—	479
Amortization of discounts on notes and warrants	170	78
Adjustments to fair value of warrants and derivatives	(1,629)	(860)
Issuance of restricted stock	24	—
Changes in operating assets and liabilities:
Accounts receivable	(400)	(623)
Prepaid expenses and other current assets	1,211	(697)
Inventories	(657)	1,778
Other assets	127	(109)
Accounts payable and accrued liabilities	300	(1,449)
Deferred revenue	(109)	(468)
Accrued payroll and other accrued expenses	(4,138)	898

Net cash used in operating activities—continuing operations	(5,701)	(5,516)
Net cash provided from discontinued operations	351	2,190

Net cash used in operations	(5,350)	(3,326)

Cash flows from investing activities:
Sales of marketable securities, net	—	1,600
Purchases of property and equipment	(361)	(271)
Costs of intangibles	(342)	(20)

Net cash provided by (used in) investing activities	(703)	1,309

Cash flows from financing activities:
Proceeds from convertible note, net	—	4,923
Restricted cash related to sale of assets	2,569	—
Principal payments on notes payable	—	(74)

Net cash provided by financing activities—continuing operations	2,569	4,849
Net cash provided by financing activities—discontinued operations	—	10,630

Net cash provided by financing activities	2,569	15,479

Effect of exchange rate changes on cash and cash equivalents	(83)	79
Increase (decrease) in cash and cash equivalents	(3,567)	13,541
Cash and cash equivalents:
Beginning of period	12,659	1,344

End of period	$9,092	$14,885

Supplemental disclosures of cash flow information:
Interest paid	$401	$58

Income taxes paid	$2	$53

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007, RESPECTIVELY, AND AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

1.	Basis of Presentation of Interim Financial Data

The financial information as of September 30, 2008, and for the three and nine month periods ended September 30, 2008 and 2007, respectively, in the accompanying Condensed Consolidated Financial Statements is unaudited. Such information does, however, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

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

Reserve for Estimated Product Returns. While not an explicit part of our terms and conditions of product sales, we do, on a discretionary basis, grant product exchanges for our distribution and reseller customers in our divested Branded Products business segment for similar products of equal value if these exchanges meet defined criteria. We estimate future product returns based on recent return history, inventory status and product “sell-through” statistics received from our major distributors, discussions regarding product sales activity with our major reseller customers, and current industry product and technology trends. Management judgment is required in evaluating the relative significance of this data and in determining the estimated value of the returns reserve. If actual returns are greater than management’s estimate, revenues in the subsequent period will be adversely affected. Product returns and allowance as of September 30, 2008 and December 31, 2007 were $51,000 and $105,000, respectively.

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

Interest and penalties associated with unrecognized tax benefits are classified as “interest and other expense” in the statement of operations.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three and nine months ended September 30, 2008 and 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the quarter ended September 30, 2008 and 2007 were $144,000 and $797,000, respectively, with the effect on basic and diluted earnings per share of $(0.01) and $(0.06), respectively. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the nine months ended September 30, 2008 and 2007 were $991,000 and $2,567,000 respectively, with the effect on basic and diluted earnings per share of $(0.07) and

$(0.19), respectively. As of September 30, 2008, we have $975,000 of unrecognized stock-based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.72 years.

During the nine months ended September 30, 2008, we granted options to purchase 429,000 shares of our Common Stock at an average exercise price of $0.76. The estimated fair values of all awards granted during the nine months ended September 30, 2008 was $250,000 of which $38,000 was recorded as of September 30, 2008. We did not grant any stock options during the three month period ended September 30, 2008. During the quarter and nine months ended September 30, 2007, we granted options to purchase 45,000 and 942,000 shares of our Common Stock at an average exercise price of $1.65 and $2.41 respectively. The estimated fair values of all awards granted during the quarter and nine months ended September 30, 2007 was $52,000 and $1,324,000, respectively of which $434,000 was recorded as of September 30, 2007. No stock options were exercised during these periods.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards to employees and directors on the date of grant using one of several option pricing models. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Stock-based compensation expense recognized in the statement of operations for the quarters and nine months ended September 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and included compensation expense for the stock-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with the presentation of prior period pro forma information. Because stock-based compensation expense recognized in the statement of operations for the quarter and nine months ended September 30, 2008 was based on awards that vest over time, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarters ended September 30, 2008 and 2007, forfeitures for employees were calculated to be 12.34% while forfeitures for executives were estimated to be 3%, with total forfeitures of $174,000 and $81,000, respectively. For the nine months ended September 30, 2008 and 2007, forfeitures for employees were also calculated to be 12.34% and forfeitures for executives were estimated to be 3%, with total forfeitures of $268,000 and $195,000, respectively.

For the three and nine months ended September 30, 2008 we recorded the following charges within our statement of operations for stock-based compensation: $20,000 and $97,000 in cost of sales, $45,000 and $169,000 in product development and research expenses, and $79,000 and $725,000 in selling, general and administrative expenses. For the three and nine months ended September 30, 2007, we recorded the following charges within our statement of operations for stock-based compensation: $133,000 and $444,000 in cost of sales, $131,000 and $380,000 in product development and research expenses, $365,000 and $946,000 in selling, general and administrative expenses, and $169,000 and $797,000 of stock-based compensation is included in the loss from discontinued operations, net of tax, respectively. The $725,000 charge in selling, general and administrative expenses for the nine months ended September 30, 2008 include $339,000 of charges related to a modification of certain stock options due to the acceleration of 164,000 stock options held by our former CEO, who retired on January 4, 2008.

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

A summary of our non-vested shares as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

	Options	Wgt. Avg. Exercise Price
Nonvested as of December 31, 2007	1,003	$2.70
Granted	429	0.76
Vested	(144)	5.26
Forfeited or expired	(496)	4.46

Nonvested as of September 30, 2008	792	$1.57

We have adopted the simplified method provided in SFAS 123(R) for calculating the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123®. We have not recognized excess tax benefits related to employee stock-based compensation and, therefore, do not currently have an APIC pool.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Income (loss) from discontinued operations, net of tax is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue from discontinued operations	$—	$2,308	$—	$11,194
Loss from discontinued operations before income tax benefit	—	(461)	—	$(1,957)
Income tax benefit, net of reserve	—	—	—	$—

Loss from discontinued operations	$—	$(461)	$—	$(1,957)

There were no amounts on the Condensed Consolidated Balance Sheets as of September 30, 2008 attributable to the discontinued operations related to the Sale. Amounts at December 31, 2007 attributable to the discontinued operations related to the Sale are as follows (in thousands):

December 31, 2007
Assets
Accounts receivable	$437

Assets held for sale	437
Liabilities
Accounts payable	(86)

Liabilities held for sale	(86)

Total net assets held for sale	$351

4.	Restricted Cash

As part of the Sale, we entered into an escrow agreement that required $1,400,000 of the purchase price to be put into an escrow account to provide for, among other things, a source of recovery for any amounts owing to the purchaser pursuant to indemnification and post-closing adjustment provisions of the asset purchase agreement. Of this amount, $250,000 was released in March 2008 and $805,000 was released in September 2008 according to the terms of the escrow agreement. As a result, $1,400,000 and $368,000 of this restricted cash remained on the balance sheet as of December 31, 2007 and September 30, 2008 respectively. This remaining $368,000, net of any disputed amounts, if any, will be released in February 2009. Additionally, $1,537,000 of cash was recorded as due to the acquiring company on December 31, 2007 for certain post closing activities, including the collection of certain purchased accounts receivables and payment of certain purchased accounts payables, that resulted in a total of $2,937,000 of restricted cash as of December 31, 2007.

5.	Inventories

Net inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw material	$4,539	$4,277
Work in process	802	457
Finished goods	861	811
Reserve for excess and obsolete inventory	(612)	(394)

Total inventories	$5,590	$5,151

6.	Line of Credit

On November 8, 2007, we executed an amended and restated Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the terms of the Agreement, we have the ability to borrow against the line in amounts up to 80% of our eligible accounts receivable. At September 30, 2008 and September 30, 2007, we had not drawn on the line of credit.

7.	Convertible Notes and Warrants

On July 19, 2007, we issued 8% convertible notes, in an aggregate principal amount of $5,000,000, and warrants exercisable for up to 1,984,125 shares of Common Stock in a private placement (the “Financing”) exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The notes mature on July 19, 2010, and some or all of the outstanding principal balance and unpaid interest may be converted into common stock at any time before the maturity date at a conversion price of $1.26 per share (subject to adjustment). Interest on the notes accrues and is payable semiannually on January 15th and July 15th of each year. The warrants expire on July 19, 2012, and may be exercised at any time prior to expiration on a cash or cashless basis at an exercise price of $1.51 per share (subject to adjustment). We received net proceeds of approximately $4,769,000 from the sale of the notes and warrants, which take into account estimated legal and other fees of $231,000 incurred in connection with the Financing.

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

In connection with the placement of the notes and warrants, we entered into a registration rights agreement with the selling securityholders under which we agreed to register with the Securities and Exchange Commission (the “SEC”) the common stock underlying the notes and warrants for resale to the public. The registration rights agreement requires us to pay the investors liquidated damages under certain circumstances, including if the registration statement covering the shares to be registered was not declared effective, except under specified conditions, on or prior to October 18, 2007. Such liquidated damages are calculated as 1.5% of the aggregate amount invested by each such investor for each 30-day period (or pro rata portion of such 30-day period) of such delinquency. One of the specified conditions in the registration rights agreement that precludes the accrual of liquidated damages (the “Damages Exception”) is an assertion by the SEC that the offering of some or all of the shares underlying the Notes and Warrants is not eligible to be made on a delayed or continuous basis pursuant to Rule 415 promulgated under the Securities Act. The SEC staff did raise the Rule 415 issue and, as a result, the registration statement was not declared effective until April 29, 2008. Several investors have sent us letters demanding payment of liquidated damages as a result of the failure of effectiveness to occur by October 18, 2007. We are currently discussing the issue with these investors, including a possible settlement of the issue through, among other avenues, a cash payment to these investors.

We evaluated the warrants under Emerging Issues Task Force Issue 00-19 (“EITF 00-19”) and determined that the warrants qualified for liability treatment and have recorded the warrants as a derivative liability under FAS 133. The initial fair value of the warrants was $1,146,000 which has been recorded with an offset to discount on the note payable. We determined that the conversion feature on the notes qualified for exemption from bifurcation and liability treatment as it is considered a conventional convertible instrument under EITF 00-19. We calculated a beneficial conversion feature, resulting in a discount of $479,000 at the time of the transaction and a value of $413,000 as of December 31, 2007. The value of the beneficial conversion feature, net of the discount at September 30, 2008, was $293,000.

The original values of the Parisian feature of the derivative liabilities for the notes and warrants were $6,000 and $12,000 respectively on July 19, 2007. These amounts are being amortized and charged as interest expense over the three-year term of the notes. In addition, the adjustment to fair value of these Parisian features will be made each reporting period. Accordingly, $5,000 of decreased fair value for the derivative liability on the notes was recorded as interest income for the nine month period ended September 30, 2008 and $50,000 was recorded as interest income for the derivative liability on the warrants for the nine month period ended September 30, 2008. Each of these amounts was included in the net fair value of the Notes.

We amortize our discounts using the interest method, which resulted in an interest expense of $411,000 for the period from January 1, 2008 to September 30, 2008.

The warrants and embedded derivatives outstanding at September 30, 2008 were valued at fair value using a lattice fair value model, resulting in an net decrease in the fair value of the related liabilities for the nine months ended September 30, 2008 of approximately $1,595,000, from $0.98 per warrant as of December 31, 2007 to $0.19 per warrant as of September 30, 2008. The change in value of the warrants was recorded in our statement of operations as a charge to net other income. Variables used to value the warrants as of September 30, 2008 are as follows:

September 30, 2008
Expected term (years)	3.7
Risk free interest rate	2.5%
Weighted Average Volatility	89.6%
Expected dividend yield	0%

The following table summarizes the activity of notes, warrants and discounts outstanding at September 30, 2008, (in thousands):

September 30, 2008
Notes at fair value, net of amortized origination costs	$4,843
Notes—derivative discounts, net	(711)
Notes—beneficial conversion feature discount, net	(293)

Net fair value of the Notes	3,839
Warrants and derivative liabilities—at fair value, net of accretion	379

Notes and warrants fair value	4,218

Less current portion	—

Notes and Warrants and embedded derivatives-long term	$4,218

8.	Stockholders Equity

On March 11, 2008 we entered into a restricted stock grant agreement with John A. Buckett, II, our interim Chief Executive Officer, pursuant to which we granted Mr. Buckett 50,000 restricted shares of our Common Stock. The restricted shares vested and were issued to Mr. Buckett subject to his continued employment with us as our interim Chief Executive Officer, on regular monthly vesting dates through December 31, 2008. The value per share of any restricted shares issued to Mr. Buckett was the market value per share of our Common Stock on the applicable vesting date. Mr. Buckett terminated his tenure as interim Chief Executive Officer on August 13, 2008. Accordingly, 29,168 of the 50,000 restricted shares vested and the remaining 20,832 shares were forfeited. The 29,168 vested shares represented a value of $24,000, which is reflected within “Common Stock” in the accompanying Condensed Consolidated Balance Sheet.

9.	Stock Options

Under the terms of our 1996 Stock Incentive Plan, officers and key employees may be granted non-qualified or incentive stock options and outside directors and independent contractors may be granted non-qualified stock options. The aggregate number of shares which may be issued under the Plan is 7,250,000. New options are granted at fair market value on the date of grant and generally vest ratably over 36 months and have a ten-year term but terminate earlier if employment is terminated. As of September 30, 2008, options for 5,713,000 shares of stock have been granted (2,879,000 are outstanding and 2,834,000 have been exercised, forfeited or expired) and 1,537,000 options were available for grant. Activity under the Plan for the first nine months of 2008 is summarized as follows (in thousands, except per share information):

	Options	Wgt. Avg. Exercise Price
Outstanding—beginning of period – January 1, 2008	3,277	$4.40
Granted	429	0.76
Exercised	—	—
Forfeited or expired	(827)	2.62

Outstanding—end of period – September 30, 2008	2,879	$4.07

Exercisable—end of period – September 30, 2008	2,087	$5.01

The following table summarizes information about stock options outstanding as of September 30, 2008 (in thousands, except contractual life and exercise price per share information):

	Employee Options Outstanding			Employee Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.00 - $1.39	393	9.53	$0.77	23	$0.77
$1.40 - $1.65	105	9.06	1.51	31	1.53
$2.25 - $2.80	765	8.31	2.53	418	2.60
$3.15 - $3.25	586	7.43	3.15	586	3.15
$5.49 - $5.70	328	6.66	5.69	328	5.69
$6.14 - $6.45	324	5.54	6.36	324	6.36
$7.54 - $7.98	18	5.70	7.71	18	7.71
$9.40 - $10.60	359	5.72	9.44	359	9.44

	2,878	6.93	$4.07	2,087	$5.01

There is no intrinsic value for the stock options outstanding and vested as of September 30, 2008.

10.	Income (Loss) Per Share

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

The following table contains information necessary to calculate loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding – basic	13,777	13,749	13,762	13,749
Effect of dilutive securities (employee/director stock options) (1)	—	—	—	—
Effect of convertible notes and warrants (1)	—	350	—	594

Weighted average shares – diluted	13,777	14,099	13,762	14,343

(1)

Due to the net loss for the nine months ended September 30, 2008 any diluted share calculation would be anti-dilutive. Thus, the basic weighted average shares were used and shares of common stock equivalents of 8.8 million were excluded from the diluted share calculation because they were anti-dilutive. During the three and nine months ended September 30, 2008, there were no common stock equivalents that were additive to the basic common shares outstanding as our average stock price during this period was lower than the conversion price of all common stock equivalents. For the three months ended September 30, 2007, $81,000 of interest expenses related to the convertible notes and warrants was added back to net income to calculate the diluted per share amount as required under Financial Accounting Standard 128 – Earnings Per Share

11.	Comprehensive Loss

The following table provides the data required to calculate comprehensive loss (in thousands):

	Accumulated Other Comprehensive Loss	Comprehensive Loss
Balance at December 31, 2006	$(505)
Translation adjustment	80	$80
Net loss	—	(3,060)

Balance at September 30, 2007	$(425)	$(2,980)

Balance at December 31, 2007	$(440)
Translation adjustment	(83)	$(83)

Net loss		(2,509)

Balance at September 30, 2008	$(523)	$(2,592)

12.	Segment Information

After the Sale (described in Note 3) we have two remaining business segments: eTransactions and Specialty Components. We evaluate the performance of these segments based on their revenue and gross profit. We do not consistently allocate any other income, expenses or assets to these segments nor do we track revenue by product. Reportable segment information for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

Nine Months Ended:	eTransactions	Specialty Components	Total
September 30, 2008
Revenue	$9,082	$10,619	$19,701
Gross profit	4,234	3,939	8,173
September 30, 2007
Revenue	$6,324	$6,341	$12,665
Gross profit	3,224	944	4,168

Geographic Information—We attribute revenues to different geographic areas on the basis of the location of the customer. Our revenues and long-lived assets by geographic area for the nine months ended September 30, 2008 and 2007, respectively, are as follows (in thousands):

	Nine Months Ended and as of September 30,
	2008		2007
	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$10,090	$1,082	$6,380	$629
Japan	3,976	42	1,698	120
Asia (other than Japan)	3,076	283	2,288	363
Europe and other	2,559	—	2,299	—

	$19,701	$1,407	$12,665	$1,112

Major Customers— For the first nine months of fiscal 2008 we had two different customers that represent more than 10% of total revenues. For the first nine months of fiscal 2007 we did not have any customers represent more than 10% of total revenues. One customer accounted for 28% and one customer accounted for 16% of accounts receivable at September 30, 2008, while two different customers each accounted for 27% and 19% of the accounts receivable at September 30, 2007.

Major Suppliers—We buy some dies and adhesives that are used in various products from single source suppliers. Due to a limited number of suppliers for these items, a sudden change to a different supplier could cause delays in manufacturing.

13.	Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As a result of the implementation of Interpretation No. 48, we did not recognize any increase in the liability for unrecognized tax benefits. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Legal Matters—On November 15, 2005, a class action alleging violations of the federal securities laws was filed against Interlink and two of our former officers in the United States District Court for the Central District of California. In connection with our announcement in November 2005 that we would restate certain of our prior financial results, plaintiffs in the action allege that Interlinks financial and various other public statements made during the period from April 24, 2003 through November 1, 2005 were materially false and misleading when made. Plaintiffs have asserted claims under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

The Court appointed lead plaintiffs and lead counsel in November 2006 and subsequently entered an order staying any discovery in the action until motions to dismiss were adjudicated in accordance with the discovery stay provisions of the Private Securities Litigation Reform Act of 1995. In September 2007, the Court granted in part and denied in part the Company’s motion to dismiss the lead plaintiffs’ operative complaint. On April 24, 2008, the parties participated in a mediation with Justice Howard B. Wiener (Retired) in Los Angeles and were unable to reach resolution. The lead plaintiffs filed an amended complaint in May 2008, which the Company subsequently moved to dismiss in part. On October 6, 2008, the Court denied the Company’s motion to dismiss, and on October 22, 2008 the Company filed an answer.

On January 24, 2006, a shareholder’s derivative action (now pending in the United States District Court for the Central District of California) was filed against several of Interlinks former officers and directors, alleging the same or similar facts as those alleged in the class action. On January 9, 2007, the Court stayed the derivative action pending final adjudication of any motions to dismiss in the class action. On November 6, 2008, the Court issued a 60 day order extending the stay.

Throughout the actions, the Company has continued to negotiate with both the class action and derivative action plaintiffs to reach a settlement. The Company believes that, in each action, the parties have reached agreement in principle as to the terms of a settlement. As a result, the parties are currently negotiating definitive settlement agreements. Settlement agreements approved by the parties are subject to final approval by the Court. Although the parties are currently negotiating definitive settlement agreements, we cannot assure you that the parties will be able to agree on a definitive agreement, that the Court will approve any settlement agreement, or that any or all the terms of any settlement agreement will be favorable to the Company. If the actions are not settled by agreement of the parties, there is no assurance that the ultimate resolution of the actions will not result in a material adverse effect on our business, financial condition or results of operations. In connection with the class action and derivative action, we have recorded approximately $263,000 in expenses in 2006, $40,000 in expenses in 2007 and $5,000 in expenses to date in 2008.

Interlink voluntarily contacted the SEC in 2006 to inform it of the class action and derivative action. The SEC responded with several inquiries, to which we responded promptly. We were advised by letter from the SEC on November 16, 2007 that it did not intend to recommend any enforcement action. We have not received any further inquiries from the SEC, though it may resume its inquiries at any time.

In addition to the matters identified above, from time to time, Interlink is involved in various legal actions that arise in the ordinary course of business.

15.	Subsequent event

On October 22, 2008, we announced to employees that we plan to implement a restructuring plan to increase organizational efficiencies and lower the Company’s overall cost structure. The restructuring plan calls for the transfer of a significant portion of the Company’s United States manufacturing operations, currently located in Camarillo, California, to Shenzen, China. In connection with the restructuring, we anticipate eliminating approximately 40 manufacturing related positions in Camarillo between January and June 2009.

In connection with the restructuring and from January 2009 through June 2009, the Company expects to incur material charges and cash expenditures in the range of (a) $350,000 to $570,000 for retention and severance related costs and (b) $100,000 to $150,000 for the purchase of capital equipment and other operational costs incurred during the transition.

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

The relative revenue and gross profit contributions of our continuing business segments is provided below in Results of Operations-Business Segment Overview – Three and nine months Ended September 30, 2008 Compared to Three and nine months Ended September 30, 2007.

Current Challenges

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August 2007. The sale of these business segments has enabled us to advance our strategic business initiatives and allow us to focus on our eTransactions and Specialty Components business segments, which we feel have the greatest potential for long-term profitable growth. While we expect the higher margins in our retained businesses to result in improved cash flow in the future, we support a constant level of fixed general and administrative expenses with a revenue base that has been reduced by half, which is likely to result in continued net losses and may affect our ability to generate positive cash flow. Our principal and ongoing challenge, therefore, is to grow our existing business segments, while reducing fixed costs and increasing organizational efficiencies, to increase revenues and profitability. If we do not succeed in growing revenues and reducing costs, we may consider further divestitures or entering into strategic relationships.

Management must balance our investment in new technology, product development and marketing initiatives against the objective of steady earnings growth. A decision to make a significant investment in a new technology, product or marketing effort may have a short-to-medium term negative impact on cash and earnings even if the investment proves to be justified. We may make investments in new business opportunities that will increase operating costs, decrease margins and negatively impact earnings until the investment produces significant revenue growth.

A considerable portion of our effort has been, and continues to be, directed at emerging markets such as our eTransactions market where our success depends, in part, on our ability to accurately forecast the nature, amount and timing of market requirements in an environment in which historical precedent is limited. We rely on information generated by our internal staff and industry partners and on independent market studies for forecasts of market demand in our focus areas, but these studies are themselves based on limited empirical data. An inaccurate forecast of market demand in any of our core market areas would impact our short-term performance and could impact our competitive position and, consequently, our long-term performance.

We are making significant efforts to develop new and improved products for our Specialty Components markets that use our proprietary FSR technology. The inability to develop and deliver these products to our customers on a timely basis would impact our ability to become profitable in our Specialty Components business segment in the timeframe we are anticipating.

In an effort to obtain cash flow profitability in the second half of 2008, we undertook an internal reorganization of resources during the second quarter of 2008, which included the termination of approximately 45 full-and part-time employees. From January to June 2009, we plan to relocate a significant portion of our United States-based manufacturing operations to Shenzen, China, which will result in the termination of approximately 40 additional employees. Restructuring decisions may have a short-to-medium term negative impact on cash and earnings, even if the restructuring activities prove to be justified.

Our quarterly results are often affected by volatility in orders for a particular product. Sales of our eTransactions products to large institutions are typically made pursuant to large purchase orders, which can be one-time events or can occur at widely dispersed intervals. Sales of our Specialty Components products typically depend on our ability to design the product required by our customer and on the life of the product of its customer. Both of these factors could result in large quarterly and annual revenue fluctuations. Other factors that could cause our estimates to be wrong or could result in trends that are not apparent from our financial statements are described under “Risk Factors” in Part II, Item 1(A) below.

Business Segment Overview – Three and Nine Months Ended September 30, 2008 Compared To Three and Nine Months Ended September 30, 2007:

For the Three and Nine Months Ended September 30, 2008 and 2007, revenue and gross profit by market segment are shown in the following table:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales	$000’s	Percent of Total Sales
Market Segment
eTransactions:
- Revenue	$3,302	46%	$2,034	44%	$9,082	46%	$6,324	50%
- Gross Profit	1,601		1,001		4,234		3,224
- Gross Profit % of segment Revenue	48%		49%		47%		51%
Specialty Components:
- Revenue	$3,917	54%	$2,626	56%	$10,619	54%	$6,341	50%
- Gross Profit	1,536		49		3,939		944
- Gross Profit % of Segment Revenue	39%		2%		37%		15%
All Segments:
- Revenue	$7,219	100%	$4,660	100%	$19,701	100%	$12,665	100%
- Gross Profit	3,137		1,050		8,173		4,168
- Gross Profit %	43%		22%		41%		33%

All Segments

Our revenues increased 55% in the third quarter of 2008 compared to the third quarter of 2007, attributable to a 62% and 49% increase in eTransactions and Specialty Components revenues, respectively. Our gross margin increased to 43% for the three months ended September 30, 2008 compared to 22% for the three months ended September 30, 2007, which was attributable to a 1% decline and 37% increase in eTransactions and Specialty Components gross margins, respectively.

Our revenues increased 56% in the first nine months of 2008 compared to the first nine months of 2007, attributable to a 44% and 67% increase in eTransactions and Specialty Components revenues, respectively. Our gross margin increased to 41% for the nine months ended September 30, 2008 compared to 33% for the nine months ended September 30, 2007, which was attributable to a 4% decline in eTransactions and a 22% increase in Specialty Components gross margins, respectively.

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

For the three and nine months ended September 30, 2008, our revenues increased 62% and 44%, respectively compared to the three and nine months ended September 30, 2007. eTransactions revenues will continue to see fluctuations in revenue growth from period to period based on the large revenue size of the transactions generated by this business segment. eTransactions gross profit margin for the three and nine months ended September 30, 2008 was 48% and 47%, respectively, compared with 49% and 51% for the three and nine months ended September 30, 2007.

Specialty Components

In our Specialty Components business, we sell our MicroNav™ products and custom Force Sensing Resistors (“FSR”) and FSR-based subassemblies to many types of customers in several vertical markets, such as medical devices, industrial input and military input products.

Specialty Components revenues for the three and nine months ended September 30, 2008 increased 49% and 67%, respectively, compared to the three and nine months ended September 30, 2007. The increase was primarily due to higher sales related to key customers added in the latter part of 2007. Specialty Component gross profit margin for the three and nine months ended September 30, 2008 was 39% and 37%, respectively, compared to 2% and 15% for the three and nine months ended September 30, 2007. As the Specialty Components business segment increases its revenues and operational efficiencies, scales its operations, reduces its manufacturing costs in the United States and builds its infrastructure in China, gross profit margin should increase.

Operating Expenses From Continuing Operations

Operating expenses for the three months ended September 30, 2008 decreased to $3,164,000, from $4,234,000 for the three months ended September 30, 2007. This $1,070,000 decrease in operating expenses was primarily due to a $1,323,000 decrease in selling, general and administrative expenses offset by a $253,000 increase in product development and research costs. In selling, general and administrative expenses, $664,000 of the decrease was attributable to decreased payroll and related costs, including certain severance costs included in the third quarter of 2007. We also had a $154,000 decrease in bad debt expenses, a $281,000 decrease in non-cash compensation costs related to SFAS 123(R), and a decrease of $48,000 in legal fees. Product development and research costs, which include internal engineering labor, contract engineering and outside processing costs for the design and development of our products and the research of our technologies, increased $253,000, from $730,000 for the three months ended September 30, 2007 to $983,000 for the three months ended September 30, 2008. This increase was due primarily to $187,000 in increased payroll and related costs, which included the realignment of certain personnel from manufacturing to product development, a $25,000 increase in travel expenses, and $76,000 in increased patent legal fees. This was offset by a decrease of $86,000 in non-cash compensation costs related to SFAS 123(R).

Operating expenses for the nine months ended September 30, 2008 increased to $11,880,000, from $10,482,000 for the nine months ended September 30, 2007. This $1,398,000 increase in operating expenses was primarily due to $312,000 in increased selling, general and administrative expenses and $1,085,000 in increased product development and research costs. In selling, general and administrative expenses, $694,000 of the increase was attributable to payroll and related costs, which included $288,000 in severance costs related to a reduction of employees in the second quarter of 2008. This was offset by $115,000 of the other normal selling general and administrative costs. We also had a decrease of $212,000 in non-cash compensation costs related to SFAS 123(R).

Product development and research costs increased $1,085,000, from $2,236,000 for the nine months ended September 30, 2007 to $3,321,000 for the nine months ended September 30, 2008. This increase was due primarily to $850,000 in increased payroll and related costs, which includes the realignment of personnel and increased professional services, and by $85,000 in increased patent legal fees. The increase was also affected by $160,000 less in expenses moved to cost of sales in the first nine months of 2008 compared to 2007 to align with service revenues. This was offset by a decrease of $210,000 in non-cash compensation costs related to SFAS 123(R).

Net interest expense for the three months ended September 30, 2008 was $196,000, compared to $238,000 for the three months ended September 30, 2007. Net interest expense for the nine months ended September 30, 2008 was $476,000 compared to $242,000 for the nine months ended September 30, 2007. The $234,000 increase for the nine months ended September 30, 2008 from the same period in 2007 was due to interest expenses related the $5,000,000 in convertible notes that we issued to existing shareholders in July 2007.

Net other income for the three months ended September 30, 2008 was $344,000, compared to a net other loss of $689,000 for the three months ended September 30, 2007. Net other income for the nine months ended September 30, 2008 was $1,674,000, compared to a net other loss of $705,000 for the nine months ended September 30, 2007. These increases were primarily attributable to the change in fair value calculations of the warrants and embedded derivatives from the beginning of the year to September 30, 2008.

Operating Results From Continuing Operations

Our operating loss improved from $3,184,000 for the three months ended September 30, 2007 to $27,000 for the three months ended September 30, 2008. The primary factors attributable to this $3,157,000 improvement were (i) a 55% increase in revenues attributable to growth in both business segments and (ii) an increase in gross margin from 23% to 43% and (iii) a reduction in operating expenses of $1,070,000.

The primary factors attributable to the $2,607,000 improvement in our operating loss to $3,707,000 for the nine months ended September 30, 2008, from $6,314,000 for the nine months ended September 30, 2007 were (i) a 56% increase in revenues attributable to growth in both business segments, (ii) an increase in gross margin from 33% to 41%, offset by a $1,398,000 increase in operating expenses that was primarily related to payroll and associated costs.

For the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007, there was no provision for income taxes from continuing operations. We did have a $52,000 provision for income taxes for the nine months ended September 30, 2007, related to statutory tax filings of our Hong Kong subsidiary.

Loss from Discontinued Operations

As a result of the sale of our OEM Remote and Branded Products business segments, we have included in the Condensed Consolidated Financial Statements financial information presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets which requires us to present the sale of these assets on a discontinued operations basis. We recorded a net loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2007 of $461,000 ($0.03 loss per share) and $1,957,000 ($0.14 loss per share), respectively.

Liquidity and Capital Resources

Our primary cash needs have been for working capital and general corporate purposes. Working capital decreased to $15.8 million at September 30, 2008 from $18.7 million at December 31, 2007.

Cash used in operations was $5.4 million for the first nine months of 2008 as compared to cash used in operations of $3.3 million in the first nine months of 2007. This $2.1 million increase in cash used in continuing operations is due primarily to payments of accrued payroll and other accrued expenses, which included $1.5 million of cash payments related to the August 2007 asset sale which were paid in 2008.

Cash used in investing activities during the first nine months of 2008 was $703,000. We spent $361,000 to purchase additional manufacturing and computer equipment and $342,000 to acquire certain patent and other intangible assets. We spent $271,000 in the first nine months of 2007 to purchase manufacturing and computer equipment.

There were no proceeds from the exercise of employee and director stock options during the nine months ended September 30, 2008 and 2007. We made $401,000 in interest payments and $2,000 in income tax payments during the nine months ended September 30, 2008. We made no principal payments, incurred interest payments of $58,000 on the long term note payable and paid $53,000 of income taxes during the first nine months of 2008.

On November 8, 2007, we executed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank that provides for a line of credit with a maximum borrowing limit of $5 million. The line of credit is secured by our accounts receivable and other assets and expires in December 2009. Under the terms of the Security Agreement, we have the ability to borrow against the line in amounts up to 80% of our eligible accounts receivable. At September 30, 2008 and September 30, 2007, we had not drawn on the line of credit.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and may include the words “expects”, “believes”, “anticipates”, “plans”, “may”, “will”, “intends”, “estimates”, “continue” or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to (a) items discussed earlier in this Item 2 under the headings “Overview”, “Current Challenges” and “Business Segment Overview – three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007 ”, and (b) the risks described in Part II Item 1A “Risk Factors”. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.

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

When an eTransactions sale involves multiple elements or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for PCS. If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.

Disposal of Long Lived Assets. On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments. As a result of the sale, the financial information included in the accompanying Condensed Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards 144 – Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires us to present the sale of these assets on a discontinued operations basis. The balance sheet at December 31, 2007 has been adjusted to reflect the assets and liabilities of the OEM Remotes and Branded Products segments as held for sale. Additionally, the statements of operations and cash flows have been adjusted to reflect the results of these segments as discontinued operations for the periods presented. Certain assumptions were used in determining amounts being presented as assets held for sale and discontinued operations. These assumptions were based on an analysis and review of costs associated with operating the ongoing business subsequent to the asset sale as compared with costs of operations prior to the asset sale.

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

Stock-based compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the three and nine months ended September 30, 2008, forfeitures for employees were estimated to be 12.34% while forfeitures for executives were estimated to be 3%, with total forfeitures for the three and nine months ended September 30, 2008 totaling $174,000 and $268,000, respectively. Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and nine months ended September 30, 2008 was $144,000 and $991,000 respectively. The effect on basic and diluted earnings per share for the three and nine months ended September 30, 2008 was $(0.01) per share and $(.07) per share, respectively. As of September 30, 2008, we have $975,000 of unrecognized stock-based compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 1.72 years, of which $159,000 will be recognized in the remaining three months of our 2008 fiscal year.

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

Interest and penalties associated with unrecognized tax benefits are classified as other interest and expense in the statement of operations.

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

Sale of Assets. On August 31, 2007, we completed the sale of our OEM Remotes and Branded Products business segments for an aggregate cash purchase price of $11,500,000, subject to certain post-closing price adjustments. As a result of this sale, we have included in these condensed consolidated financial statements financial information presented in accordance with SFAS144 which requires us to present the sale of these assets on a discontinued operations basis.

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

In May 2008, FASB issued Statement of Financial Accounting Standards No.162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The pronouncement mandates that the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval, which has not yet occurred. The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The Company is currently assessing the potential effects on the consolidated financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk. Our Japanese subsidiary, Interlink Electronics K.K., generally makes sales and collects its accounts receivable in Japanese yen. To hedge these revenues against future movements in exchange rates, we may purchase foreign exchange forward and average rate option contracts. When we do purchase foreign exchange forward and average rate option contracts, gains or losses are offset by gains or losses on the underlying revenue exposure and consequently a sudden or significant change of foreign exchange rates would not have a material impact on net income or cash flows to the extent future revenues are protected by forward currency contracts. These contracts, however, typically have a three month duration. Thus, yen/dollar fluctuations lasting more than three months will have an impact on our revenues. For the three and nine month periods ended September 30, 2008 and 2007, we did not enter into foreign currency exchange contracts in the normal course of business to manage our exposure against foreign currency fluctuations on revenues denominated in foreign currencies. The principal objective of such contracts is to minimize the risks and costs associated with financial and global operating activities. We do not utilize financial instruments for trading or other speculative purposes. The fair value of foreign currency exchange contracts is estimated by obtaining quotes from bankers. During the three and nine month period ended September 30, 2008 and 2007, we recognized no gains on foreign currency exchange contracts which are reflected in revenue in the accompanying Consolidated Statements of Operations. Our hedging policies are designed to offset the effect of a yen devaluation on our revenues; thus, a hypothetical 10% devaluation of the yen would reduce our yen denominated revenues by 10%; but our theoretical hedging gains would offset that effect for a period of time, to the extent we have such foreign currency exchange contacts outstanding. As of September 30, 2008 and 2007, we do not have any contracts outstanding to hedge our foreign exchange exposure and thus we are exposed to foreign currency exchange rate risk.

Interest Rate Exposure. We have no international outstanding debt or interest rate exposure as of September 30, 2008.

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

PART II – OTHER INFORMATION –

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

Item 1(A).	Risk Factors –

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

As part of an overall strategy to deemphasize our declining margin businesses and focus our efforts on higher margin emerging markets, we sold our OEM Remotes and Branded Products business segments in August 2007. Our revenue base was reduced by half as a result of the divestiture and we continue to support a relatively constant level of fixed selling, general and administrative expenses, which has prevented us from obtaining profitability. If we are unable to expand the revenues from our remaining segments, or substantially reduce costs, we will continue to experience net losses and will be unable to generate positive cash flow. We may not be able to achieve or sustain profitability or positive cash flow. If we do not achieve profitability and positive cash flow, our financial resources will be adversely affected and we may be forced to curtail or discontinue operations, which could result in the allocation of fixed costs over an even smaller revenue base or affect our future competitiveness.

Our Board of Directors has approved a restructuring plan that may create short-term costs that are not offset by increased savings or efficiencies.

On October 21, 2008, our Board of Directors approved a restructuring plan whereby a significant portion of our United States manufacturing operations will be transferred to Shenzen, China. In connection with the restructuring, we anticipate eliminating approximately 40 manufacturing related positions in Camarillo, California between January and June 2009. Restructuring activities involve significant costs, including inventory markdowns, the write-off or write-down of assets, severance costs for terminated employees, contract termination costs, equipment moving costs and similar charges. These charges may cause a decrease in short-term earnings. In addition, manufacturing inefficiencies may be caused during the restructuring by moving equipment, realigning assets and changes in personnel. Unanticipated difficulties in restructuring activities or delays in accomplishing our goals could cause the costs of our restructuring plan to be greater than anticipated, which could negatively impact our results of operations and financial condition. We cannot assure you that anticipated efficiencies and cost savings will be realized in a timely manner or at all.

If we lose the services of key employees and are unable to replace those employees with individuals possessing comparable skills, experience and abilities, we may not be able to successfully manage our operations, meet our strategic objectives and compete in the marketplace.

Certain members of our management team departed in 2008, including our former President and Chief Executive Officer, who retired on January 4, 2008. Our success depends, in part, on our ability to attract and retain qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally. We compete for such personnel with other companies including public and private company competitors who may periodically offer more favorable terms of employment. If we lose the services of additional key personnel, or if we are unable to recruit other qualified managers and key personnel in the future, our ability to operate effectively may be impaired and we may not meet our strategic objectives.

Business divestitures, acquisitions and partnering arrangements may disrupt our business, dilute stockholder value and distract management’s attention.

In August 2007 we completed the sale of our OEM Remotes and Branded Products business segments. We may consider additional divestitures or acquisitions as part of our business strategy to focus on higher margin emerging markets or, if it is otherwise necessary in management’s judgment, to increase organizational efficiencies, lower fixed costs or accomplish other objectives. Such strategic decisions involve numerous risks, including:

•	unanticipated costs and liabilities;

•	difficulty of separating or combining the operations, products and personnel of the divested, acquired or discontinued business;

•	difficulties in maintaining customer relationships and managing the strategic position of products and technologies;

•	diversion of management’s attention;

•	inability to maintain uniform standards, controls, policies and procedures;

•	accounting results that are unrelated to the performance of either business;

•	amortization of fixed costs over a smaller revenue base;

•	goodwill and other intangible assets that are subject to potential impairments in the future;

•	dilution of the ownership of existing shareholders, to the extent that acquisitions are financed with convertible debt or stock; and

•	other changes that consume resources and management’s attention.

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

Our ability to raise capital in the future may be limited, which could adversely impact our growth.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events described in this section may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms and our failure to raise capital when needed could negatively impact our growth and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

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

Manufacturing is also done by our China subsidiary and by third parties in China that are identified and managed through our Hong Kong and China subsidiaries. We rely on our subsidiaries to select and contract with contract manufacturers with suitable manufacturing facilities and appropriately trained employees. An interruption in our current manufacturing arrangements could adversely affect our revenues, operating results and customer relationships.

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

A Downturn In The Global Economy May Adversely Affect Our Revenues, Results Of Operations And Financial Condition.

Demand for our products is dependent, in part, on the growth rate of the global economy. If the rate of global economic growth slows or contracts, customer demand for our products could be adversely affected, which in turn could adversely affect our revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth, including: rising interest rates and poor availability of credit; a slowdown in the rate of growth of the United States economy and the economies of other developed nations; and a significant act of terrorism that disrupts global trade, consumer confidence or international transportation. Recent economic conditions may also impair the ability of our customers to pay for products and services they have purchased or would like to purchase. As a result, revenues may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase.

We are facing litigation based on our restatements of historical financial statements, which may have a material adverse impact on our cash reserves and may impair our ability to achieve our business objectives.

Certain former Interlink stockholders have filed a class action lawsuit claiming damages under various federal securities laws based on our restatement of historical financial statements. Other stockholders have brought a derivative action against our former Chief Executive Officer and our former Chief Financial Officer that alleges, among other things, securities-related violations of the California Corporations Code. These actions have required a vigorous defense and could result in a settlement or adverse award that is not covered by insurance or that exceeds applicable insurance limits. Although the parties are currently negotiating definitive settlement agreements, we cannot assure you that the parties will be able to agree on a definitive agreement, that the Court will approve settlement agreement, or that any or all the terms of any settlement agreement will be favorable to the Company. If the actions are not settled by agreement of the parties, there is no assurance that the ultimate resolution of the actions will not result in a material adverse effect on our business, financial condition or results of operations. There is also no assurance that additional lawsuits will not be filed or that the ultimate resolution of these matters will not result in a material adverse effect on our financial condition or results of operations.

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

In our Annual Reports for the years ended December 31, 2005 and 2006, we reported material weaknesses in our internal control over financial reporting. As a result of the errors caused by these material weaknesses, we were required to restate our historical financial statements for the fiscal years 2001 through 2004, as well as for the first and second quarters of fiscal 2005. We have taken significant measures to improve our financial reporting process and as of September 30, 2008, we had identified no material weaknesses that remained to be remediated.

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

The focus of our MicroNav™ sales effort targets a small number of large OEM manufacturers of handheld products and relates to specific products for which the OEM manufacturer is developing product specifications. We expend considerable effort in preparing for and bidding these contracts and makes capacity planning decisions based on our expectations as to the number and size of contracts on which we will be the successful bidder. If our expectations are too optimistic, we are at risk of incurring expense in preparation for sales that we are not able to make. If our expectations are too pessimistic, we are at risk of being unprepared to perform on a contract that we could otherwise have obtained. In addition, the value of any OEM contract to us depends in part on the success of the device in which our products are included. We rely on the OEM customer’s estimates as to the size of the market for their individual products and these estimates are often inaccurate. We cannot assure you that we will be successful in predicting volume and timing in this aspect of our business.

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

INTERLINK ELECTRONICS, INC.

DATE: November 12, 2008	/s/ Charles C. Best
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