Form 10-K
period 2015-12-31
INTERLINK ELECTRONICS INC
filed 2016-03-25
CIK 828146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                      .

Commission file number 000-21858

INTERLINK ELECTRONICS, INC.

(Exact Name of Registrant as Specified in Its charter)

Nevada	77-0056625
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361

(Address of Principal Executive Offices) (Zip Code)

(805) 484-8855
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $7,233,736, based on the closing price on that date. As of March 22, 2016, the registrant had 5,861,018 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, the last day of the fiscal year covered by this Annual Report on Form 10-K.

INTERLINK ELECTRONICS, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our business strategy;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	our dependence on growth in our customers’ businesses;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•	our ability to introduce new products and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with customers and other third parties;

•	our expectations concerning relationships between our customers and their manufacturers;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K, to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits thereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1.BUSINESS

Our Company

Interlink Electronics, Inc. (“Interlink”, the “Company”, “we”, “us”, “our”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.  These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel 3 dimensional user inputs.  Our disruptive, leading edge human machine interface, or HMI, technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We invented force sensing resistor, or FSR, technology and pioneered commercialization of printed electronics manufacturing, paving the way for industry-wide adoption of force sensing technology. Our extensive knowledge and experience with this technology, along with the firmware we incorporate in our HMI solutions, differentiates us from other providers of HMI solutions. We, along with our customers, incorporate our FSR and force sensing sensors and modules into end user products. Our sensors and modules are used in electronics devices and systems where user input must be converted into electronics and software data. Our force sensing technology solution platforms enabled industry first implementations in gaming, smartphone, rugged notebook, automotive cockpit and automotive entry applications. Insatiable consumer and end user demand for enhanced user experience is driving the need for innovative multi-modal HMI technologies and applications. Force sensing input provides a critical novel modality that drives a paradigm shift in HMI.

Market requirements for innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, are also driving increased demand for our products.  Consumers expect to use multi-modal HMI in the home, industrial and medical environments, automotive spaces (both inside and outside the vehicle), and in all technology interactions where they formerly used switches and knobs.  Interlink delivers cutting edge solutions for all of these environments.

Significant market opportunities are rapidly emerging for us to improve upon the functionality of standard capacitive sensors which are widely available and competitively priced. Inadvertent activation, where users unintentionally activate a control, is a common problem with capacitive technology. In contrast, force sensing solutions require a deliberate application of force to operate. We have had recent success in using our force sensing solutions in combination with capacitive technologies to minimize the latter’s performance issues, enabling force sensing solutions to complement competitive technologies and provide us with new opportunities for growth.  We continue to simultaneously expand our standard product portfolio and develop new technology platforms to grow existing markets and capture emerging markets.

We serve a global customer base from our corporate headquarters in Westlake Village, California, our research and development center in Singapore, our manufacturing facility in Shenzhen, China and our regional offices in Hong Kong and Tokyo. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial, and medical, and to some of the world’s largest companies and most recognizable brands.

Our competitive strengths include:

•	Innovative technology platforms that focus on disruptive technology and sensor fusion to enable scalable product architecture;

•	Global expertise and resources for research and development, product development and manufacturing to deliver timely and cost effective solutions to our customers; and

•	Proven track record by our senior management and world-class research and development teams to be the trusted advisor in HMI solutions.

We were incorporated in California on February 27, 1985.  We reincorporated in Delaware on July 10, 1996 and again reincorporated in Nevada on July 20, 2012.  On May 29, 2014, we effected a four-for-one forward split of our common stock, and on February 24, 2015, we effected a two-for-one forward split of our common stock.  The information in this Form 10-K gives effect to each of these forward splits of our common stock.

Our principal executive office is located at 31248 Oak Crest Drive, Westlake Village, California 91361 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com. None of the information on our website is part of this Form 10-K.

Our Industry

HMI technologies have been available since the early 1970’s, but were used almost exclusively in industrial products during the first 20 years of their existence.  The introduction of touchpad mouse devices for laptop computers in the early 1990’s represented the first significant transition of HMI technologies into the consumer electronics market.  Personal devices utilizing touch sensitive technology became ubiquitous in our daily human-machine interactions with the introduction in 2007 of smart phone technology incorporating capacitive screens.  As the smart phone became an integral part of consumers’ daily lives throughout the world, it influenced consumers’ expectations of how we should interact with all types of devices. Whether those devices are personal electronics, industrial and medical equipment, or our automobiles, purchasers of equipment expect sleek, highly-functioning design including touch-sensing technology.  Consumers no longer want to push buttons or flip switches; rather, they expect smooth touch pads and gesture-driven input.  Engineers are responding to this demand by incorporating touch sensitive technology into a wide range of products, and any device that can utilize force and position sensing inputs to control or enhance its functionality is a candidate for use of the technology.

The products and solutions that we design, develop and manufacture for HMI applications are primarily printed electronic products.  Printed electronics is a set of printing methods used to create electrical devices on various substrates.  For over 30 years we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications.   According to industry analyst group IDTechEx, the market for printed and potentially printed products is expected to grow from more than $29.8 billion in 2013 to nearly $74 billion in 2025.

Our Strategy

Our primary objective is to be the global leader in providing force-sensing HMI solutions for the automotive, consumer electronics, medical and industrial automation markets. We also intend to utilize our role as a disruptive technology provider to bring our HMI solutions to new markets. To achieve our strategy, we intend to:

•	Expand our presence in the markets we occupy. We will continue to exploit new opportunities in the markets we occupy by leveraging our demonstrable success in the solutions we’re providing today.

•	Expand into new and emerging markets. We are bringing our highly-successful product lines and technologies to markets previously unaware of the opportunities provided by force-sensing solutions.

•

Expand our presence with our current customers.  We work with some of the world’s largest companies and most recognizable brands and are providing second and third-generation turn-key solutions to meet their technology needs.  We will continue to develop these existing relationships by working closely with our customers to understand how we can support their product and technology strategies.

•

Pursue a multi-technology roadmap.  We utilize multiple technologies in our HMI solutions, and we will continue to expand our offerings to include resistive, piezo, capacitive and other emerging touch technologies.

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support. Interlink benefits from its own world-class manufacturing facility in Shenzhen, China, allowing us to react quickly to customer needs, while ensuring the highest quality standards. We also maintain a sales force that can address new and existing customer opportunities worldwide.

Our Technology Platforms and Products

Interlink was founded on the invention and commercialization of the Force Sensing Resistor -- the industry’s first force sensing solution using printed electronics manufacturing.  As we transition from an FSR sensor supplier to an HMI solutions provider, we pursue and embrace leading edge force sensing technology platforms. Our chief technology officer and global research and development center, both located in Singapore, along with our US-based research and development team, are focused on strategic technology roadmaps, research and development of scalable technology platform architectures and synergistic technology partnerships. In an ever changing and competitive landscape, Interlink is committed to staying ahead of the technology curve.

The two primary types of user-input technologies common in today’s devices are capacitive and resistive. Capacitive sensors are used in the touch screens found in all smart phones and similar devices used globally by millions of consumers.  The most significant drawback to the capacitive technology is its inability to measure force, although there has been some progress recently in enhancing the technology with pseudo force sensing.  Capacitive sensors have become a high-volume, low-margin commodity product.

Our patented FSR technology consists of a bottom layer of conductor traces, a proprietary resistive ink top layer and a spacer that separates the two layers. An additional top layer that contains graphics and protects the sensor can also be added.  FSR sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where space is a critical issue, as in portable electronics. Our force sensing technology enables the sensor to be used for continuously variable control functions. For example, in a pointing device, increased pressure can be used to produce faster cursor movement.  Unlike capacitive devices, an FSR sensor’s performance is not impeded by the presence of moisture, dirt or dust, making the sensor suitable for use outdoors and in moist and other “hostile” environments.  Our FSR sensors have no moving parts, can be packaged in a sealed environment, and consume substantially lower power and are less susceptible to false readings or unintended touches than capacitive sensors.  We have developed sophisticated firmware that allows our FSR technology to become a complete solution delivering effective HMI functionality to our customers.

Custom Solutions

Interlink offers a comprehensive portfolio of standard solutions, from simple force sensors to multi-finger capable rugged trackpads. The largest part of our business, however, is the development and manufacture of custom solutions for our major customers. We offer full turnkey capability spanning initial concept to large volume manufacturing.  Custom solutions can be a single or multi-technology platform to meet customer requirements, and include both input and output technologies. We also offer full firmware development and integration support.

Standard Solutions

Our portfolio of standard solutions include:

•

Our Force Sensing Resistor® technology is the most versatile force sensing technology on the market today. These innovative sensors provide an inverse change in resistance in response to an increase or decrease in applied force. Our standard range of sensors provides engineers and designers with a durable, reliable, easy to measure, thin-form factor and low-cost solution for HMI touch solutions and analog data capture for machines. The sensors are available in a range of sizes, shapes and lengths and with several connection options.

•

Force sensing linear potentiometers, or FSLP, are sensors which can be used for menu navigation and control. Our use of force allows for high-rate scrolling and a more intuitive user experience. The FSLP is an easy to integrate, high resolution, ultra-low power based solution that brings intuitive user controls to reduced form factor hand-held consumer electronic devices. These sensors are available in multiple lengths.  We also offer a ring sensor for full 360-degree position sensing. These sensors are designed to be integrated into a device’s host processor without the need for a dedicated microprocessor.

•

Our integrated mouse modules and pointing solutions can add touchpad or 360-degree pointing control to virtually any electronic device. Ranging from simple mouse button integration to National Electrical Manufacturer Association, or NEMA, rated industrial pointing devices, these solutions are ideal for applications away from the desktop. The modules use Force Sensing Resistor technology and measurement firmware in a four-zone sensor or 4-wire resistive touchpad configuration along with a micro-controller to provide pressure sensitive cursor direction and speed control in a durable and easy to integrate form factor.

Intellectual Property

We believe that intellectual property protection is crucial to our business.  We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing and other contractual agreements with third parties to protect our intellectual property.  We maintain and support an active program to protect our intellectual property primarily through the filing of patent applications and the defense of issued patents against infringement.

Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position.  There is no guarantee that patents will be issued from the patent applications that we have filed or may file.  Our issued patents may be challenged, invalidated or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.  See “Risk Factors” under Item 1A of this Form 10-K for further discussion of the risks associated with patents and intellectual property.

Our FSR sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are currently conducted in-house at our US and China manufacturing facilities to maintain quality and protect our force sensing technology from infringement. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR sensors, require considerable expertise. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2015, we held 15 United States patents, and had two patents pending in the United States and three foreign pending patent applications. We group our patents into three general categories: sensors, which includes four patents expiring between 2022 and 2027; sensing systems, which includes two patents expiring in 2026 and 2031; and human interface devices, which includes nine patents expiring between 2017 and 2026. Our intellectual property strategy involves filing additional patent applications in our strategic focus markets on a regular basis. We do not expect that the upcoming expiration of a portion of our patents will have a material adverse impact on our business.

Competition

The markets for our products are highly competitive and subject to rapid advancement in design technology. We must identify and capture future market opportunities by developing and deploying value-added products.

We compete for market share based on our customers’ selection of our components over our competitors during the design phase of their products. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors.

We offer a disruptive technology that is replacing outdated and undesirable approaches including switch technology.  We must convince companies to abandon older, proven but less elegant technologies and adopt our solutions. This change is supported by significant end-user demand for touch-sensitive solutions.  We also compete against the highly commoditized capacitive resistor technology.  However, our solutions are focused on providing functionality in situations where capacitive is unreliable or entirely unavailable.

The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure.

Sales and Marketing

We sell our HMI solutions and force sensing devices through our direct sales employees as well as outside sales representatives and distributors.  We work directly with Fortune 500 customers, technology design houses and original equipment manufacturers, or OEMs.  Our sales personnel have extensive engineering backgrounds and receive substantial support from our internal engineering resources.  Sales frequently result from interactions between senior management, design engineers, procurement departments, and our sales personnel. We interact with our customers throughout the product development and order process.  We maintain sales offices at our Corporate Headquarters in the United States, and in Hong Kong and Japan.

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years and requires continued participation from our sales, engineering and management teams.  Our sales cycle for our custom solutions generally includes the following two phases.

Design Opportunity to Design Win

Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s need.

•

A customer might select one of our standard solutions or a custom design might be required to fulfill the customer’s product needs.  Custom solutions might require engineering design fees and tooling costs.

•	Product samples are provided to the customer and our team works with the customer to ensure product performance and address customer needs and specifications.

•

A firm commitment from a customer’s engineering and/or purchasing organization or pre-production orders indicate a design win.  In most cases, we are a sole-source supplier to our customer and cannot be easily and/or quickly replaced once the product goes into production.

Mass Production

Once the customer has chosen our solution, they may move their product into the production phase.  It may take several months or more to go from design win to production. Product lifespan varies dramatically depending on the market place and product.  Consumer electronics may have a lifespan of six months to five years; industrial and automotive applications may continue for three to ten years, and medical product lifespans may continue past 20 years.

Our Customers

As of December 31, 2015, we had almost 200 active customers, including many of the world’s leading electronics companies.  Our customers are diverse and include Fortune 500 companies as well as start-ups, design houses, original design manufacturers, OEMs and universities.  We supply some of the world’s largest consumer electronics manufacturers, luxury and mid-market car companies, familiar names in the medical and industrial equipment markets, research engineers and designers entering the Internet-Of-Things market, and companies of all different sizes in other markets.

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, a trend we expect to continue.  On a bill-to basis, international sales constituted 43% and 40% of our net revenues for the years ended December 31, 2015 and 2014, respectively.

Future sales of our products will be based on, among other elements, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

For the year ended December 31, 2015, we had four customers that represented 22%, 16%, 13% and 10% of net revenues, respectively. For the year ended December 31, 2014, we had three customers that represented 17%, 10% and 19% of net revenues, respectively.

Manufacturing Operations

We have our own modern manufacturing facility in Shenzhen, China, that is ISO 9001 compliant. We also maintain a small manufacturing facility in Simi Valley, California.  We purchase our materials from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components that meet technical specifications. We actively monitor these suppliers, but we are subject to substantial risks associated with the performance of our suppliers.  We source certain of our components from a single supplier, which increases the risk of shortages and shipment delays and decreases our ability to negotiate with that supplier.

Engineering, Research and Development

Rapid advancements in process technologies and increasing levels of functional integration characterize the market for our products. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, and to develop new technologies.

Our chief technology officer and global research and development center are located in Singapore, where we focus on product innovation.  We intend to grow this facility substantially over the next five years, including expanding our research and development team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment.  We also operate research and development centers in the United States and China, primarily focused on customer support and product integration.

Our Employees

As of December 31, 2015, we had 112 employees worldwide.  Our employees, listed in population size order from largest to smallest, are in the following departments: operations, research and development, sales, and administration.  Our ability to attract and retain qualified personnel is essential to our continued success.  None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

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

Technology, both in our markets and in our customers’ markets, is undergoing rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, that we accomplish the following:

•	accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated and well supported but are also available at a price within market tolerances and competitive with comparable products;

•	establish and effectively defend our ownership on the intellectual property supporting our products; and

•	enter into relationships with other companies that have developed complementary technology on which our products also depend.

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

We currently manufacture the majority of our products in Shenzhen, China. This facility is vulnerable to damage from earthquakes, floods, fires, power loss and similar events. It could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our manufacturing facility could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which may cause our revenues and operating results to decline. Performance, reliability or quality problems with our products may cause our customers to reduce or cancel orders which would harm our operating results.

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

Our revenue from international sales accounted for approximately 43% and 40% of net revenue for the years ended December 31, 2015 and 2014, respectively. We believe that international sales will represent a substantial portion of our sales for the foreseeable future. The majority of our manufacturing is currently performed in China. Our international operations involve a number of risks, including with respect to:

•	import-export license agreements, tariffs, taxes and other trade barriers;

•	staffing and managing foreign operations;

•	securing credit and funding;

•	maintaining an effective system of internal controls at our foreign manufacturing facility;

•	collecting foreign receivables;

•	currency exchange fluctuations;

•	reduced protection of intellectual property rights;

•	political and economic instability, and terrorism; and

•	transportation risks.

Any of the above factors could adversely affect our operating results.

Our markets are intensely competitive and many of our potential competitors have resources that we lack.

Our markets are competitive and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets and our customers themselves, who could choose to manufacture products that they currently buy from us. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

We cannot guarantee that our HMI solutions for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.

Our HMI solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of electronic devices.  Various target markets for our interface solutions may develop slower than anticipated or could utilize competing technologies. The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

Our ability to generate significant revenue from new markets will depend on various factors, including the following: the development and growth of these markets; the ability of our technologies and product solutions to address the needs of these markets; the price and performance requirements of our customers and the preferences of end users; and our ability to provide our customers with HMI solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.

The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede our sales growth and could result in substantially reduced earnings. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.

If we fail to maintain and build relationships with our customers, or if our customers’ products which utilize our human-machine interface solutions do not gain widespread market acceptance, our revenue may stagnate or decline.

We do not sell products to end users and we do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our HMI solutions. Instead, we sell component products that our customers incorporate into their products, and we depend on our customers to successfully manufacture and distribute products incorporating our component products and to generate consumer demand through marketing and promotional activities. As a result of this, our success depends almost entirely upon the widespread market acceptance of our customers’ products that incorporate our HMI solutions. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our HMI solutions.

Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead, to issue purchase orders that they can cancel, reduce, or delay at any time. In order to meet the expectations of our customers, we must provide innovative HMI solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

We cannot provide any assurance that current environmental laws and product quality specification standards, or any laws or standards enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to environmental and various other regulations in each of the jurisdictions in which we conduct business. Regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal of electronic products and electronics recycling obligations. If we fail to comply with applicable rules and regulations in connection with the use and disposal of such substances or other environmental or recycling legislation, we could be subject to significant liability or loss of future sales.

If we are not able to protect our intellectual property or if we infringe on the intellectual property of others, our business and operating results could be adversely affected.

We consider our intellectual property to be a key element of our ability to compete in our chosen markets. We rely on a combination of patents, trade secrets and proprietary software to establish and protect our intellectual property rights. There is no assurance that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology. We also cannot assure that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted will provide proprietary protection. Litigation may be necessary to enforce our patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, regardless of the final outcome of the litigation.

We are not currently engaged in any patent infringement suits. Despite our efforts to maintain and safeguard our proprietary rights, we cannot assure you that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses, and if we were found to be infringing on someone else’s patent, we could be required to pay substantial damages, pay royalties in the future or be enjoined from infringing in the future.

We face risks associated with security breaches or cyber attacks.

We face risks associated with security breaches or cyber attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following: expenses to rectify the consequences of the security breach or cyber attack; liability for stolen assets or information; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; and damage to our reputation. In addition, any compromise of security from a security breach or cyber attack could deter customers or business partners from entering into transactions that involve providing confidential information to us. As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

Risks Relating to the Securities Markets and Ownership of Our Common Stock

We have applied to list our common stock on the NASDAQ Capital Market. If our listing is approved, and we subsequently fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

We expect that our common stock will be eligible to be quoted on the NASDAQ Capital Market.  For our common stock to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market listing requirements. If we are unable to meet these requirements in the future, our common stock could be delisted from the NASDAQ Capital Market. If our common stock were to be delisted from the NASDAQ Capital Market, our common stock could continue to trade “over-the-counter” following such delisting. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the reduction in our coverage by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, delisting could have an adverse effect on our ability to raise capital in the public or private equity markets.

Our CEO has control over key decision making as a result of his control of a majority of our voting stock.

Steven N. Bronson, our Chairman, President and CEO, beneficially owns approximately 71% of the outstanding shares of our common stock as of December 31, 2015. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from other stockholders and he may vote in a manner that is adverse to their interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our success depends in part on our CEO, who simultaneously leads other public corporations.

Steven N. Bronson, our Chairman of the Board, Chief Executive Officer and President, simultaneously serves as the President and Chief Executive Officer of Qualstar Corporation (NASDAQ: QBAK) and Chief Executive Officer and Chairman of BKF Capital Group, Inc. (OTCMKTS: BKFG). As a result, he divides his time among these companies and does not devote his full business time and attention to Interlink’s business. Mr. Bronson currently works on average approximately 30 to 40 hours per week for Interlink. There can be no assurance, however, that the amount of time Mr. Bronson devotes to our company will not diminish from time to time for limited or extended periods as his other business obligations require a greater portion of his attention. Mr. Bronson is not required to spend a minimum amount of time on Interlink business. Our continued success depends in part upon the availability and performance of Mr. Bronson, who possesses unique and extensive industry knowledge and experience as well as a deep understanding of our business and strategy. A reduction in Mr. Bronson’s services to Interlink from their current levels due to his obligations to Qualstar, BKF Capital or other organizations with which he is affiliated could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

The price of our common stock may be volatile and the value of your investment could decline.

Technology stocks have historically experienced high levels of volatility.  The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause investors to lose all or part of their investment in our common stock.  Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	failure of our results of operations to meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	lockup releases, sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited herein.

In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition.  The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our stock price is volatile, we may become the target of securities litigation.  Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.  This could have a material adverse effect on our business, results of operations and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, or we may need to grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  We may need to hire additional employees to comply with these requirements, which will increase our costs and expenses.

In addition, we also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting when we file our December 31, 2016 annual report with the SEC.  Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company”.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business.  We do not have any control over these analysts.  If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, consequently, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

Our charter documents and Nevada law could discourage takeover attempts and lead to management entrenchment.

Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company.  These provisions could also make it difficult for stockholders to take other corporate actions, including effecting changes in our management.  These provisions include:

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the requirement that a special meeting of stockholders may be called only by our board of directors, by majority vote, or by any shareholder or group of shareholders who own and have the right to vote more than 25% of our issued and outstanding securities, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

the ability of our board of directors, by majority vote, to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt.

We also are subject to provisions of Nevada law found in Nevada Revised Statutes, Sections 78.411 to 78.444, inclusive, that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns 10 percent or more of our stock, cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors and stockholders.

Risks Related to Government Regulation

Our failure to comply with U.S. laws and regulations relating to the export and import of goods, technology, and software could subject us to penalties and other sanctions and restrict our ability to license and develop our circuit designs.

We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations, or EAR, regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List.  Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons.  We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software.  The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

These regulations could restrict our ability to sell products and develop new products.  For example, as a result of ITAR requirements, we are unable to supply certain products to China satellite companies or end users, which comprise a significant part of the overall satellite market. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying products incorporating our products throughout their global systems or, in some cases, prevent the export or import of products that include our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or our ability to export or license our products to, existing or potential customers with international operations and decreased revenue. Additionally, failure to comply with these laws could result in sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges, and debarment from government contracts.

If we fail to comply with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, we could be subject to civil and/or criminal penalties.

As a result of our international operations, we may be subject to anti-bribery laws, including the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business.  If we fail to comply with these laws, the U.S. Department of Justice, the Securities and Exchange Commission, or SEC, or other U.S. or foreign governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties against us or our employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We maintain our principal office, totaling approximately 3,000 square feet, in Westlake Village, California, under a lease that expires in 2020.  We maintain additional leased spaces, totaling approximately 23,000 square feet, in several locations, including manufacturing facilities in Simi Valley, California and Shenzhen, China, a research and development center in Singapore, and regional offices in Hong Kong, China and Tokyo, Japan.  We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

ITEM 3.LEGAL PROCEEDINGS

We are not party to any legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the OTCPink marketplace of the OTC Markets Group under the symbol “LINK”. The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock as reported by the OTC Markets Group. The following quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions:

	High	Low
Year ended December 31, 2015
Fourth quarter	$9.55	$7.06
Third quarter	$8.80	$7.00
Second quarter	$9.00	$6.00
First quarter	$9.75	$7.00

Year ended December 31, 2014
Fourth quarter	$8.03	$3.76
Third quarter	$4.75	$3.75
Second quarter	$4.88	$1.69
First quarter	$1.88	$1.00

On March 22, 2016, the last reported sale price of our common stock on the OTCPink marketplace of the OTC Markets Group was $8.00 per share.

Holders of Record

As of March 22, 2016 we had 52 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

None.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Interlink Electronics, Inc. (“Interlink”, the “Company”, “we”, “us”, “our”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.  These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel 3 dimensional user inputs.  Our disruptive, leading edge human machine interface, or HMI, technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We sell our products globally to a diverse array of customers that include the Fortune 500 as well as start-ups, design houses, original design manufacturers, original equipment manufacturers and universities.  Our technology has been deployed in the consumer electronics, industrial automation, automotive and medical markets.  Our global presence in the United States, China, Singapore and Japan, allows us to provide local sales and engineering support services to our existing and future customers.   Our products are manufactured by our wholly-owned subsidiary in a state-of-the-art facility in Shenzhen, China.  We also maintain manufacturing operations in Simi Valley, California. We control 100% of the manufacturing and shipping process which enables us to respond quickly to customer product demand and design requirements.

Over the next five years, we anticipate investing significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge HMI solutions that are seamless to deploy and preform flawlessly.  We anticipate dramatically growing our R&D organization in Singapore to ensure we have the right team to launch our current designs and develop new product offerings that will meet the market’s growing demand for touch technology.  Our Singapore location will allow us to take advantage of the abundance of engineering talent for future new product development.  We also plan to explore potential strategic relationships with Singapore-based companies and technology institutes that will support our growth initiatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the table are based on net revenues.

	Year ended December 31,
	2015		2014
	$	%	$	%
	(in thousands, except percentages)
Revenue, net	$10,514	100.0%	$10,278	100.0%
Cost of revenue	4,869	46.3%	5,200	50.6%
Gross profit	5,645	53.7%	5,078	49.4%
Operating expenses:
Product development and research	841	8.0%	811	7.9%
Selling, general and administrative	3,122	29.7%	2,719	26.5%
Total operating expenses	3,963	37.7%	3,530	34.4%
Operating income	1,682	16.0%	1,548	15.0%
Other income (expense):
Interest income	1	0.0%	2	0.0%
Other income (expense), net	3	0.0%	(16)	(0.2)%
Other income (expense), net	4	0.0%	(14)	(0.2)%
Income from continuing operations before provision for income taxes	1,686	16.0%	1,534	14.8%
(Benefit from) provision for income taxes	(11)	(0.1)%	13	0.0%
Income from continuing operations, net of tax	1,697	16.1%	1,521	14.8%
Income from discontinued operations, net of tax	34	0.3%	34	0.3%
Net income	1,731	16.4%	1,555	15.1%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(21)	(0.2)%	1	0.0%
Comprehensive income	$1,710	16.2%	$1,556	15.1%

Comparison of the Years Ended December 31, 2015 and 2014

Revenue, net by Market is as follows:

	Year ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$3,023	28.8%	$2,431	23.7%	$592	24.4%
Industrial	1,277	12.1%	1,936	18.8%	(659)	(34.0)%
Medical	1,335	12.7%	1,024	10.0%	311	30.4%
Consumer	1,641	15.6%	754	7.3%	887	117.6%
Standard	3,238	30.8%	4,133	40.2%	(895)	(21.7)%
Revenue, net	10,514	100.0%	10,278	100.0%	$236	2.3%

We sell our custom products into the following markets: automotive, industrial, medical and consumer.  We sell our standard products in many different markets which are often unknown to us at the time of sale.  Each market has different product design cycles.  Products with longer design cycles often have much longer product life-cycles. Automotive, industrial, and medical products generally have longer design and life-cycles than consumer products.  We currently have products with life-cycles that have exceeded twenty years and are ongoing.

The increase in net revenues was driven by increased sales of our custom products in automotive, medical and consumer markets, partially offset by decreased sales of our custom products into the industrial markets and a decrease in sales of our standard products. The growth in our custom product sales was driven by increased sales to our current customers. The decrease in custom industrial market sales was driven by the absorption of product purchased in the previous year by two of our larger customers. Standard product sales decreased primarily due to a customer’s decision to put a product through “end-of-life”, resulting in decreased sales of the product in 2015.

	Year ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$4,869	46.3%	$5,200	50.6%	$(331)	(6.4)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories. The decrease in cost of revenue was primarily due to savings obtained upon the relocation of our corporate headquarters along with decreased compensation costs as we aligned our quality processes to support our Shenzhen manufacturing facility along with efficiencies gained in manufacturing staffing.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.

	Year ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Product development and research	$841	8.0%	$811	7.9%	$30	3.7%

Product development and research expenses, or R&D, consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our R&D costs remained relatively consistent with the prior year. In the prior year, we temporarily reallocated R&D staff to manufacturing processes in order to meet our rapid growth in sales. In future periods, we anticipate engineering, research and development costs to continue to surpass prior years as we normalize manufacturing staffing to meet our current production levels and then increase our engineering, research and development staffing to enhance our technology and product offerings. We intend to grow our global research and development center in Singapore substantially over the next five years, including by expanding our research and development team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment.

	Year ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$3,122	29.7%	$2,719	26.5%	$403	14.8%

Selling, general and administrative expenses, or SG&A, consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. The increase in SG&A expense is driven by increased compensation costs as we expand our SG&A team to support our growing business, increased professional fees to support our efforts to regain active filing status with the Securities and Exchange Commission and to pursue our Nasdaq relisting, as well as increases in insurance costs.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $4.4 million of which $459,000 was held by our foreign subsidiaries, working capital of $6.5 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2015.

We believe that our existing cash and cash equivalents balance will be sufficient to meet our business requirements for at least the next twelve months. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives. In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2015	2014
	(in thousands)
Net cash provided by operations	$2,138	$1,007
Net cash used in investing activities	$(68)	$(130)
Net cash provided by financing activities	$—	$16

Net Cash Provided By Operating Activities

For the year ended December 31, 2015, the $2.1 million in net cash provided by operating activities was primarily attributable to net income of $1.7 million and adjustments for non-cash charges of $135,000. The net change to operating assets of $272,000 was primarily due to the decrease of $229,000 in accounts receivable and $61,000 in inventory, as well as an increase of $15,000 in accounts payable, accrued payables, accrued expenses and other accrued liabilities  partially offset by a decrease of  $34,000 in deferred revenue.

For the year ended December 31, 2014, the $1.0 million in net cash provided by operating activities was primarily attributable to net income of $1.6 million. The net change to operating assets of $551,000 was primarily due to the increase of $291,000 in accounts receivable and $343,000 in inventory partially offset by a decrease of $156,000 in accounts payable, accrued expenses and other liabilities and $60,000 in deferred revenue.

Accounts receivable decreased from $1.8 million at December 31, 2014 to $1.6 million at December 31, 2015 due to the timing of shipments and payments at year-end. Inventories decreased from $1.1 million at December 31, 2014 to $1.0 million at December 31, 2015.  Inventory balances will fluctuate depending on the timing of materials purchases and product shipment.  Accounts payable, accrued payables, accrued expenses, and other accrued liabilities increased from $773,000 at December 31, 2014 to $788,000 at December 31, 2015 primarily due to the timing of payment for materials purchases.  Deferred revenue decreased from $145,000 at December 31, 2014 to $111,000 at December 31, 2015 primarily due to the recognition of non-recurring engineering fees as deliverables were provided to the customer.

Net Cash Used In Investing Activities

Net cash used in investing activities of $68,000 for the year ended December 31, 2015 related to the purchase of capital equipment in the US and China.

Net Cash Provided By Financing Activities

There were no financing activities for the year ended December 31, 2015 and $16,000 of proceeds from the exercise of stock options for the year ended December 31, 2014.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Contractual Obligations and Known Future Cash Requirements

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial position and results of operations.

Operating Leases

We lease various office and manufacturing facilities, including our corporate headquarters in Westlake Village, California, under operating lease agreements that expire through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments

As of December 31, 2015, our principal commitments consisted of obligations under the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements:

	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$170	$186	$180	$183	$188	$907

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP.  The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures.  We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, inventory valuation, accounts receivable, stock-based compensation expense and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

We input orders based upon receipt of a customer purchase order, confirm pricing through the customer purchase order, validate credit worthiness through past payment history or other financial data and record revenue upon shipment of goods and when risk of loss and title transfer.  All customers have warranty rights, and some customers have explicit or implicit rights of return.  We record reserves for potential customer returns and warranty rights.

Inventory Valuation

Inventories are stated at lower of cost or market and consist of materials, labor and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay.  We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Stock Based Compensation

We account for stock based compensation under ASC Topic 718, Compensation-Stock Compensation, which requires us to record related compensation costs. Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on weighted historical implied volatility. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation expense could change significantly in the future.

Income Taxes

We account for income taxes using the asset and liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. In addition, the Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions.  Earnings of our foreign subsidiaries are not included in our U.S. federal income tax return until earnings are repatriated. We are generally eligible to receive tax credits on repatriated earnings on our U.S. federal income tax return for foreign taxes paid by our subsidiaries.

We must assess the likelihood that we will be able to recover our deferred tax assets. Our valuation allowance against the deferred tax assets is based on our assessments of historical losses and projected operating results in future periods on a “more likely than not” basis. If and when we generate future taxable income in our tax jurisdictions against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which a change in judgment occurs.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has not yet assessed the impact of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This update is intended to resolve the diverse accounting treatment of share-based payment awards whose performance target may be achieved after the requisite service period. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and does not anticipate it will have a material affect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40)”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet assessed the impact of ASU 2014-15 on its consolidated financial statements.

In February 2015, the Financial Accounts Standards Board, or FASB, issued ASU 2015-02,  “Consolidation (Topic 810),” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015.  Effective January 1, 2016, the Company adopted ASU No. 2014-12 and does not anticipate it will have a material affect on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU may be applied prospectively or retrospectively. The Company adopted the ASU on January 1, 2016, to be applied retrospectively.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt in Fiscal 2019 and is currently evaluating the impact of ASU 2016-02 to its consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INTERLINK ELECTRONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and

Shareholders of Interlink Electronics, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. & Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interlink Electronics, Inc. & Subsidiaries, as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Los Angeles, CA

March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Interlink Electronics, Inc. and its subsidiaries

Westlake Village, California

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014, and the related consolidated statement of comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its  operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/SingerLewak LLP

Los Angeles, California

December 11, 2015

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,430	$2,381
Restricted cash	5	5
Accounts receivable, net	1,599	1,838
Inventories	1,015	1,056
Prepaid expenses and other current assets	298	286
Total current assets	7,347	5,566
Property and equipment, net	176	154
Intangibles, net	13	23
Other assets	26	39
Total assets	$7,562	$5,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued payables	$484	$473
Accrued expenses and other accrued liabilities	304	300
Deferred revenue, current	71	53
Total current liabilities	859	826

Deferred revenue, non-current	40	92
Total liabilities	899	918
Commitments and contingencies (see notes 10 and 11)

Stockholders' equity:
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 5,861 and 5,860 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	6	6
Additional paid-in-capital	60,252	60,163
Accumulated other comprehensive income	6	27
Accumulated deficit	(53,601)	(55,332)
Total stockholders' equity	6,663	4,864
Total liabilities and stockholders' equity	$7,562	$5,782

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2015	2014
	(in thousands, except per share data)

Revenue, net	$10,514	$10,278
Cost of revenue	4,869	5,200
Gross profit	5,645	5,078
Operating expenses:
Product development and research	841	811
Selling, general and administrative	3,122	2,719
Total operating expenses	3,963	3,530
Operating income	1,682	1,548
Other income (expense):
Interest income	1	2
Other income (expense), net	3	(16)
Other income (expense), net	4	(14)
Income from continuing operations before provision for income taxes	1,686	1,534
(Benefit from) provision for income taxes	(11)	13
Income from continuing operations, net of tax	1,697	1,521
Income from discontinued operations, net of tax	34	34
Net income	1,731	1,555
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(21)	1
Comprehensive income	$1,710	$1,556

Earnings per share from continuing operations, net of tax: basic and diluted	$0.29	$0.26
Earnings per share on discontinued operations, net of tax: basic and diluted	-	0.01
Earnings per share: basic and diluted	$0.29	$0.27

Comprehensive income per share: basic and diluted	$0.29	$0.27

Weighted average common shares outstanding - basic	5,860	5,852
Weighted average common shares outstanding - diluted	5,904	5,852

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Stockholders’ Equity

				Additional	Accumulated		Total
	Common Stock			Paid-in-	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount		Capital	Income	Deficit	Equity
Balance at January 1, 2014	5,848		$6	$60,181	$26	$(56,887)	$3,326
Net income	—		—	—	—	1,555	1,555
Foreign currency translation adjustment	—		—	—	1	—	1
Exercised stock options	8		—	16	—	—	16
Restricted shares, net of cancellations	4		—	(34)	—	—	(34)
Balance at December 31, 2014	5,860		6	60,163	27	(55,332)	4,864
Net income	—	-	—	—	—	1,731	1,731
Foreign currency translation adjustment	—		—	—	(21)	—	(21)
Compensation expense related to equity awards, net of cancellations	1		—	89	—	—	89
Balance at December 31, 2015	5,861		$6	$60,252	$6	$(53,601)	$6,663

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$1,731	$1,555
Income from discontinued operations, net of tax	34	34
Income from continuing operations, net of tax	1,697	1,521
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Decrease in reserves for excess and obsolete inventories	(20)	(43)
Depreciation and amortization	56	80
Allowance for doubtful accounts	10	—
Issuance (cancellation) of restricted stock	89	(34)
Changes in operating assets and liabilities:
Accounts receivable, net	229	(291)
Inventories	61	(343)
Prepaid expenses and other current assets	(12)	(23)
Other assets	13	10
Accounts payable and accrued payables	11	161
Accrued expenses and other accrued liabilities	4	(5)
Deferred revenue	(34)	(60)
Net cash provided by operating activities -- continuing operations	2,104	973
Net cash provided by discontinued operations	34	34
Net cash provided by operations	2,138	1,007
Cash flows from investing activities:
Purchases of property and equipment	(68)	(118)
Costs of intangibles	—	(12)
Net cash used in investing activities	(68)	(130)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	16
Net cash provided by financing activities	—	16
Effect of exchange rate changes on cash and cash equivalents	(21)	1
Increase in cash and cash equivalents	2,049	894
Cash and cash equivalents, beginning of year	2,381	1,487
Cash and cash equivalents, end of year	$4,430	$2,381

Supplemental disclosure of non-cash activities
Income taxes (refunded) paid	$(4)	$1

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Consolidated Financial Statements

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Interlink Electronics, Inc. designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.  These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel 3 dimensional user inputs.  Our disruptive, leading edge human machine interface (HMI) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical.

Interlink Electronics has been a leader in the printed electronics industry for 30 years with the commercialization of our patented Force-Sensing Resistor (FSR®) technology that has enabled rugged and reliable HMI solutions.  Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world's top electronics manufacturers.

Interlink Electronics serves our world-wide customer-base from our corporate headquarters in Westlake Village, California (greater Los Angeles area), our global research and development center in Singapore, our printed-electronics manufacturing facility in Shenzhen, China, our global distribution and logistics center in Hong Kong, and technical and sales offices in North Carolina, USA and Japan.

We were incorporated in California on February 27, 1985.  On July 10, 1996, we re-incorporated into a Delaware corporation and, on July 20, 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc. Our principal executive office is located at 31248 Oak Crest Drive, Westlake Village, California 91361 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is January 1 through December 31.

Basis of Presentation

The accompanying consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). Our reporting currency is the United Sates dollar.  Our consolidated financial statements include the accounts of Interlink Electronics and our subsidiaries in Shenzhen and Hong Kong, China and Singapore. All inter-company accounts and transactions were eliminated in consolidation.

Share and per share amounts and weighted-average grant date fair value reflect the four-for-one stock split effected on May 29, 2014 and the two-for-one stock split effected on February 24, 2015. The number of authorized shares, common and preferred, and par values reflect the number of authorized shares and par values subsequent to increases to our common and preferred stock approved by the Board of Directors on May 29, 2014 and February 24, 2015.

Reclassifications

Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the current year’s presentation, with no changes to previously reported stockholders’ equity, net income or comprehensive income.

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar; however, our Hong Kong and Singapore subsidiaries transact business in their local currency.  Therefore, assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date.  Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.  Foreign currency transaction and translation gains and losses are included in results of operations.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force sensing technology.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements.  Management regularly evaluates estimates and assumptions related to revenue recognitions, allowances for doubtful accounts, warranty reserves, inventory valuations reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances.  These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Revenue Recognition

We recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred until the earnings process is complete.

We (i) input orders based upon receipt of a customer purchase order, (ii) confirm pricing through the customer purchase order record, (iii) validate creditworthiness through past payment history, credit agency reports and other financial data, and (iv)  recognize revenue upon shipment of goods and when risk of loss and title transfer to the buyer. All customers have warranty rights, and some customers also have explicit or implicit rights of return. We comply with ASC 605 with respect to sell-through and returns and the related recording of reserves for potential customer returns or warranty repairs.

A portion of our product sales is made through distributors under agreements allowing for right of return. Our past history with these right of return provisions allow us to reasonably estimate the amount of inventory that could be returned pursuant to these agreements, and revenue is recognized accordingly.

We recognize revenue for non-recurring engineering or non-recurring tooling fees when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured.

Warranty

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers.  We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements.  A warranty reserve is recorded against revenues when products are shipped.  At each reporting period, we adjust our reserve for warranty claims based on our actual warranty claims experience as a percentage of net revenue for the preceding 12 months and also consider the effect of known operations issues that may have an impact that differs from historical trends.  Historically, our warranty returns have not been material.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are presented in product revenues. Costs incurred for shipping and handling are included in cost of revenues.

Engineering, Research and Development Costs

Engineering, research and development (“R&D”) costs are expensed when incurred. R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. R&D expenses also include depreciation and amortization, and overhead, including facilities expenses.

Marketing Costs

All of the costs related to marketing and advertising our products are expensed as incurred or at the time the marketing takes place.

Stock-based Compensation

All stock‑based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values. The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. We calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. We are required to estimate the fair value of stock‑based payment awards on the date of grant using an option‑pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each award as of the date of grant using the Black‑Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black‑Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black‑Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

We have elected to recognize compensation expense for all stock‑based awards on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Other Income, Net

Other income, net, consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.

Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not determinable beyond a “more likely than not” standard, we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. ASC Topic 740-10 prescribes a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

We operate within multiple tax jurisdictions and is subject to audit in these jurisdictions. Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions.  Earnings of our foreign subsidiaries are not included in our U.S. federal income tax return until earnings are repatriated. We are generally eligible to receive tax credits on repatriated earnings on our U.S. federal income tax return for foreign taxes paid by our subsidiaries.

Comprehensive Income

Comprehensive income includes all components of comprehensive income, including net income and any changes in equity during the period form transactions and other events and circumstances generated  from non-owner sources.

Earnings per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares, which is inclusive of common stock equivalents from unexercised stock options and restricted stock units. Unexercised stock options and restricted stock units are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participating rights in undistributed earnings for each class of stock.

Risk and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the rapid change in our industry; problems with the performance, reliability or quality of our products; loss of customers;  impacts of doing business internationally, including foreign currency fluctuations; potential shortages of the supplies we use to manufacture our products; disruptions in our manufacturing facilities; changes in environmental directives impacting our manufacturing process or product lines; the development of new proprietary technology and the enforcement of intellectual property rights by or against  us; our ability to attract and retain qualified employees; and our ability to raise additional capital.

Cash and cash equivalents

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts.  Investments with original maturity dates less than 90 days are classified as cash equivalents. All of our cash and cash equivalents are held at major financial institutions in the United States, China and Singapore.  Our balances in each country were insured at the maximum limit determined by each country.  In the U.S., we had approximately $3.7 million and $1.9 million in excess of the Federal Deposit Insurance Corporation limit of $250,000 at December 31, 2015 and 2014, respectively.  Approximately $252,000 and $31,000 held in banks in China at December 31, 2015 and 2014, respectively were not insured.  Approximately $92,000 and $153,000 held in banks in Singapore at December 31, 2015 and 2014, respectively were not insured. We had cash balances in the United Kingdom in 2014 which were fully insured. There were no funds in the United Kingdom at December 31, 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly, testing and internal overhead. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at the lower of cost or market, we maintain reserves against individual stocking units. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense are calculated using the straight-line method over the assets’ remaining estimated useful lives, ranging from two to five years for machinery and equipment, including product tooling; and the shorter of the lease terms or estimated useful lives for leasehold improvements. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains and losses from retirements and asset disposals are recorded in selling, general and administrative (“SG&A”) expenses. Repairs and maintenance on our property, plant and equipment are expensed in the period incurred.

We perform periodic reviews to evaluate the recoverability of property, plant and equipment and to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceed their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Intangible Assets

Our intangible assets consist primarily of patents and trademarks and are carried at cost less accumulated amortization. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that an impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.

Fair Value

ASC Topic 820, Fair Value Measurements (“ASC 820”), establishes a framework for measuring fair value and requires disclosures about fair value measurement. ASC 820 emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Level 1:  Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:  Other inputs observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborate inputs; and

Level 3:  Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has not yet assessed the impact of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the

Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This update is intended to resolve the diverse accounting treatment of share-based payment awards whose performance target may be achieved after the requisite service period. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and does not anticipate it will have a material affect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40)”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet assessed the impact of ASU 2014-15 on its consolidated financial statements.

In February 2015, the Financial Accounts Standards Board, or FASB, issued ASU 2015-02, “Consolidation (Topic 810),” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015.  Effective January 1, 2016, the Company adopted ASU No. 2014-12 and does not anticipate it will have a material affect on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU may be applied prospectively or retrospectively. The Company adopted the ASU No. 2015-17 on January 1, 2016, to be applied retrospectively.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the impact of ASU 2016-02 to its consolidated financial statements.

NOTE 2-DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

The following tables provide details of selected balance sheet items:

	December 31,
	2015	2014
Inventories	(in thousands)
Raw materials	$681	$589
Work-in-process	172	326
Finished goods	162	141
Total inventories	$1,015	$1,056

	December 31,
	2015	2014
Property and equipment, net	(in thousands)
Furniture, machinery and equipment	$910	$2,105
Leasehold improvements	327	606
	1,237	2,711
Less: accumulated depreciation	(1,061)	(2,557)
Total property and equipment, net	$176	$154

Depreciation expense totaled $46,000 and $62,000 in 2015 and 2014, respectively. We retired or otherwise disposed of property, plant and equipment with cost and accumulated depreciation of $1.5 million and $1.5 million, respectively, during 2015 due to the closure of our large Camarillo, California facility to a location that was more appropriate for our current U.S. production needs.  There were no disposals of property, plant and equipment in 2014.

	December 31,
	2015	2014
Intangibles, net	(in thousands)
Patents and trademarks	$321	$321
Less: accumulated amortization	(308)	(298)
Total intangibles, net	$13	$23

Future amortization on existing intangibles over the next five years is as follows:

Years ending December 31,	(in thousands)
2016	$5
2017	$4
2018	$3
2019	$1

	December 31,
	2015	2014
Accrued expenses and other accrued liabilities	(in thousands)
Accrued warranty	$14	$17
Accrued wages and benefits	194	205
Accrued vacation	68	56
Accrued income taxes	7	17
Accrued other	21	5
Total accrued expenses and other accured liabilities	$304	$300

NOTE 3-FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s cash and marketable securities using the hierarchy described in Note 1 under the heading “Fair Value Measurements”:

	December 31, 2015
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash & Cash Equivalents
	(in thousands)
Level 1:
Cash	$—	$—	$—	$4,430
Restricted cash	—	—	—	5
Total	$—	$—	$—	$4,435

	December 31, 2014
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash & Cash Equivalents
	(in thousands)
Level 1:
Cash	$—	$—	$—	$2,381
Restricted cash				5
Total	$—	$—	$—	$2,386

NOTE 4-STOCK BASED COMPENSATION

Under the terms of our 1996 Stock Incentive Plan (the “Plan”), officers and key employees could be granted restricted stock units, as well as non-qualified or incentive stock options. The Plan was terminated in December 2015; however, all grants issued under the Plan prior to its termination will continue to vest, expire or terminate in accordance with the Plan document and the terms of each award.  The Compensation Committee of the Board of Directors determines the stock-based compensation grants.

As of December 31, 2015, none of our stock-based awards are classified as liabilities.  We did not capitalize any stock-based compensation cost. As of December 31, 2015, there was $423 thousand of unrecognized stock-based compensation expense related to non-vested restricted stock units.  All of our outstanding stock options are fully vested with no remaining unrecognized stock-based compensation expense.  The weighted average period over which the unearned stock-based compensation for the restricted stock units is expected to be recognized is approximately 3.3 years.  We are assuming there will be no forfeitures.  On a quarterly basis, we will assess our estimate of forfeitures based on recent forfeiture activity and expected future employee attrition.  We recognize the effect of adjustments made to forfeiture rates, if any, in the period we change the forfeiture estimate.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.

Share amounts and weighted-average grant date fair values reflect the four-for-one stock split effected on May 29, 2014 and the two-for-one stock split effected on February 24, 2015.

Restricted Stock Units

Our outstanding restricted stock unit grants vest over five years in installments of 50% on the fourth anniversary of the grant date and the remaining 50% on the fifth anniversary of the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Board of Directors.

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, January 1, 2014	64	$1.25	4.6	$60
Awarded	—	$—
Released	—	$—
Forfeited	—	$—
Restricted stock units, December 31, 2014	64	$1.25	3.6	$528
Awarded	65	$6.61
Released	—	$—
Forfeited	—	$—
Restricted stock units, December 31, 2015	129	$3.95	3.3	$921

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $7.14 and $8.25 as of December 31, 2015 and 2014, respectively.  In 2015 and 2014 no restricted stock units vested.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, January 1, 2014	67	$9.13	2.58	$—
Granted	—	$—
Exercised	(8)	$1.95
Cancelled or expired	(41)	$11.41
Options outstanding, December 31, 2014	18	$7.05	1.87	$35
Granted	—	$—
Exercised	—	$—
Cancelled or expired	(3)	$12.71
Options outstanding, December 31, 2015	15	$5.88	1.11	$22
Options exercisable, December 31, 2015	15	$5.88	1.11	$22

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $7.14 and $8.25 as of December 31, 2015 and 2014, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

The fair value of stock-based option awards is estimated at the date of grant using the Black-Scholes option pricing model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.  Expected volatility used to estimate the fair value of options granted is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option.  The expected life of a stock award is the period of time that the award is expected to be outstanding.  We have not granted options since 2008.

The following table provides additional information in regards to options outstanding as of December 31, 2015:

			Options Outstanding			Options Exercisable
							Weighted
Range of Exercise			Number	Weighted Average	Weighted Average	Number	Average Exercise
Price			Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
			(in thousands)	(years)		(in thousands)
$—	-	1.95	3	2.27	$1.95	3	$1.95
$6.00	-	8.13	12	0.78	$6.99	12	$6.99
			15	1.11	$5.88	15	$5.88

NOTE 5-EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2015	2014
	(in thousands)
Income from continuing operations, net of tax	$1,697	$1,521
Income from discontinued operations, net of tax	34	34
Net income	$1,731	$1,555

Weighted average outstanding shares of common stock	5,860	5,852
Dilutive potential common shares from stock options and restricted stock units	44	—
Common stock and common stock equivalents	5,904	5,852
Earnings per share:
Earnings per share from continuing operations, net of tax, basic and diluted	$0.29	$0.26
Earnings per share from discontinued operations, net of tax, basic and diluted	0.00	0.01
Earnings per share, basic and diluted	$0.29	$0.27

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	100	80

NOTE 6-TAXES

The components of earnings before income tax provision (benefit) for the years ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(in thousands)
Income (loss) before income tax provision (benefit):
Domestic	$1,004	$1,372
Foreign	682	162
	$1,686	$1,534

Income tax provision (benefit) consists of the following for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Income tax provision (benefit):
Current
Federal	$—	$—
State	5	1
Foreign	(16)	12
Total current	(11)	13
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax provision (benefit)	$(11)	$13

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	December 31,
	2015		2014
	$	%	$	%
	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$573	34.0%	$526	34.0%
State tax expense net of federal tax benefit	57	3.4%	82	5.2%
Foreign taxes	(53)	(3.1)%	(10)	(0.6)%
Other	(20)	(1.0)%	101	6.4%
Change in valuation allowance	(18,673)	(1,107.3)%	(1,219)	(77.7)%
Net operating loss carryforwards limited by §382	18,105	1,073.5%	533	34.0%
Income tax provision (benefit)	$(11)	(0.5)%	$13	0.8%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the difference are expected to reverse.  Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$729	$19,287
Credits	7	658
Accruals	19	21
Reserves	15	452
Fixed assets and intangible property	134	—
Stock compensation	30	36
Other	55	(792)
Total deferred tax assets	989	19,662
Valuation allowance	(989)	(19,662)
Net deferred tax assets	$—	$—

We had the following Net Operating Losses (“NOLs”) that can be used in future tax years:

	December 31,
	2015	2014
	(in thousands)
Net operating losses
Federal	$1,607	$49,600
State	2,421	27,200
Foreign	176	—
	$4,204	$76,800

The federal NOLs and tax credits may be carried forward through 2031; state NOLs may be carried forward through 2033; and foreign NOLs have various carry forward provisions in several jurisdictions.

During the period ended December 31, 2015 we conducted an IRC Section 382 study to determine if we have experienced an ownership change. The results of the study concluded that the Company experienced an ownership change in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Of our federal NOL amount as of December 31, 2015, $49.1 million is subject to an annual Section 382 limitation due to the February 2010 ownership change.  As of December 31, 2015, the available NOL carryforward is $1.6 million, $2.4 million and $176,000 for federal, state and foreign, respectively. The federal and state NOL carryforward is limited for use by IRC Section 382 at approximately $71,000 per year.    Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended December 31, 2015, or on our net deferred tax asset as of December 31, 2015.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state and foreign jurisdictions and have recorded a total valuation allowance of $989,000 as of December 31, 2015 and $19.7 million as of December 31, 2014.  Because we have historically experienced net tax losses, the benefits of which resulted in deferred tax assets, we have placed a full valuation allowance against all of our otherwise recognizable deferred tax assets in the federal and state jurisdictions.

As of December 31, 2015 and 2014, withholding and U.S. taxes had not been provided on unremitted earnings of non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would be taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

As of December 31, 2015 and 2014, the Company does not have any unrecognized tax benefits. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2015, the Company is subject to examination by tax authorities for 2012 – 2014 for U.S. and 2011 – 2014 for state.

NOTE 7-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or  greater than, 10% of total net revenues are as follows:

	For the year ended December 31,
	2015	2014
	(in thousands)
Customer A	22%	17%
Customer B	16%	* %
Customer C	13%	10%
Customer D	10%	19%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	For the year ended December 31,
	2015	2014
	(in thousands)
United States	$5,961	$6,183
Japan	442	553
Asia (other than Japan)	2,519	1,784
Europe and other	1,592	1,758
Revenue, net	$10,514	$10,278

Revenues by geographic area are based on the country of shipment.  The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures.  Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved.  At December 31, 2015, four customers accounted for 33%, 19%, 14% and 11% of total accounts receivable.  At December 31, 2014, four customers account for approximately 22%, 22%, 10% and 10% of total accounts receivable.  Our allowance for doubtful accounts was $10 thousand and nil as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, our long-lived assets were geographically located as follows:

	For the year ended December 31,
	2015	2014
	(in thousands)	(in thousands)
United States	$45	$41
Asia	144	136
Total long-lived assets	$189	$177

NOTE 8-RETIREMENT SAVINGS PLAN

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may defer up to 25% of their pre-tax salary but not more than the maximum annual amount allowable under IRS regulations. All contributions are fully vested and non-forfeitable at all times. We match 50% of the first $1,000 a participant contributes to the plan. Our matching contributions to the plan were $4,000 and $5,000 in 2015 and 2014 respectively.

NOTE 9-RELATED PARTY TRANSACTIONS

BKF Capital Group - We entered into an agreement, dated March 1, 2015 (the “Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the Agreement, commencing on March 1, 2015, BKF shall occupy and use one furnished office, telephone and other services, located at our corporate offices.  Pursuant to the Agreement, BKF shall pay to the Company a fee of $1,000 per month. For the year ended December 31, 2015, BKF paid $10,000 to the Company.  Steven N. Bronson, our CEO and Chairman, is also the Chairman, CEO and majority shareholder of BKF.

The Company paid fees to a related party for consulting services of $0 and $75,000 for the year ended December 31, 2015 and 2014, respectively. The agreement for consulting services was terminated December 31, 2014.

Qualstar Corporation (QBAK)- The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupation and use of a portion of their Simi Valley manufacturing location, IT support and other expenses paid by or on behalf of our Company.   Steven N. Bronson, our CEO and Chairman, is also the Chairman and CEO of Qualstar. Transactions with Qualstar are as follows:

	For the year ended December 31,
	2015	2014
	(in thousands)
Paid to Qualstar	$61	$49
Reimbursed from Qualstar	$15	$157

As of December 31, 2015, 2014 and 2013, Qualstar owed us $0, $5,000 and $0, respectively.  As of December 31, 2015, 2014 and 2013, we owed Qualstar $6,000, $2,000 and $0, respectively

NOTE 10-COMMITMENTS

Operating Leases

We lease facilities under non-cancellable operating leases.  The leases expire at various dates through fiscal 2020 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases.  Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$170	$186	$180	$183	$188	$907

NOTE 11-CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

Warranties

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. Our warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. Historically, our warranty returns have not been material.

Intellectual Property Indemnities

We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that we could incur related to such indemnifications.

Director and Officer Indemnities and Contractual Guarantees

We have entered into indemnification agreements with our directors and executive officers, which require us to indemnify such individuals to the fullest extent permitted by Nevada law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities.

We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.

Guarantees and Indemnities

In the normal course of business, we are occasionally required to undertake indemnification for which we may be required to make future payments under specific circumstances. We review our exposure under such obligations no less than annually, or more frequently as required. The amount of any potential liabilities related to such obligations cannot be accurately determined until a formal claim is filed. Historically, any such amounts that become payable have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance which may provide a source of recovery to us in the event of an indemnification claim.

NOTE 12-SUBSEQUENT EVENTS

Our board of directors has declared a 25% stock dividend payable on April 1, 2016 to stockholders of record at the close of business on March 29, 2016. Each stockholder will receive one quarter of a share of common stock for every one share of common stock issued and outstanding at the record date.  The stock dividend is the equivalent of a five-for-four split of our common stock.

The following table reflects the pro forma impact of the stock dividend on our common stock and earnings per share as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Net income	$1,731	$1,555

Weighted average outstanding shares of common stock	7,325	7,315
Dilutive potential common shares from stock options and restricted stock units	55	—
Common stock and common stock equivalents	7,380	7,315
Earnings per share:
Earnings per share, basic and diluted	$0.23	$0.21

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	125	100

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. In addition, we are not required to include in our Annual Report on Form 10-K an attestation report of our independent registered public accounting firm on management’s assessment regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation -- Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Related Party Transactions” and “Board of Directors and Corporate Governance -- Director Independence” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the disclosure appearing under the heading  “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3. Exhibits

See the Exhibit Index immediately following the signature pages of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2016	Interlink Electronics, Inc.

	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Bronson and Tracy Kern, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Bronson	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2016
Steven Bronson	(Principal Executive Officer)

/s/ Angela Blatteis	Director	March 25, 2016
Angela Blatteis

/s/ Frank Levinson	Director	March 25, 2016
Frank Levinson

/s/ Mark Bailey	Director	March 25, 2016
Mark Bailey

S-1

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016

3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016

4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016

10.2*	Employment Agreement, dated July 13, 2010, between the Registrant and Steven N. Bronson	10	000-21858	10.2	February 17, 2016

10.3*	Offer Letter, dated May 19, 2015, between the Registrant and Tracy A. Kern	10	000-21858	10.3	February 17, 2016

10.4*	Employment Agreement, dated January 31, 2014, between Interlink Electronics Singapore Private Limited and Albert Lu Chee Wai	10	000-21858	10.4	February 17, 2016

10.5*	Standard Multi-Tenant Office Lease – Gross, dated December 8, 2014, between K-Swiss Inc. and the Registrant	10	000-21858	10.5	February 17, 2016

16.1	Letter to the Securities and Exchange Commission from SingerLewak LLP dated January 20, 2016.	10	000-21858	16.1	February 17, 2016

21.1	List of Subsidiaries	10	000-21858	21.1	February 17, 2016

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

EX-1

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

#The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Interlink Electronics, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

EX-2