Form 10-Q
period 2016-03-31
INTERLINK ELECTRONICS INC
filed 2016-05-16
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001-37659

INTERLINK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0056625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31248 Oak Crest Drive, Suite 110
Westlake Village, California 91361

(Address of principal executive offices, zip code)

(805) 484-8855

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 9, 2016, the issuer had 7,326,261 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$4,615	$4,435
Accounts receivable, net	1,798	1,599
Inventories	1,183	1,015
Prepaid expenses and other current assets	219	298
Total current assets	7,815	7,347
Property, plant and equipment, net	159	176
Intangibles, net	11	13
Other assets	57	26
Total assets	$8,042	$7,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$401	$484
Accrued liabilities	246	304
Deferred revenue, current	71	71
Total current liabilities	718	859

Deferred revenue, long term	26	40
Total liabilities	744	899
Commitments and contingencies (see note 9)

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,326 and 7,326 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	7	7
Additional paid-in-capital	60,276	60,251
Accumulated deficit	(52,985)	(53,595)
Total stockholders' equity	7,298	6,663
Total liabilities and stockholders' equity	$8,042	$7,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands, except per share data)

Revenue, net	$2,805	$2,257
Cost of revenue	1,134	1,116
Gross profit	1,671	1,141
Operating expenses:
Engineering, research and development	141	161
Selling, general and administrative	912	729
Total operating expenses	1,053	890
Income from operations	618	251
Other income:
Other income, net	14	12
Income before income tax expense (benefit)	632	263
Income tax expense (benefit)	26	(11)
Net income	$606	$274

Earnings per share: basic and diluted	$0.08	$0.04

Weighted average common shares outstanding - basic	7,326	7,324
Weighted average common shares outstanding - diluted	7,391	7,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$606	$274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28	26
Stock based compensation	25	7
Changes in operating assets and liabilities:
Accounts receivable	(199)	162
Inventories	(168)	(36)
Prepaid expenses and other current assets	79	51
Other assets	(31)	2
Accounts payable	(83)	(123)
Accrued liabilities	(58)	(70)
Deferred revenue	(14)	(13)
Net cash provided by operations	185	280
Cash flows from investing activities:
Purchases of property and equipment	(9)	(35)
Net cash used in investing activities	(9)	(35)

Effect of exchange rate changes on cash and cash equivalents	4	(1)
Increase in cash and cash equivalents	180	244
Cash and cash equivalents, beginning of period	4,435	2,386
Cash and cash equivalents, end of period	$4,615	$2,630

Supplemental disclosure of non-cash activities.
Income taxes (refunded) paid	$(15)	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Interlink Electronics, Inc. designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel 3 dimensional user inputs. Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is January 1 through December 31.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required for annual periods. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report filed with the SEC on March 25, 2016.

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and the consolidated cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

Our condensed consolidated financial statements include the accounts of Interlink Electronics and our subsidiaries in Shenzhen and Hong Kong, China, and Singapore. All inter-company accounts and transactions were eliminated in consolidation.

Share and per share amounts and weighted-average grant date fair value reflect the two-for-one stock split effected on February 24, 2015 as well as the stock dividend paid on April 1, 2016 of one quarter of one share of common stock for every one share of common stock issued and outstanding on March 29, 2016. The number of authorized shares, common and preferred, and par values reflect the number of authorized shares and par values subsequent to increases to our common and preferred stock approved by the Board of Directors on February 24, 2015 and March 11, 2016, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognitions, allowances for doubtful accounts, warranty reserves, inventory valuations reserves, stock-based compensation, purchased intangible asset valuations and useful

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updated, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has not yet assessed the impact of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This update is intended to resolve the diverse accounting treatment of share-based payment awards whose performance target may be achieved after the requisite service period. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and there was no impact to our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40)”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet assessed the impact of ASU 2014-15 on its consolidated financial statements.

In February 2015, the Financial Accounts Standards Board, or FASB, issued ASU 2015-02, “Consolidation (Topic 810),” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and it had no impact on our consolidated financial statments.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU may be applied prospectively or retrospectively. The Company adopted the ASU No. 2015-17 on January 1, 2016, and it had no impact on our consolidated financial statements.

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

NOTE 2-INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Inventories	(in thousands)
Raw materials	$833	$681
Work-in-process	195	172
Finished goods	155	162
Total inventories	$1,183	$1,015

NOTE 3-STOCKHOLDERS’ EQUITY

On February 24, 2015, we completed a two (2) share for one (1) share forward stock split of our common stock, and on April 1, 2016, we completed a stock dividend of one quarter of one share of common stock for every one share of

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

common stock outstanding. All share amounts, exercise prices, and weighted-average grant date fair value for our common stock, stock options and restricted stock reflect the stock splits.

In conjunction with the February 24, 2015 stock split, the board of directors authorized the adoption of an amendment to the Articles of Incorporation to increase the Company’s authorized Common Stock from 15,000,000 shares to 30,000,000 shares. The number of authorized shares, common and preferred, and par values in the accompanying unaudited condensed consolidated financial statements have been recast to reflect the number of authorized shares and par values on a post-split basis.

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

Share amounts and weighted-average grant date fair values reflect the two-for-one stock split effected on February 24, 2015 and the one quarter of one share of common stock for every one share of common stock dividend effected on April 1, 2016.

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

Activity for our restricted stock units is as follows:

Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2015	161	$3.16	3.3	$921
Awarded	—	$—
Released	—	$—
Forfeited	—	$—
Restricted stock units, March 31, 2016	161	$3.16	3.0	$1,148

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $7.12 and $5.71 as of March 31, 2016 and December 31, 2015, respectively. No restricted stock units vested in the three months ended March 31, 2016 or 2015, repectively.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2015	18	$4.70	1.11	$22
Granted	—	$—
Exercised	—	$—
Cancelled or expired	(6)	$6.30
Options outstanding, March 31, 2016	12	$3.97	1.29	$39
Options exercisable, March 31, 2016	12	$3.97	1.29	$39

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $7.12 and $5.71 as of March 31, 2016 and December 31, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of March 31, 2016:

			Options Outstanding			Options Exercisable
							Weighted
Range of Exercise			Number	Weighted Average	Weighted Average	Number	Average Exercise
Price			Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
			(in thousands)	(years)		(in thousands)
$—	-	1.56	4	2.02	$1.56	4	$1.56
$4.80	-	6.50	8	0.94	$5.12	8	$5.12
			12	1.29	$3.97	12	$3.97

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	March 31,
	2016	2015
	(in thousands)
Net income	$606	$274

Weighted average outstanding shares of common stock	7,326	7,324
Dilutive potential common shares from stock options and restricted stock units	65	—
Common stock and common stock equivalents	7,391	7,324
Earnings per share:
Earnings per share, basic and diluted	$0.08	$0.04

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	109	55

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Customer A	19%	17%
Customer B	11%	*	%
Customer C	11%	23%
Customer D	10%	*	%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
United States	$1,579	$1,296
Asia	685	525
Europe and other	541	436
Revenue, net	$2,805	$2,257

Revenues by geographic area are based on the country of shipment. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2016, four customers accounted for 30%, 15%, 13% and 10% of total accounts receivable, respectively. At

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

December 31, 2015, four customers accounted for approximately 33%, 19%, 14% and 11% of total accounts receivable, respectively. Our allowance for doubtful accounts was nil and $10,000 as of March 31, 2016 and December 31, 2015, respectively.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)	(in thousands)
United States	$45	$45
Asia	125	144
Total long-lived assets	$170	$189

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group - We entered into an agreement, dated March 1, 2015 (the “Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the Agreement, commencing on March 1, 2015, BKF shall occupy and use one furnished office, telephone and other services, located at our corporate offices. Pursuant to the Agreement, BKF shall pay to the Company a fee of $1,000 per month. BKF paid $3,000 and nil for the three months ended March 31, 2016 and 2015, respectively. Steven N. Bronson, our CEO and Chairman, is also the Chairman, CEO and majority shareholder of BKF.

Qualstar Corporation (QBAK)- The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupation and use of a portion of their Simi Valley manufacturing location, IT support and other expenses paid by or on behalf of our Company. Steven N. Bronson, our CEO and Chairman, is also the Chairman and CEO of Qualstar. Transactions with Qualstar are as follows:

	Three months ended March 31,
	2016		2015
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$—	$6	$5	$2

Billed to Qualstar by Interlink	2	—	10	—
Paid by Qualstar to Interlink	(2)	—	(15)	—

Billed to Interlink by Qualstar	—	11	—	17
Paid by Interlink to Qualstar	—	(13)	—	(13)

Balance at March 31,	$—	$4	$—	$6

NOTE 8-INCOME TAXES

Income tax expense (benefit) as a percentage of income from operations before incomes taxes was 4.2% for the three months ended March 31, 2016 compared to (4.4)% for the comparable period in the prior year. Our income tax expense (benefit) is primarily impacted by domestic and foreign taxes as well as our ability to utilize our NOLs.

During the year ended December 31, 2015 we conducted an IRC Section 382 study to determine if we have experienced an ownership change. The results of the study concluded that the Company experienced an ownership change in February 2010. Of our federal NOL amount as of December 31, 2015, $49.1 million is subject to an annual Section 382

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

limitation due to the February 2010 ownership change. As of December 31, 2015, the available NOL carryforward is $1.6 million, $2.4 million and $176,000 for federal, state and foreign jurisdictions, respectively. The federal and state NOL carryforward is limited for use by IRC Section 382 at approximately $71,000 per year.

NOTE 9-COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	Remaining 2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$129	$190	$184	$188	$195	$886

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operation or cash flow.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

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

We were incorporated in California on February 27, 1985. On July 10, 1996, we re-incorporated into a Delaware corporation and, on July 20, 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc. Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Critical Account Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Actual results could differ significantly from those estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances. We regularly discuss with our audit committee the basis of our estimates. These estimates could change under different assumptions or conditions.

We believe that our critical account polices and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2015, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the three months ended March 31, 2016.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “Note 1 The Company and its Significant Accounting Policies – Recent Accounting Pronouncements” in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015

The following table sets forth certain unaudited condensed consolidated statements of income data for the periods indicated. The percentages in the table are based on net revenues.

	Three months ended March 31,
	2016		2015
	$	%	$	%
	(in thousands, except percentages)
Revenue, net	$2,805	100.0%	$2,257	100.0%
Cost of revenue	1,134	40.4%	1,116	49.4%
Gross profit	1,671	59.6%	1,141	50.6%
Operating expenses
Engineering, research and development	141	5.0%	161	7.1%
Selling, general and administrative	912	32.6%	729	32.3%
Total operating expenses	1,053	37.6%	890	39.4%
Income from operations	618	22.0%	251	11.2%
Other income:
Other income, net	14	0.5%	12	0.5%
Income before income tax expense (benefit)	632	22.5%	263	11.7%
Income tax expense (benefit)	26	0.9%	(11)	(0.4)%
Net income	$606	21.6%	$274	12.1%

Revenue, net by Market is as follows:

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$806	28.7%	$564	25.0%	$242	42.9%
Industrial	495	17.6%	236	10.5%	259	109.7%
Medical	301	10.7%	511	22.6%	(210)	(41.1)%
Consumer	242	8.6%	334	14.8%	(92)	(27.5)%
Standard	961	34.4%	612	27.1%	349	57.0%
Revenue, net	$2,805	100.0%	$2,257	100.0%	$548	24.3%

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

The increase in net revenues was driven by increased sales of our custom products in the automotive, and industrial markets, partially offset by decreased sales of our custom products into the medical and consumer markets. We also had a significant increase in sales of our standard products. The growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines. The decrease in custom medical and consumer market sales was driven primarily by the timing of orders from our current customers in these markets. Standard product sales increased due to an increase in orders from our current customers. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,134	40.4%	$1,116	49.4%	$18	1.6%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories. Cost of revenue was consistent with the same period in the prior year despite our increase in revenues. Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$141	5.0%	$161	7.1%	$(20)	(12.4)%

Product development and research expenses, or R&D, consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our R&D costs decreased as compared to the prior year primarily due to a temporary decrease in R&D staffing. In future periods, we anticipate engineering, research and development costs to continue to surpass prior years as we normalize manufacturing staffing to meet our current production levels and then increase our engineering, research and development staffing to enhance our technology and product offerings. We intend to grow our global research and development center in Singapore substantially over the next five years, including by expanding our research and development team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment. During the three months ended March 31, 2016, we entered into a five-year lease agreement in Singapore and began the modifications for our new 4,500 square foot R&D facility which we intend to occupy in July 2016.

	Three months ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$912	32.6%	$729	32.3%	$183	25.1%

Selling, general and administrative expenses, or SG&A, consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. The increase in SG&A expense is driven by increased compensation costs as we expand our SG&A team to support our growing business, as well as increased professional fees as a result of our successful efforts to regain active filing status with the Securities and Exchange Commission and our relisting on NASDAQ. We also had an increases in insurance costs.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $4.6 million of which $371,000 was held by our foreign subsidiaries, working capital of $7.1 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2016.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operations	$185	$280
Net cash used in investing activities	$(9)	$(35)
Net cash provided by financing activities	$—	$—

Net Cash Provided By Operating Activities

For the three months ended March 31, 2016, the $185,000 in net cash provided by operating activities was primarily attributable to net income of $606,000 and adjustments for non-cash charges of $53,000. The net change to operating assets of $474,000 was primarily due to the increase of $199,000 in accounts receivable and $168,000 in inventory, as well as an decrease of $141,000 in accounts payable and accrued liabilities partially offset by a decrease of $14,000 in deferred revenue and an increase of $48,000 in all other assets including prepaids.

Accounts receivable decreased from $1.6 million at December 31, 2015 to $1.8 million at March 31, 2016 due to the timing of shipments and payments during the period. We had no past due accounts receivable at March 31, 2016. Inventories increased from $1.0 million at December 31, 2015 to $1.1 million at March 31, 2016. Inventory balances will fluctuate depending on the timing of materials purchases and product shipment. Accounts payable and accrued liabilities decreased from $788,000 at December 31, 2015 to $647,000 at March 31, 2016 primarily due to the timing of payment for materials purchases. Deferred revenue decreased from $111,000 at December 31, 2015 to $97,000 at March 31, 2016 primarily due to the recognition of non-recurring engineering fees as deliverables were provided to the customer.

Net Cash Used In Investing Activities

Net cash used in investing activities of $9,000 for the three months ended March 31, 2016 related to the purchase of capital equipment in the US and China.

Off-Balance Sheet Arrangements

At March 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

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

Commitments

As of March 31, 2016, our principal commitments consisted of obligations under the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements:

	Remaining 2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$129	$190	$184	$188	$195	$886

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the three months ended March 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2016, we issued an aggregate of 1,465,243 shares of our common stock to our stockholders of record at the close of business on March 29, 2016, as a stock dividend of one quarter of a share of common stock for every one share of common stock issued and outstanding at the record date. The issuance of the shares as a stock dividend was not a “sale” within the meaning of, and not required to be registered under, the Securities Act of 1933, as amended.

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: May 13, 2016	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)