Form 10-Q
period 2016-06-30
INTERLINK ELECTRONICS INC
filed 2016-08-12
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 11, 2016, the issuer had 7,328,055 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$5,404	$4,435
Accounts receivable, net	1,735	1,599
Inventories	1,285	1,015
Prepaid expenses and other current assets	208	298
Total current assets	8,632	7,347
Property, plant and equipment, net	312	176
Intangibles, net	9	13
Other assets	61	26
Total assets	$9,014	$7,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$604	$484
Accrued liabilities	286	304
Deferred revenue, current	71	71
Total current liabilities	961	859

Deferred revenue, long term	13	40
Total liabilities	974	899
Commitments and contingencies (see note 9)

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,326 and 7,326 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7	7
Additional paid-in-capital	60,294	60,251
Accumulated deficit	(52,261)	(53,595)
Total stockholders' equity	8,040	6,663
Total liabilities and stockholders' equity	$9,014	$7,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)

Revenue, net	$3,054	$2,841	$5,859	$5,098
Cost of revenue	1,211	1,387	2,345	2,503
Gross profit	1,843	1,454	3,514	2,595
Operating expenses:
Engineering, research and development	174	257	315	418
Selling, general and administrative	755	746	1,667	1,475
Total operating expenses	929	1,003	1,982	1,893
Income from operations	914	451	1,532	702
Other income:
Other income, net	15	30	29	42
Income before income tax expense (benefit)	929	481	1,561	744
Income tax expense (benefit)	180	-	206	(11)
Net income	$749	$481	$1,355	$755

Earnings per share: basic and diluted	$0.10	$0.06	$0.18	$0.10

Weighted average common shares outstanding - basic	7,326	7,324	7,326	7,324
Weighted average common shares outstanding - diluted	7,406	7,324	7,400	7,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$1,355	$755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34	51
Stock based compensation	43	27
Changes in operating assets and liabilities:
Accounts receivable	(136)	(309)
Inventories	(270)	86
Prepaid expenses and other current assets	90	49
Other assets	(35)	1
Accounts payable	120	(95)
Accrued liabilities	(18)	(19)
Deferred revenue	(27)	(3)
Net cash provided by operations	1,156	543
Cash flows from investing activities:
Purchases of property and equipment	(166)	(41)
Net cash used in investing activities	(166)	(41)

Effect of exchange rate changes on cash and cash equivalents	(21)	(1)
Increase in cash and cash equivalents	969	501
Cash and cash equivalents, beginning of period	4,435	2,386
Cash and cash equivalents, end of period	$5,404	$2,887

Supplemental disclosure of non-cash activities:
Income taxes paid	$22	$1

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

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has not yet assessed the impact of ASU 2014-09 on its consolidated financial statements.

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

In February 2015, the Financial Accounts Standards Board, or FASB, issued ASU 2015-02, “Consolidation (Topic 810),” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Effective January 1, 2016, the Company adopted ASU No. 2015-12 and it had no impact on our consolidated financial statments.

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

NOTE 2-INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Inventories	(in thousands)
Raw materials	$688	$681
Work-in-process	365	172
Finished goods	232	162
Total inventories	$1,285	$1,015

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

NOTE 4-STOCK BASED COMPENSATION

Under the terms of our 2016 Omnibus Incentive Plan (the “Plan”), officers and key employees could be granted restricted stock units, as well as non-qualified or incentive stock options. The Plan replaces the 1996 Stock Incentive Plan which was terminated in December 2015; however, all grants issued under the 1996 Stock Incentive Plan prior to its termination will continue to vest, expire or terminate in accordance with the Plan document and the terms of each award.

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

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2015	161	$3.16	3.30	$921
Awarded	—	$—
Released	—	$—
Forfeited	(6)	$6.00
Restricted stock units, June 30, 2016	155	$3.05	2.72	$1,826

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $11.78 and $5.71 as of June 30, 2016 and December 31, 2015, respectively. No restricted stock units vested in the six months ended June 30, 2016 or 2015.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2015	18	$4.70	1.11	$22
Granted	—	$—
Exercised	—	$—
Cancelled or expired	(6)	$6.32
Options outstanding, June 30, 2016	12	$3.80	1.12	$93
Options exercisable, June 30, 2016	12	$3.80	1.12	$93

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $11.78 and $5.71 as of June 30, 2016 and December 31, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of June 30, 2016:

			Options Outstanding			Options Exercisable
							Weighted
Range of			Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price			Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
			(in thousands)	(years)		(in thousands)
$—	-	1.56	4	1.77	$1.56	4	$1.56
$4.80	-	5.30	8	0.79	$4.97	8	$4.97
			12	1.12	$3.80	12	$3.80

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	749	$481	$1,355	$755

Weighted average outstanding shares of common stock	7,326	7,324	7,326	7,324
Dilutive potential common shares from stock options and restricted stock units	80	-	74	—
Common stock and common stock equivalents	7,406	7,324	7,400	7,324
Earnings per share:
Earnings per share, basic and diluted	$0.10	$0.06	$0.18	$0.10

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	87	124	93	123

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Customer A	20%	23%	20%	20%
Customer B	14%	* %	13%	* %
Customer C	12%	16%	11%	19%
Customer D	12%	23%	10%	20%
Customer E	10%	*	10%	*

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
United States	$1,913	$1,576	$3,492	$2,872
Asia	632	862	1,317	1,387
Europe and other	509	403	1,050	839
Revenue, net	$3,054	$2,841	$5,859	$5,098

Revenues by geographic area are based on the country of shipment. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2016, four customers accounted for 24%, 21%, 12% and 12% of total accounts receivable, respectively. At December 31, 2015, four customers accounted for approximately 33%, 19%, 14% and 11% of total accounts receivable, respectively. Our allowance for doubtful accounts was nil and $10,000 as of June 30, 2016 and December 31, 2015, respectively.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
United States	$60	$45
Asia	261	144
Total long-lived assets	$321	$189

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group - We entered into an agreement, dated March 1, 2015 (the “Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the Agreement, commencing on March 1, 2015, BKF shall occupy and use one furnished office, telephone and other services, located at our corporate offices. Pursuant to the Agreement, BKF shall pay to the Company a fee of $1,000 per month. BKF paid $3,000 and $4,000 for the three months ended June 30, 2016 and 2015, respectively. BKF paid $6,000 and $4,000 for the six months ended June 30, 2016 and 2015, respectively Steven N. Bronson, our CEO and Chairman, is also the Chairman, CEO and majority shareholder of BKF.

Qualstar Corporation (QBAK)- The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupation and use of a portion of their Simi Valley manufacturing location and other expenses paid by or on behalf of our Company. Steven N. Bronson, our CEO and Chairman, is also the Chairman and CEO of Qualstar. Transactions with Qualstar are as follows:

	Three months ended June 30,
	2016		2015
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at March 31,	$—	$4	$—	$6

Billed to Qualstar by Interlink	4	—	1	—
Paid by Qualstar to Interlink	—	—	—	—

Billed to Interlink by Qualstar	—	9	—	13
Paid by Interlink to Qualstar	—	(10)	—	(15)

Balance at June 30,	$4	$3	$1	$4

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

	Six months ended June 30,
	2016		2015
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$—	$6	$5	$2

Billed to Qualstar by Interlink	6	—	11	—
Paid by Qualstar to Interlink	(2)	—	(15)	—

Billed to Interlink by Qualstar	—	20	—	30
Paid by Interlink to Qualstar	—	(23)	—	(28)

Balance at June 30,	$4	$3	$1	$4

NOTE 8-INCOME TAXES

Income tax expense (benefit) as a percentage of income from operations before incomes taxes was 13.2% for the six months ended June 30, 2016 compared to (1.5)% for the comparable period in the prior year. Our income tax expense (benefit) is primarily impacted by domestic and foreign taxes as well as our ability to utilize our NOLs.

During the year ended December 31, 2015 we conducted an IRC Section 382 study to determine if we had experienced an ownership change. The results of the study concluded that the Company experienced an ownership change in February 2010. Of our federal NOL amount as of December 31, 2015, $49.1 million is subject to an annual Section 382 limitation due to the February 2010 ownership change. As of December 31, 2015, the available NOL carryforward is $1.6 million, $2.4 million and $176,000 for federal, state and foreign jurisdictions, respectively. The federal and state NOL carryforward is limited for use by IRC Section 382 at approximately $71,000 per year.

NOTE 9-COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2020 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum lease payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	Remaining 2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$128	$220	$184	$187	$195	$914

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operation or cash flows.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

We believe that our critical account polices and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2015, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the six months ended June 30, 2016.

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

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue, net	$3,054	100.0%	$2,841	100.0%	$5,859	100.0%	$5,098	100.0%
Cost of revenue	1,211	39.7%	1,387	48.8%	2,345	40.0%	2,503	49.1%
Gross profit	1,843	60.3%	1,454	51.2%	3,514	60.0%	2,595	50.9%
Operating expenses
Engineering, research and development	174	5.7%	257	9.0%	315	5.4%	418	8.2%
Selling, general and administrative	755	24.7%	746	26.3%	1,667	28.5%	1,475	28.9%
Total operating expenses	929	30.4%	1,003	35.3%	1,982	33.9%	1,893	37.1%
Income from operations	914	29.9%	451	15.9%	1,532	26.1%	702	13.8%
Other income:
Other income, net	15	0.5%	30	1.0%	29	0.5%	42	0.8%
Income before income tax expense (benefit)	929	30.4%	481	16.9%	1,561	26.6%	744	14.6%
Income tax expense (benefit)	180	5.9%	—	-%	206	3.5%	(11)	(0.2)%
Net income	$749	24.5%	$481	16.9%	$1,355	23.1%	$755	14.8%

Results of Operations for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015

Revenue, net by Market is as follows:

	Three months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$920	30.1%	$836	29.4%	$84	10.0%
Industrial	313	10.2%	284	10.0%	29	10.2%
Medical	361	11.8%	458	16.1%	(97)	(21.2)%
Consumer	367	12.0%	663	23.3%	(296)	(44.6)%
Standard	1,093	35.9%	600	21.2%	493	82.2%
Revenue, net	$3,054	100.0%	$2,841	100.0%	$213	7.5%

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

The increase in net revenues was driven by increased sales of our custom products in the automotive and industrial markets, partially offset by decreased sales of our custom products into the medical and consumer markets. We also had a significant increase in sales of our standard products. The growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines. The decrease in custom medical and consumer market sales was driven primarily by the timing of orders from our current customers in these markets. Standard product sales increased due to an increase in orders from our current customers. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,211	39.7%	$1,387	48.8%	$(176)	(12.7)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories. Cost of revenue decreased compared with the same period in the prior year despite our increase in revenues. Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.

	Three months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$174	5.7%	$257	9.0%	$(83)	(32.3)%

Product development and research expenses, or R&D, consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our R&D costs decreased as compared to the prior year primarily due to a temporary realignment of  R&D staffing.  In future periods, we anticipate engineering, research and development costs to continue to surpass prior years as we normalize manufacturing staffing to meet our current production levels and then increase our engineering, research and development staffing to enhance our technology and product offerings. We intend to grow our global research and development center in Singapore substantially over the next five years, including expanding our research and development team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment. On February 24, 2016 we entered into a five-year lease agreement in Singapore and moved in to the new facility in July 2016.

	Three months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$755	24.7%	$746	26.3%	$9	1.2%

Selling, general and administrative expenses, or SG&A, consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. SG&A expenses were consistent with the prior period although lower compensation costs reflected a temporary realignment of our sales and marketing team. We intend to add senior management to the sales and marketing team. This was offset by increased professional fees as a result of our successful efforts to regain active filing status with the Securities and Exchange Commission and our relisting on NASDAQ. We also had an increases in insurance costs.

Results of Operations for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015

Revenue, net by Market is as follows:

	Six months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$1,726	29.5%	$1,400	27.5%	$326	23.3%
Industrial	610	10.4%	520	10.2%	90	17.3%
Medical	662	11.3%	969	19.0%	(307)	(31.7)%
Consumer	808	13.8%	997	19.5%	(189)	(19.0)%
Standard	2,053	35.0%	1,212	23.8%	841	69.4%
Revenue, net	$5,859	100.0%	$5,098	100.0%	$761	14.9%

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

	Six months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$2,345	40.0%	$2,503	49.1%	$(158)	(6.3)%

Cost of revenue was lower compared with the same period in the prior year despite our increase in revenues. Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.

	Six months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$315	5.4%	$418	8.2%	$(103)	(24.6)%

Our R&D costs decreased as compared to the prior year primarily due to a temporary decrease in R&D staffing. In future periods, we anticipate engineering, research and development costs to continue to surpass prior years as we normalize manufacturing staffing to meet our current production levels and then increase our engineering, research and development staffing to enhance our technology and product offerings. We intend to grow our global research and development center in Singapore substantially over the next five years, including expanding our research and development team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment. On February 24, 2016 we entered into a five-year lease agreement in Singapore and moved into the new facility in July 2016.

	Six months ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$1,667	28.5%	$1,475	28.9%	$192	13.0%

SG&A expenses were driven by increased professional fees as a result of our successful efforts to regain active filing status with the Securities and Exchange Commission and our relisting on NASDAQ. We also had an increases in insurance costs.  We added a Vice President of Sales and Marketing in August 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $5.4 million of which $470,000 was held by our foreign subsidiaries, working capital of $7.7 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2016.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six months ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operations	$1,156	$543
Net cash used in investing activities	$(166)	$(41)
Net cash provided by financing activities	$—	$—

Net Cash Provided By Operating Activities

For the six months ended June 30, 2016, the $1,156,000 in net cash provided by operating activities was primarily attributable to net income of $1,355,000 and adjustments for non-cash charges of $77,000. The net change to operating assets of $276,000 was primarily due to the increase of $136,000 in accounts receivable and $270,000 in inventory, as well as an increase of $102,000 in accounts payable and accrued liabilities partially offset by a decrease of $27,000 in deferred revenue and a decrease of $55,000 in all other assets including prepaids.

Accounts receivable increased from $1.6 million at December 31, 2015 to $1.7 million at June 30, 2016 due to the timing of shipments and payments during the period. We had no past due accounts receivable at June 30, 2016. Inventories increased from $1.0 million at December 31, 2015 to $1.3 million at June 30, 2016. Inventory balances will fluctuate depending on the timing of materials purchases and product shipment. Accounts payable and accrued liabilities increased from $788,000 at December 31, 2015 to $890,000 at June 30, 2016 primarily due to the timing of payment for materials purchases. Deferred revenue decreased from $111,000 at December 31, 2015 to $84,000 at June 30, 2016 primarily due to the recognition of non-recurring engineering fees as deliverables were provided to the customer.

Net Cash Used In Investing Activities

Net cash used in investing activities of $166,000 for the six months ended June 30, 2016 related to the expansion of our new research and development center in Singapore.

Off-Balance Sheet Arrangements

At June 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Commitments

As of June 30, 2016, our principal commitments consisted of obligations under the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements:

	Remaining 2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$128	$220	$184	$187	$195	$914

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the six months ended June 30, 2016.

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

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
10.1	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 12, 2016	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Steven N. Bronson
Steven N. Bronson
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)