Form 10-Q
period 2016-09-30
INTERLINK ELECTRONICS INC
filed 2016-11-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of  November 8, 2016, the issuer had 7,328,055 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,162	$4,435
Accounts receivable, net	1,769	1,599
Inventories	1,242	1,015
Prepaid expenses and other current assets	140	298
Total current assets	9,313	7,347
Property, plant and equipment, net	357	176
Intangibles, net	38	13
Other assets	58	26
Total assets	$9,766	$7,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$330	$484
Accrued liabilities	322	304
Accrued income taxes	329	—
Deferred revenue, current	88	71
Total current liabilities	1,069	859

Deferred revenue, long term	—	40
Total liabilities	1,069	899
Commitments and contingencies (see note 9)

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,328 and 7,326 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	7	7
Additional paid-in-capital	60,341	60,251
Accumulated deficit	(51,651)	(53,595)
Total stockholders' equity	8,697	6,663
Total liabilities and stockholders' equity	$9,766	$7,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)

Revenue, net	$3,246	$2,646	$9,105	$7,744
Cost of revenue	1,296	1,135	3,641	3,638
Gross profit	1,950	1,511	5,464	4,106
Operating expenses:
Engineering, research and development	183	219	498	637
Selling, general and administrative	830	816	2,497	2,291
Total operating expenses	1,013	1,035	2,995	2,928
Income from operations	937	476	2,469	1,178
Other income (expense):
Other income (expense), net	6	(10)	35	32
Income before income tax expense (benefit)	943	466	2,504	1,210
Income tax expense (benefit)	329	8	535	(3)
Net income	614	458	1,969	1,213
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4)	(8)	(25)	(9)
Comprehensive income	$610	$450	$1,944	$1,204

Earnings per share: basic and diluted	$0.08	$0.06	$0.27	$0.17

Weighted average common shares outstanding - basic	7,327	7,325	7,327	7,324
Weighted average common shares outstanding - diluted	7,410	7,331	7,406	7,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$1,969	$1,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63	46
Stock based compensation	90	55
Changes in operating assets and liabilities:
Accounts receivable	(170)	(35)
Inventories	(227)	122
Prepaid expenses and other current assets	158	129
Other assets	(32)	(8)
Accounts payable	(154)	(169)
Accrued liabilities	18	(14)
Accrued income taxes	329	—
Deferred revenue	(23)	(22)
Net cash provided by operations	2,021	1,317
Cash flows from investing activities:
Purchases of property and equipment	(239)	(83)
Costs of intangibles	(30)	—
Net cash used in investing activities	(269)	(83)

Effect of exchange rate changes on cash and cash equivalents	(25)	(1)
Net increase in cash and cash equivalents	1,727	1,233
Cash and cash equivalents, beginning of period	4,435	2,386
Cash and cash equivalents, end of period	$6,162	$3,619

Supplemental disclosure of cash flow information:
Income taxes paid	$206	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technologies, firmware and software into a portfolio of standard sensor based products and custom sensor system solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is January 1 through December 31.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required for annual periods. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, filed with the SEC on March 25, 2016.

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

Our condensed consolidated financial statements include the accounts of Interlink and our subsidiaries in Shenzhen, China, Hong Kong and Singapore. All intercompany accounts and transactions between our consolidated operations have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Management regularly evaluates estimates and assumptions including those related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuations reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC 605, “Revenue Recognition.” The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than were required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has not yet assessed the impact of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This update is intended to resolve the diverse accounting treatment of share-based payment awards whose performance target may be achieved after the requisite service period. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and there was no impact to our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Effective January 1, 2016, the Company adopted ASU No. 2015-12 and it had no impact on our consolidated financial statments.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU may be applied prospectively or retrospectively. The Company adopted the ASU No. 2015-17 on January 1, 2016, and it had no impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition anf Measurment of Financial Assets and Financial Liabilities,” that amends existing guidance around classification and measurement of certain financial assets and liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. For equity investments without readily determinable fair values, the cost method is also eliminated. However, most entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. The standard also requires that financial assets and liabilities be disclosed separately in the notes to the financial statements based on measurement principle and form of financial asset. The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2017. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which replaces the existing guidance in ASC 840, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the impact of ASU 2016-02 to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which modifies and simplifies several aspects of accounting for share-based payment transactions. Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions. Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. The full amount of

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

excess tax benefits should be classified along with other income tax cash flows as an operating activity. When awards are settled, cash paid to the taxing authorities by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Additionally, with respect to forfeitures of awards, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements and related disclosures.

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or market, consist of the following:

	September 30,	December 31,
	2016	2015
Inventories	(in thousands)
Raw materials	$678	$681
Work-in-process	330	172
Finished goods	234	162
Total inventories	$1,242	$1,015

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 3-STOCKHOLDERS’ EQUITY

On February 24, 2015, we completed a two (2) share for one (1) share forward stock split of our common stock. On April 1, 2016, we completed a stock dividend of one quarter (¼) of one share of common stock for every one (1) share of common stock outstanding. All share amounts, exercise prices, and weighted-average grant date fair value for our common stock, stock options and restricted stock reflect the stock split and stock dividend.

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

NOTE 4-STOCK BASED COMPENSATION

Under the terms of our 2016 Omnibus Incentive Plan (the “2016 Plan”), officers and key employees could be granted restricted stock units, as well as non-qualified or incentive stock options, at the discretion of the Compensation Committee of the Board of Directors. The Plan replaces the 1996 Stock Incentive Plan (the “1996 Plan”) which was terminated in December 2015; however, all grants issued under the 1996 Plan prior to its termination will continue to vest, expire or terminate in accordance with the 1996 Plan document and the terms of each award.

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

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2015	161	$3.16	3.30	$921
Awarded	10	$11.20
Released	—	$—
Forfeited	(6)	$6.00
Restricted stock units, September 30, 2016	165	$3.54	2.59	$1,650

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $10.00 and $5.71 as of September 30, 2016 and December 31, 2015, respectively. No restricted stock units vested in the nine months ended September 30, 2016.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2015	18	$4.70	1.11	$22
Granted	—	$—
Exercised	—	$—
Cancelled or expired	(6)	$6.32
Options outstanding, September 30, 2016	12	$3.80	0.87	$72
Options exercisable, September 30, 2016	12	$3.80	0.87	$72

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $10.00 and $5.71 as of September 30, 2016 and December 31, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

The fair value of stock-based option awards is estimated at the date of grant using the Black-Scholes option pricing model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility used to estimate the fair value of options granted is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. We have not granted any stock options since 2008.

The following table provides additional information in regards to options outstanding as of September 30, 2016:

			Options Outstanding			Options Exercisable
							Weighted
Range of			Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price			Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
			(in thousands)	(years)		(in thousands)
		$1.56	4	1.52	$1.56	4	$1.56
$4.80	-	5.30	8	0.53	$4.97	8	$4.97
			12	0.87	$3.80	12	$3.80

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$614	$458	$1,969	$1,213

Weighted average outstanding shares of common stock	7,327	7,325	7,327	7,324
Dilutive potential common shares from stock options and restricted stock units	83	6	79	6
Common stock and common stock equivalents	7,410	7,331	7,406	7,330
Earnings per share:
Earnings per share, basic and diluted	$0.08	$0.06	$0.27	$0.17

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	93	175	98	175

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Three months endedSeptember 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Customer A	23%	23%	21%	21%
Customer B	14%	13%	12%	17%
Customer C	11%	14%	11%	17%
Customer D	* %	15%	11%	* %

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months endedSeptember 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
United States	$1,699	$1,590	$5,191	$4,462
Asia	1,093	669	2,410	2,056
Europe and other	454	387	1,504	1,226
Revenue, net	$3,246	$2,646	$9,105	$7,744

Revenues by geographic area are based on the country of shipment. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2016, four customers accounted for 31%, 26%, 10% and 10% of total accounts receivable, respectively. At December 31, 2015, four customers accounted for approximately 33%, 19%, 14% and 11% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 and $10 thousand as of September 30, 2016 and December 31, 2015, respectively.

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
United States	$84	$45
Asia	311	144
Total long-lived assets	$395	$189

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group

We entered into an agreement, dated March 1, 2015, with BKF Capital Group, Inc. (“BKF”). Pursuant to the agreement, commencing on March 1, 2015, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices for a fee of $1 thousand per month. BKF paid $3 thousand and $3 thousand for the three months ended September 30, 2016 and 2015, respectively. BKF paid us $9 thousand and $7 thousand for the nine months ended September 30, 2016 and 2015, respectively. Steven N. Bronson, our CEO and Chairman, is also the Chairman, CEO and majority shareholder of BKF.

Qualstar Corporation (QBAK)

The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupation and use of a portion of their Simi Valley manufacturing location and other expenses paid by or on behalf of our Company. Steven N. Bronson, our CEO and Chairman, is also the Chairman and CEO of Qualstar. Transactions with Qualstar are as follows:

	Three months ended September 30,
	2016		2015
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at June 30,	$4	$3	$1	$4

Billed to Qualstar by Interlink	5	—	2	—
Paid by Qualstar to Interlink	(9)	—	(3)	—

Billed to Interlink by Qualstar	—	10	—	15
Paid by Interlink to Qualstar	—	(10)	—	(14)

Balance at September 30,	$—	$3	$—	$5

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

	Nine months endedSeptember 30,
	2016		2015
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$—	$6	$5	$2

Billed to Qualstar by Interlink	11	—	13	—
Paid by Qualstar to Interlink	(11)	—	(18)	—

Billed to Interlink by Qualstar	—	30	—	45
Paid by Interlink to Qualstar	—	(33)	—	(42)

Balance at September 30,	$—	$3	$—	$5

NOTE 8-INCOME TAXES

Income tax expense (benefit) as a percentage of income before incomes taxes was 21.4% for the nine months ended September 30, 2016 compared to negative 0.2% for the comparable period in the prior year. Our income tax expense (benefit) is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (NOLs).

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. Our federal and state NOLs are subject to annual limitations due to a February 2010 ownership change.

We recorded a valuation allowance against all of our net deferred tax assets as of both September 30, 2016, and December 31, 2015.  We intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.  The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

NOTE 9-COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2020 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum lease payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

	Remaining 2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$69	$219	$184	$188	$195	$855

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Overview and Outlook

Overview

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technologies, firmware and software into a portfolio of standard sensor based products and custom sensor system solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our disruptive, leading edge human machine interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, robotics, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, biological monitoring and  others.

Interlink has been a leader in the printed electronics industry for 30 years with the commercialization of our patented Force-Sensing Resistor (FSR®) technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world's top electronics manufacturers.

Interlink serves our world-wide customer-base from our corporate headquarters in Westlake Village, California (greater Los Angeles area), our global research and development (“R&D”) and engineering center in Singapore, our printed-electronics manufacturing facility in Shenzhen, China and our global distribution and logistics center in Hong Kong. We also maintain assembly and prototyping capabilities in California along with technical and sales offices in Japan and at multiple locations in the United States.

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

Outlook

We follow market research conducted by IDTechEx and other independent parties in the printed, flexible electronics industry. Market research indicates that the sensor portion of the printed electronics market is a $6.5 billion industry and continues to grow. We maintain our focus on developing solutions around scalable sensor and product architectures and emerging  applications in order to capitalize on this growth. We believe there are significant innovation opportunities for sensors with novel functions and  form factors, which is why we have invested heavily in R&D to develop disruptive technology platforms and a robust patent portfolio. We expect to accelerate such investments over the next 12 – 18 months as we continue to build out our R&D center in Singapore.

The industrial markets we serve (automotive, medical, rugged computing, industrial tools and equipment, etc.) face challenges driven by product innovation, changes in talent requirements, and disruptions in energy markets. Such challenges present an opportunity for us to emerge as a solution provider for these markets. These opportunities include: new technologies such as the industrial Internet of Things(“IoT”), robotics  and advanced manufacturing, and the skills and solutions needed to manage embedded technology and data analytics. If capitalized and managed correctly, these innovations can support step changes in productivity by allowing companies to more actively monitor and optimize plant, asset, and supply chain performance.

The consumer market faces an unprecedented confluence of changes such as declining brand loyalty, rapidly evolving technologies, changing demographics and consumer preferences, and economic uncertainty. The opportunities for us are to provide solutions to help consumer products companies keep up with the frantic pace of innovation to maintain performance of existing categories while also building the breakthrough new businesses of the future. The advent of smarter products (e.g., products with embedded sensor technologies) provides an opportunity for us to deliver unique solutions to build and nurture breakthrough innovation.

Overall our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle. We are very pleased with our performance this quarter and expect increased demand for our products as the overall market continues to recover. We are confident that our leadership position in providing HMI solutions remains strong.

Our effective tax rate is directly impacted by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Unusual or discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.  However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation and strategic bolt-on acquisitions. In connection with our growth strategy, we will continue to evaluate potential acquisitions in 2016; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

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

We believe that our critical accounting polices and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2015, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the nine months ended September 30, 2016.

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

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue, net	$3,246	100.0%	$2,646	100.0%	$9,105	100.0%	$7,744	100.0%
Cost of revenue	1,296	39.9%	1,135	42.9%	3,641	40.0%	3,638	47.0%
Gross profit	1,950	60.1%	1,511	57.1%	5,464	60.0%	4,106	53.0%
Operating expenses:
Engineering, research and development	183	5.6%	219	8.3%	498	5.5%	637	8.2%
Selling, general and administrative	830	25.6%	816	30.8%	2,497	27.4%	2,291	29.6%
Total operating expenses	1,013	31.2%	1,035	39.1%	2,995	32.9%	2,928	37.8%
Income from operations	937	28.9%	476	18.0%	2,469	27.1%	1,178	15.2%
Other income (expense):
Interest income	1	—%	1	0.0%	1	—%	1	—%
Other income (expense), net	5	0.2%	(11)	(0.4)%	34	0.4%	31	0.5%
Other income (expense), net	6	0.2%	(10)	(0.4)%	35	0.4%	32	0.5%
Income before income tax expense (benefit)	943	29.1%	466	17.6%	2,504	27.5%	1,210	15.7%
Income tax expense (benefit)	329	10.2%	8	0.3%	535	5.9%	(3)	(0.0)%
Net income	614	18.9%	458	17.3%	1,969	21.6%	1,213	15.7%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4)	(0.1)%	(8)	(0.3)%	(25)	(0.3)%	(9)	(0.1)%
Comprehensive income	$610	18.8%	$450	17.0%	$1,944	21.3%	$1,204	15.6%

Results of Operations for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015

Revenue, net by Market is as follows:

	Three months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$1,009	31.1%	$743	28.1%	$266	35.8%
Industrial	476	14.7%	224	8.5%	252	112.5%
Medical	362	11.1%	365	13.8%	(3)	(0.8)%
Consumer	468	14.4%	332	12.5%	136	41.0%
Standard	931	28.7%	982	37.1%	(51)	(5.2)%
Revenue, net	$3,246	100.0%	$2,646	100.0%	$600	22.7%

We sell our custom products into the following markets: automotive, industrial, medical and consumer. We sell our standard products in many different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles typically also have much longer product life-cycles. Automotive, industrial, and medical products generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

The increase in net revenues was driven by increased sales of our custom products in the automotive, industrial and consumer markets, slightly offset by decreased sales of our custom products into the medical market and lower sales of our standard products. The growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines. The decrease in custom medical market sales and standard product sales was driven primarily by the timing of orders from our current customers in these markets. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,296	39.9%	$1,135	42.9%	$161	14.2%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories. Cost of revenue increased compared with the same period in the prior year, largely following our increase in revenues. Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.

	Three months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$183	5.6%	$219	8.3%	$(36)	(16.4)%

R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, as well as facilities and equipment necessary to support their endeavors. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, both in order to more fully develop our HMI solutions.

Our R&D costs decreased as compared to the prior year primarily due to a temporary realignment of  R&D staffing resulting from restructuring the operations in the United Kingdom in July 2015.  In future periods, we anticipate engineering, research and development costs to surpass prior years as we invest in our Singapore R&D center and increase our engineering, research and development staffing to enhance our technology and product offerings. We intend to grow our global R&D center in Singapore substantially over the next five years, including expanding our R&D team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment. On February 24, 2016 we entered into a five-year lease agreement in Singapore and moved in to the new facility in July 2016.

	Three months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$830	25.6%	$816	30.8%	$14	1.7%

Selling, general and administrative expenses, or SG&A, consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. SG&A expenses were only slightly higher than the same period in the prior year. We added a Vice President of Sales and Marketing in August 2016 and have already begun to realign our sales and marketing strategy. Future periods will likely see additional SG&A expenses related to focused efforts to reach a larger share of the markets we serve.

	Three months ended September 30,
	2016		2015
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense	$329	34.9%	$8	1.7%	$321	N/A	%

The volitility in the tax rate as compared to the same period in the prior year primarily results from our ability to record tax benefits related to prior NOLs as we generate taxable income.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. Because of this, we recorded a valuation allowance against all of our net deferred tax assets as of both September 30, 2016 and 2015.  We intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed.

Results of Operations for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015

Revenue, net by Market is as follows:

	Nine months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$2,735	30.1%	$2,142	27.7%	$593	27.7%
Industrial	1,285	14.1%	744	9.6%	541	72.7%
Medical	1,023	11.2%	1,335	17.2%	(312)	(23.4)%
Consumer	1,078	11.8%	1,329	17.2%	(251)	(18.9)%
Standard	2,984	32.8%	2,194	28.3%	790	36.0%
Revenue, net	$9,105	100.0%	$7,744	100.0%	$1,361	17.6%

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

	Nine months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$3,641	40.0%	$3,638	47.0%	$3	0.1%

Cost of revenue was flat compared with the same period in the prior year despite our increase in revenues. Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.

	Nine months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$498	5.5%	$637	8.2%	$(139)	(21.8)%

Our R&D costs decreased as compared with the same period in the prior year primarily due to a temporary decrease in R&D staffing resulting from restructuring the operations in the United Kingdom in July 2015. In future periods, we anticipate engineering, research and development costs to surpass prior years as we invest in our Singapore R&D center and increase our engineering, research and development staffing to enhance our technology and product offerings. We intend to grow our global R&D center in Singapore substantially over the next five years, including expanding our R&D team by approximately 20% per year, expanding the size of the facility, and investing in additional tools and equipment. On February 24, 2016, we entered into a five-year lease agreement in Singapore and moved into the new facility in July 2016.

	Nine months ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$2,497	27.4%	$2,291	29.6%	$206	9.0%

SG&A expenses increased as compared with the same period in the prior year driven by increased professional fees and filing expenses as a result of our successful efforts to regain active filing status with the Securities and Exchange Commission and our relisting on NASDAQ in March 2016. We added a Vice President of Sales and Marketing in August 2016 and have already begun to realign our sales and marketing strategy. Future periods will likely see additional SG&A expenses related to focused efforts to reach a larger share of the markets we serve.

	Nine months ended September 30,
	2016		2015
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense	$535	21.4%	$(3)	(0.2)%	$538	N/A	%

The volitility in the tax rate as compared to the same period in the prior year primarily results from our ability to record tax benefits related to prior NOLs as we generate taxable income.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. Because of this, we recorded a valuation allowance against all of our net deferred tax assets as of both September 30, 2016 and 2015.  We intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of September 30, 2016, we had cash and cash equivalents of $6.2 million, working capital of $8.2 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2016. Of the $6.2 million of cash balances on hand, $681 thousand was held outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

We believe that our existing cash and cash equivalents balance will be sufficient to meet our business requirements for at least the next twelve months. We are proactively pursuing acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

There can be no assurance that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives. In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operations	$2,021	$1,317
Net cash used in investing activities	$(269)	$(83)
Net cash provided by financing activities	$—	$—

Net Cash Provided By Operating Activities

For the nine months ended September 30, 2016, the $2.0 million in net cash provided by operating activities was primarily attributable to net income of $2.0 million, adjusted for non-cash charges of $153 thousand. The net decrease in cash due to changes in operating assets and liabilities of $101 thousand was primarily due to to the timing of shipments and payments during the period.

A similar pattern existed for the nine months ended September 30, 2015, where the $1.3 million in net cash provided by operating activities was primarily attributable to net income of $1.2 million, adjusted for non-cash charges of $101 thousand. The net increase in cash due to changes in operating assets and liabilities was just $3 thousand.

Net Cash Used In Investing Activities

Net cash used in investing activities was $269 thousand for the nine months ended September 30, 2016 compared to $83 thousand for the nine months ended September 30, 2015. The increase was primarily related to capital expenditures for the expansion of our new global R&D center in Singapore.

Off-Balance Sheet Arrangements

At September 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Operating Leases

We lease various office and manufacturing facilities under operating lease agreements that expire through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments

As of September 30, 2016, our principal commitments consisted of obligations under the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements:

	Remaining 2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating Leases	$69	$219	$184	$188	$195	$855

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities. Although we have not used derivative financial instruments in the past, we may in the future.  These would only be used as risk management tools and not for speculative investment purposes.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. We had no contracts hedging foreign currency transactions at September 30, 2016 or December 31, 2015.

Commodity Risk

We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and utilize lean initiatives to further mitigate the impact of commodity raw material price fluctuations as we achieve improved efficiencies. We do not hedge commodity risk with any market risk sensitive instruments.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the nine months ended September 30, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2016, we issued an aggregate of 1,465,243 shares of our common stock to our stockholders of record at the close of business on March 29, 2016, as a stock dividend of one quarter of one share of common stock for every one share of common stock issued and outstanding at the record date. The issuance of the shares as a stock dividend was not a “sale” within the meaning of, and not required to be registered under, the Securities Act of 1933, as amended.

There were no unregistered sales of equity securities for the three months ended September 30, 2016.

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
10.1*	Employment Offer Letter, dated July 11, 2016, between the Registrant and David S. Burnett	8-K	001-37659	10.1	August 24, 2016
10.2*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Each a management contract or compensatory plan or arrangement.

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

Date: November 10, 2016	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ David S. Burnett
David S. Burnett
Chief Financial Officer
(Principal Financial and Accounting Officer)