Form 10-K
period 2016-12-31
INTERLINK ELECTRONICS INC
filed 2017-03-02
CIK 828146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $22,991,474, based on the closing price on that date. As of March 1, 2017, the registrant had 7,328,055 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, the last day of the fiscal year covered by this Annual Report on Form 10-K.

INTERLINK ELECTRONICS, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

PART I

ITEM 1.BUSINESS

Our Company

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.  These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs.  Our human machine interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical.  The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, biological monitoring and others.

Interlink has been a leader in the printed electronics industry for 30 years with the commercialization of our patented Force-Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions.  Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We invented FSR® technology and pioneered commercialization of printed electronics manufacturing, paving the way for industry-wide adoption of force sensing technology.  Our extensive knowledge and experience with this technology, along with the firmware we incorporate in our HMI solutions, differentiates us from other providers of HMI solutions.  We, along with our customers, incorporate our FSR and force sensing sensors and modules into end user products.  Our sensors and modules are used in electronics devices and systems where user input must be converted into electronics and software data.  Our force sensing technology solution platforms enabled industry-first implementations in gaming, smartphone, rugged notebook, automotive cockpit and automotive entry applications.  Consumer and end-user demand for enhanced user experience is driving the need for innovative multi-modal HMI technologies and applications.  Force sensing input provides a critical novel modality that drives a paradigm shift in HMI.

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

Interlink serves our world-wide customer base from our corporate headquarters in Westlake Village, California (greater Los Angeles area), our global research and development (“R&D”) and engineering center in Singapore, our printed-electronics manufacturing facility in Shenzhen, China and our global distribution and logistics center in Hong Kong.  We also maintain engineering, assembly and prototyping capabilities in Simi Valley, California along with technical and sales offices in Japan and at multiple locations in the United States.  We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical, to some of the world’s largest companies and most recognizable brands.

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

We were incorporated in California on February 27, 1985.  On July 10, 1996, we re-incorporated into a Delaware corporation and, on July 20, 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc.  On May 29, 2014, we effected a four-for-one forward split of our common stock, and on February 24, 2015, we effected a two-for-one forward split of our common stock.  Our board of directors declared a 25% stock dividend payable on April 1, 2016 to stockholders of record at the close of business on March 29, 2016.  Each stockholder received one quarter of a share of common stock for every one share of common stock issued and outstanding at the record date.  The stock dividend is the equivalent of a five-for-four forward split of our common stock.  The information in this Form 10-K gives effect to each of these forward splits of our common stock.

Our principal executive office is located at 31248 Oak Crest Drive, Westlake Village, California 91361 and our telephone number is (805) 484-8855.  Our website address is www.interlinkelectronics.com.  None of the information on our website is part of this Form 10-K.

Our Industry

HMI technologies have been available since the early 1970’s, but were used almost exclusively in industrial products during the first 20 years of their existence.  The introduction of touchpad mouse devices for laptop computers in the early 1990’s represented the first significant transition of HMI technologies into the consumer electronics market.  Personal devices utilizing touch sensitive technology became ubiquitous in our daily human-machine interactions with the introduction in 2007 of smart phone technology incorporating capacitive screens.  As the smart phone became an integral part of consumers’ daily lives throughout the world, it influenced consumers’ expectations of how we should interact with all types of devices.  Whether those devices are personal electronics, industrial and medical equipment, or automobiles, purchasers of equipment expect sleek, highly-functioning design including touch-sensing technology.  Consumers no longer want to push buttons or flip switches; rather, they expect smooth touch pads and gesture-driven input.  Engineers are responding to this demand by incorporating touch sensitive technology into a wide range of products, and any device that can utilize force and position sensing inputs to control or enhance its functionality is a candidate for use of the technology.

The products and solutions that we design, develop and manufacture for HMI applications are primarily printed electronic products.  Printed electronics is a set of printing methods used to create electrical devices on various substrates.  For over 30 years we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications.   Printed electronic technologies are emerging as potential low-cost replacements to silicon based electronics in many specific application areas.  According to industry analyst group IDTechEx, the projected market for printed sensor components will be $2.1 billion by 2021, and the market share for printed force sensors alone will be approximately 20% by 2020.

Our Strategy

Our primary objective is to be the global leader in providing force-sensing HMI solutions for the automotive, consumer electronics, medical and industrial automation markets.  We also intend to utilize our role as a disruptive technology provider to bring our HMI solutions to new markets.  To achieve our strategy, we intend to:

•	Expand our presence in the markets we occupy. We will continue to exploit new opportunities in the markets we occupy by leveraging our demonstrable success in the solutions we are providing today.

•	Expand into new and emerging markets. We are bringing our highly-successful product lines and technologies to markets previously unaware of the opportunities provided by force-sensing solutions.

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

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support.  Interlink benefits from its own world-class manufacturing facility in Shenzhen, China, allowing us to react quickly to customer needs, while ensuring the highest quality standards.  We also maintain a technical sales force that can address new and existing customer opportunities worldwide.

Our Technology Platforms and Products

Interlink was founded on the invention and commercialization of FSR®, the industry’s first force sensing solution using printed electronics manufacturing.  As we transition from an FSR® sensor supplier to an HMI solutions provider, we pursue and embrace leading edge force sensing technology platforms.  Our chief technology officer and global research and development center, both located in Singapore, along with our US-based R&D team, are focused on strategic technology roadmaps, development of scalable technology platform architectures and pursuit of synergistic technology partnerships.  In an ever changing and competitive landscape, Interlink is committed to staying ahead of the technology curve.

The two primary types of user-input technologies common in today’s devices are capacitive and resistive.  Capacitive sensors are used in the touch screens found in most smart phones and similar devices used globally by millions of consumers.  The most significant drawback to the capacitive technology is its inability to measure force, although there has been some progress recently in enhancing the technology with pseudo force sensing.  Capacitive sensors have become a high-volume, low-margin commodity product.

Our patented FSR® technology consists of a bottom layer of conductor traces, a proprietary resistive ink top layer and a spacer that separates the two layers.  An additional top layer that contains graphics and protects the sensor can also be added.  FSR® sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where space is a critical issue, as in portable electronics.  Our force sensing technology enables the sensor to be used for continuously variable control functions.  For example, in a pointing device, increased pressure can be used to produce faster cursor movement.  Unlike capacitive devices, an FSR® sensor’s performance is not impeded by the presence of moisture, dirt or dust, making the sensor suitable for use outdoors and in moist and other “hostile” environments.  Our FSR® sensors have no moving parts, can be packaged in a sealed environment, and consume substantially lower power and are less susceptible to false readings or unintended touches than capacitive sensors.  We have developed sophisticated firmware that allows our FSR technology to become a complete solution delivering effective HMI functionality to our customers.

Custom Solutions

Interlink offers a comprehensive portfolio of standard solutions, from simple force sensors to multi-finger capable rugged trackpads.  The largest part of our business, however, is the development and manufacture of custom solutions for our major customers.  We offer full integration capability spanning initial concept to large volume manufacturing.  Custom solutions can be a single or multi-technology platform to meet customer requirements, and include both input and output technologies.  We also offer full firmware development and integration support.

Standard Solutions

Our portfolio of standard solutions includes:

•

Our FSR® technology is the most versatile force sensing technology on the market today.  These innovative sensors provide an inverse change in resistance in response to an increase or decrease in applied force.  Our standard range of sensors provides engineers and designers with a durable, reliable, easy to measure, thin-form factor and low-cost solution for HMI touch solutions and analog data capture for machines.  FSR® sensors are available in a range of sizes, shapes and lengths and with several connection options.

•

Force sensing linear potentiometers (“FSLP”) are sensors which can be used for menu navigation and control.  Our use of force allows for high-rate scrolling and a more intuitive user experience.  The FSLP is an easy to integrate, high resolution, ultra-low power based solution that brings intuitive user controls to reduced form factor hand-held consumer electronic devices.  These sensors are available in multiple lengths.  We also offer a ring sensor for full 360-degree position sensing. These sensors are designed to be integrated into a device’s host processor without the need for a dedicated microprocessor.

•

Our integrated mouse modules and pointing solutions can add touchpad or 360-degree pointing control to virtually any electronic device.  Ranging from simple mouse button integration to National Electrical Manufacturer Association (“NEMA”) rated industrial pointing devices, these solutions are ideal for applications away from the desktop.  The modules use FSR® technology and measurement firmware in a four-zone sensor or 4-wire resistive touchpad configuration along with a micro-controller to provide pressure sensitive cursor direction and speed control in a durable and easy to integrate form factor.

Intellectual Property

We believe that intellectual property protection is crucial to our business.  We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing and other contractual agreements with third parties to protect our intellectual property.  We maintain and support an active program to protect our intellectual property primarily through the filing of patent applications and the defense of issued patents against infringement.  We are not currently engaged in any patent infringement suits.  Part of our strategy involves ring-fencing our intellectual property.  Ring-fencing involves patenting not only the core technology, but also every improvement or piece of technology around the core technology.  This strategy is designed to make it more difficult for competitors to design around the invention, while ensuring some areas of competitive advantage remain in the event a competitor successfully attacks the core patent.

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

Our FSR® sensors are manufactured using proprietary screen-printing techniques.  All proprietary aspects of the manufacturing process are currently conducted in-house at our US and China manufacturing facilities to maintain quality and protect our force sensing technology from infringement.  While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR® sensors, require considerable expertise.  We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so.  As a result, we consider this expertise to be one of our more important trade secrets.  We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2016, we held 16 patents, and had six patents-pending.  We group our patents into three general categories: sensors, which includes four patents expiring between 2022 and 2027; sensing systems, which includes three patents expiring between 2026 and 2034, respectively; and human interface devices, which includes nine patents expiring between 2017 and 2026.  Our intellectual property strategy involves filing additional patent applications in our strategic focus markets on a regular basis.  We do not expect that the upcoming expiration of a portion of our patents will have a material adverse impact on our business.

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

We offer a disruptive technology that is replacing outdated and undesirable approaches including switch technology.  We often must convince companies to abandon older, proven but less elegant technologies and adopt our solutions.  This change is supported by significant end-user demand for touch-sensitive solutions.  We also compete against the highly commoditized capacitive resistor technology.  However, our solutions are focused on providing functionality in situations where capacitive is unreliable or entirely unavailable.

The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure.

Sales and Marketing

We sell our HMI solutions and force sensing devices through our direct sales employees as well as outside sales representatives and distributors.  We work directly with large multi-national companies, small start-up companies, technology design houses and original equipment manufacturers (“OEMs”).  Our sales personnel have extensive engineering backgrounds and receive substantial support from our internal engineering resources.  Sales frequently result from interactions between senior management, design engineers, procurement departments, and our sales personnel.  We interact with our customers throughout the product development and order process.  We maintain sales offices in the United States, Hong Kong and Japan.

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years and requires continued participation from our sales, engineering and management teams.  Our sales cycle for our custom solutions generally includes the following two phases:

Design Opportunity to Design Win

•	Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s need.

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

Our Customers

Our customers include many of the world’s leading electronics companies.  They encompass large multi-national organizations as well as start-ups, design houses, original design manufacturers, OEMs and universities.  We supply some of the world’s largest consumer electronics manufacturers, luxury and mid-market car companies, familiar names in the medical and industrial equipment markets, research engineers and designers entering the Internet-Of-Things (“IoT”) market, and companies of all different sizes in other markets.

Our customer base is widely dispersed geographically.  Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, a trend we expect to continue.  On a bill-to basis, international sales constituted 42.5% and 43.3% of our net revenues for the years ended December 31, 2016 and 2015, respectively.

Future sales of our products will be based on, among other elements, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

For the year ended December 31, 2016, we had three customers that represented 22.4%, 11.7% and 11.3% of net revenues, respectively.  For the year ended December 31, 2015, we had four customers that represented 22.2%, 15.6%, 12.7% and 10.0% of net revenues, respectively.

Manufacturing Operations

We have our own modern manufacturing facility in Shenzhen, China, that is ISO 9001 compliant. We also maintain an engineering, assembly and prototyping facility in Simi Valley, California.  We purchase our materials from outside suppliers.  We carefully select suppliers based on their ability to provide quality parts and components that meet technical specifications. We actively monitor these suppliers, but we are subject to substantial risks associated with the performance of our suppliers.  We source certain of our components from a single supplier, which increases the risk of shortages and shipment delays and decreases our ability to negotiate with that supplier.

Engineering, Research and Development

Rapid advancements in process technologies and increasing levels of functional integration characterize the market for our products.  We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, and to develop new technologies.

Our Chief Technology Officer and global R&D center are located in Singapore, where we focus on product innovation.  We intend to grow this facility substantially over the next three-to-five years, including expanding our R&D engineering team, expanding the size of the facility, and investing in additional tools and equipment.  We also operate engineering centers in the United States and China, primarily focused on customer support, quality control and product integration.

Our Employees

As of December 31, 2016, we had 111 employees worldwide.  Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales.  Our ability to attract and retain qualified personnel is essential to our continued success.  None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

Technology, both in our markets and in our customers’ markets, continues to undergo rapid change.  In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain an important position in the technologies supporting those markets.  Doing so will require, among other things, that we accomplish the following:

•	accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated and well supported, but are also available at a price within market tolerances and competitive with comparable products;

•	establish and effectively defend our ownership on the intellectual property supporting our products; and

•	enter into relationships with other companies that have developed complementary technology on which our products also depend.

We cannot assure you that we will be able to achieve any of these objectives.

If we fail to manage change successfully, our operations could be adversely impacted and our business could be impaired.

The ability to operate our business in rapidly evolving markets requires an effective planning and management process.  We expect that responding to changes in our business will place a significant strain on our personnel, management systems, infrastructure and other resources.  Our ability to manage change effectively will require us to attract, train, motivate and manage new employees, to reallocate human and other resources to support new undertakings and to restructure our operations to manage an evolving business effectively.  If we are unable to respond effectively to change, our operations could be adversely affected and our business could be impaired.

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

We regularly introduce new products with new technologies or manufacturing processes.  Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the product.  Detection of such errors could result in delays in shipping and sales during the period required to correct such errors.  Defects may also result in product returns, loss of sales and cancelled orders, delays in market acceptance, injury to our reputation, injury to customer relationships and increased warranty costs, any of which could have an adverse effect on our business, operating results and financial condition.

International sales and manufacturing risks could adversely affect our operating results.

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue  for the foreseeable future.  The majority of our manufacturing is currently performed in China. Our international operations involve a number of risks, including with respect to:

•	import-export license agreements, tariffs, taxes and other trade barriers;

•	staffing and managing foreign operations;

•	securing credit and funding;

•	maintaining an effective system of internal controls at our foreign manufacturing facility;

•	collecting foreign receivables;

•	transfer pricing and other tax uncertainties;

•	currency exchange fluctuations;

•	reduced protection of intellectual property rights;

•	political and economic instability, and terrorism; and

•	transportation risks.

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

Our ability to generate significant revenue from new markets will depend on various factors, including the following:

•	the development and growth of these markets;

•	the ability of our technologies and product solutions to address the needs of these markets;

•	the price and performance requirements of our customers and the preferences of end users; and

•

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

If we fail to maintain and build relationships with our customers, or if our customers’ products which utilize our HMI solutions do not gain widespread market acceptance, our revenue may stagnate or decline.

We generally do not sell products to end-users. Instead, we sell component products that our customers incorporate into their products, and we depend on our customers to successfully manufacture and distribute products incorporating our component products and to generate consumer demand through their marketing and promotional activities.  We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our HMI solutions.  As a result of this, our success depends almost entirely upon the widespread market acceptance of our customers’ products that incorporate our HMI solutions.  Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our HMI solutions.

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

We face risks associated with security breaches or cyber-attacks.

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following:

•	expenses to rectify the consequences of the security breach or cyber attack;

•	liability for stolen assets or information;

•	costs of repairing damage to our systems;

•	lost revenue and income resulting from any system downtime caused by such breach or attack;

•	loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack;

•	increased costs of cyber security protection;

•	costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•	damage to our reputation.

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

Risks Relating to the Securities Markets and Ownership of Our Common Stock

Our common stock is listed on the NASDAQ Capital Market.  If we fail to comply with the continuing listing standards of the NASDAQ Capital Market, our securities could be delisted.

Our common stock is listed on the NASDAQ Capital Market.  For our common stock to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market listing requirements.  If we are unable to meet these requirements in the future, our common stock could be delisted from the NASDAQ Capital Market.  If our common stock were to be delisted from the NASDAQ Capital Market, our common stock could continue to trade “over-the-counter” following such delisting.  Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the reduction in our coverage by securities analysts, if any.  Also, if in the future we were to determine that we need to seek additional equity capital, delisting could have an adverse effect on our ability to raise capital in the public or private equity markets.

Our CEO has control over key decision making as a result of his control of a majority of our voting stock.

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owns 71.3% of the outstanding shares of our common stock as of December 31, 2016.  As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.  In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors.  As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.  As a stockholder, Mr. Bronson may have interests that differ from other stockholders and he may vote in a manner that is adverse to their interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our success depends in part on our CEO, who simultaneously leads other public corporations.

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, simultaneously serves as the President and Chief Executive Officer of Qualstar Corporation (NASDAQ: QBAK), and as the Chairman of the Board and Chief Executive Officer for BKF Capital Group, Inc. (OTCMKTS: BKFG).  As a result, he divides his time among these companies and does not devote his full business time and attention to Interlink’s business.  Mr. Bronson currently works an equivalent full-time schedule for Interlink; however, there can be no assurance that the amount of time Mr. Bronson devotes to our company will not diminish from time to time for limited or extended periods as his other business obligations require a greater portion of his attention.  Mr. Bronson is not required to spend a minimum amount of time on Interlink business.  Our continued success depends in part upon the availability and performance of Mr. Bronson, who possesses unique and extensive industry knowledge and experience as well as a deep understanding of our business and strategy.  A reduction in Mr. Bronson’s services to Interlink from their current levels due to his obligations to Qualstar Corporation, BKF Capital Group, Inc. or other organizations with which he is affiliated could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight is required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  We may need to hire additional employees to comply with these requirements, which will increase our costs and expenses.

In addition, being a public company subject to these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee and compensation committee.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

As a smaller public company (non-accelerated filer), we are required to evaluate and report on the effectiveness of our internal control over financial reporting.  Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting, however, our independent registered public accounting firm may communicate to us if they are not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business.  We do not have any control over these analysts.  If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List.  Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons.  We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software.  The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

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

If we fail to comply with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), we could be subject to civil and/or criminal penalties.

As a result of our international operations, we may be subject to anti-bribery laws, including the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business.  If we fail to comply with these laws, the U.S. Department of Justice, the SEC, or other U.S. or foreign governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties against us or our employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We maintain our principal office, totaling approximately 3,000 square feet, in Westlake Village, California, under a lease that expires in 2020.  We maintain additional leased spaces in several locations, including production facilities in Simi Valley, California and Shenzhen, China, an R&D center in Singapore, and regional offices in Hong Kong, Tokyo, and various locations in the United States.  In total, we lease approximately 27,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

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

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Until April 25, 2016, our common stock was quoted on the OTCPink marketplace of the OTC Markets Group under the symbol “LINK”.  Effective Monday, April 25, 2016, our stock began trading on the NASDAQ Capital Market, also under the symbol “LINK”.  The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock as reported by the OTC Markets Group or the NASDAQ Capital Market.  The OTC Markets Group quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions:

	High	Low
Year ended December 31, 2016
Fourth quarter	$10.33	$6.75
Third quarter	$12.30	$10.00
Second quarter	$13.10	$7.00
First quarter	$7.16	$5.60

Year ended December 31, 2015
Fourth quarter	$9.55	$7.06
Third quarter	$8.80	$7.00
Second quarter	$9.00	$6.00
First quarter	$9.75	$7.00

On March 1, 2017, the last reported sale price of our common stock on the NASDAQ Capital Market was $9.28 per share.

Holders of Record

As of March 1, 2017 we had 39 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all.  Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Overview and Outlook

Overview

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.  These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs.  Our HMI technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, biological monitoring and others.

Interlink has been a leader in the printed electronics industry for 30 years with the commercialization of our patented FSR® technology that has enabled rugged and reliable HMI solutions.  Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We sell our products globally to a diverse array of customers that include the Fortune 500 as well as start-ups, design houses, original design manufacturers, OEMs and universities.  Our technology has been deployed in the consumer electronics, industrial automation, automotive and medical markets.  Our global presence in the United States, China, Hong Kong, Singapore and Japan, allows us to provide local sales and engineering support services to our existing and future customers.   Our products are manufactured by our wholly-owned subsidiary in a state-of-the-art facility in Shenzhen, China.  We also maintain engineering, assembly and prototyping capabilities in Simi Valley, California.  We control 100% of the manufacturing and shipping process which enables us to respond quickly to customer product demand and design requirements.

Over the next three-to-five years, we anticipate investing significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge HMI solutions that are seamless to deploy and preform flawlessly.  We anticipate dramatically growing our R&D organization in Singapore to ensure we have the right team to launch our current designs and develop new product offerings that will meet the market’s growing demand for touch technology.  Our Singapore location will allow us to take advantage of the abundance of engineering talent for future new product development.  We also plan to explore potential strategic relationships with Singapore-based companies and technology institutes that will support our growth initiatives.

Outlook

We follow market research conducted by IDTechEx and other independent parties in the printed, flexible electronics industry. Market research indicates that the sensor portion of the printed electronics market is a $6.5 billion industry and continues to grow.  We maintain our focus on developing solutions around scalable sensor and product architectures and emerging applications in order to capitalize on this growth.  We believe there are significant innovation opportunities for sensors with novel functions and form factors, which is why we have invested heavily in R&D to develop disruptive technology platforms and a robust patent portfolio.  We expect to accelerate such investments over the next 12 – 18 months as we continue to build out our R&D engineering center in Singapore.

The industrial markets we serve (automotive, medical, rugged computing, industrial tools and equipment, among others) face challenges driven by product innovation, changes in talent requirements, and disruptions in energy markets.  Such challenges present an opportunity for us to emerge as a solution provider for these markets.  These opportunities include: new technologies such as the industrial IoT, robotics and advanced manufacturing, and the skills and solutions needed to manage embedded technology and data analytics.  If capitalized and managed correctly, these innovations can support step changes in productivity by allowing companies to more actively monitor and optimize plant, asset, and supply chain performance.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  We are very pleased with our performance in 2016 and expect increased demand for our products as the overall market continues to recover.  We are confident that our leadership position in providing HMI solutions remains strong.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation and strategic bolt-on acquisitions.  In connection with our growth strategy, we will continue to evaluate potential acquisitions in 2017; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data for the periods indicated. The percentages in the table are based on net revenues.

	Year ended December 31,
	2016		2015
	$	%	$	%
	(in thousands, except percentages)
Revenue, net	$11,886	100.0%	$10,514	100.0%
Cost of revenue	4,880	41.1%	4,869	46.3%
Gross profit	7,006	58.9%	5,645	53.7%
Operating expenses:
Engineering, research and development	623	5.2%	841	8.0%
Selling, general and administrative	3,536	29.7%	3,122	29.7%
Total operating expenses	4,159	34.9%	3,963	37.7%
Income from operations	2,847	24.0%	1,682	16.0%
Other income (expense):
Interest income	1	0.0%	1	0.0%
Other income (expense), net	39	0.3%	37	0.3%
Total other income (expense), net	40	0.3%	38	0.3%
Income from continuing operations before income tax benefit (expense)	2,887	24.3%	1,720	16.3%
Income tax benefit (expense)	6	0.1%	11	0.1%
Net income	2,893	24.3%	1,731	16.4%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(77)	(0.6)%	(21)	(0.2)%
Comprehensive income	$2,816	23.7%	$1,710	16.2%

Comparison of the Years Ended December 31, 2016 and 2015

Revenue, net by the markets we serve is as follows:

	Year ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$3,670	30.9%	$3,023	28.8%	$647	21.4%
Industrial	1,608	13.5%	1,277	12.1%	331	25.9%
Medical	1,399	11.8%	1,335	12.7%	64	4.8%
Consumer	1,340	11.3%	1,641	15.6%	(301)	(18.3)%
Standard	3,869	32.5%	3,238	30.8%	631	19.5%
Revenue, net	$11,886	100.0%	$10,514	100.0%	$1,372	13.0%

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

The increase in net revenues was driven by increased sales of our custom products in the automotive and industrial markets, partially offset by decreased sales of our custom products into the consumer market.  Sales of our custom products into the medical market was relatively flat.  We also had a significant increase in sales of our standard products. The overall growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  Some of our more recent custom product success for new product lines in the automotive and medical markets will not be realized until late 2017 or early 2018.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth.

The decrease in custom consumer market sales was driven primarily by the timing of orders from our current customers in these markets.  Some of our larger consumer customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods.  The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Year ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$4,880	41.1%	$4,869	46.3%	$11	0.2%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues was flat compared with the prior year despite our increase in revenues.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs, as revenues increased.  Some of the savings included the relocation of our facility in Camarillo, California to a smaller facility in Simi Valley in 2015, which did not repeat in 2016 and also decreased production overhead costs overall.  We also benefited from reduced manufacturing related compensation costs in 2016 as we aligned our quality processes to support our Shenzhen manufacturing facility along with efficiencies gained in manufacturing scheduling and staffing.

	Year ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$623	5.2%	$841	8.0%	$(218)	(25.9)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs decreased as compared with the prior year primarily due to a temporary decrease in R&D staffing resulting from restructuring our operations in the United Kingdom in July 2015.  R&D costs also decreased in 2016 due to government grants received to develop R&D capabilities in strategic areas of technology.  We intend to seek such grants where available, but they may not be granted in the future. Similarly, we anticipate engineering and R&D costs to increase as we invest in our Singapore R&D center and increase our engineering and R&D staffing worldwide in order to enhance our technology and product offerings.  We intend to grow the global R&D center in Singapore substantially over the next three-to-five years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.    On February 24, 2016, we entered into a five-year lease agreement for a new R&D facility in Singapore and moved into the new facility in July 2016.

	Year ended December 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$3,536	29.7%	$3,122	29.7%	$414	13.3%

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses increased as compared with the prior year driven by increased professional fees and filing expenses as a result of our successful efforts to regain active filing status with the SEC and our relisting on the NASDAQ Capital Market in March, 2016.  We added a Vice President of Sales and Marketing in August 2016 and have already begun to realign our sales and marketing strategy. Future periods will likely see additional SG&A expenses related to focused efforts to reach a larger share of the markets we serve.

	Year ended December 31,
	2016		2015
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax benefit (expense)	$6	0.2%	$11	0.5%	$(5)	(45.5)%

Although tax benefit (expense) was flat compared with the prior year, the components are slightly different.  Tax benefit (expense) for the year ended December 31, 2016 includes a tax benefit of $989 thousand related to the ability to record a tax benefit related to certain deferred tax assets.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating loss (“NOL”) and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.  Tax benefit (expense) for the period ended December 31, 2015 includes a tax benefit of $568 thousand related to utilization of NOLs for which no prior benefit had been recorded due to the valuation allowance.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate.  Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions.  Discrete tax events may cause our effective rate to fluctuate on a quarterly basis.  Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate.  We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions.  Corporate tax reform continues to be a priority in the U.S. and other jurisdictions.  Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of December 31, 2016, we had cash and cash equivalents of $6.0 million, working capital of $8.5 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of December 31, 2016.  Of the $6.0 million of cash balances on hand, $769 thousand was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

We believe that our existing cash and cash equivalents balance will be sufficient to maintain our operations considering our current financial condition, obligations, and other expected cash flows for at least the next twelve months following the date these consolidated financial statements were available for issuance.  We are proactively pursuing acquisition opportunities.  It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing.  If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements.  If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.  If we raise additional financing by the incurrence of indebtedness, we will be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business.  If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives.  In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$1,886	$2,138
Net cash used in investing activities	$(230)	$(68)
Net cash provided by financing activities	$—	$—

Net Cash Provided by Operating Activities

For the year ended December 31, 2016, the $1.9 million in net cash provided by operating activities was primarily attributable to net income of $2.9 million, adjusted for non-cash charges of $195 thousand, offset by a non-cash benefit related to deferred income taxes of $675 thousand.  The net decrease in cash due to changes in operating assets and liabilities of $527 thousand was primarily due to the timing of shipments and payments during the period, as discussed below.

For the year ended December 31, 2015, the $2.1 million in net cash provided by operating activities was primarily attributable to net income of $1.7 million and adjustments for non-cash charges of $135 thousand.  Additionally, the net increase due to changes in operating assets and liabilities of $272 thousand.

Accounts receivable slightly increased from $1.6 million at December 31, 2015 to $1.7 million at December 31, 2016 due to the timing of shipments and payments at year-end.  Inventories increased from $1.0 million at December 31, 2015 to $1.3 million at December 31, 2016.  Inventory balances will fluctuate at the end of any accounting period depending on the timing of materials purchases and product shipments.  Accounts payable, accrued payables, accrued expenses, and other accrued liabilities decreased from $788 thousand at December 31, 2015 to $762 thousand at December 31, 2016 primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash Used in Investing Activities

Net cash used in investing activities was $230 thousand for the year ended December 31, 2016, compared to $68 thousand for the year ended December 31, 2015.  The increase was primarily related to capital expenditures for the expansion of our global R&D center in Singapore.

Net Cash Provided by Financing Activities

There were no financing activities for the year ended December 31, 2016 and 2015, respectively.

Off-Balance Sheet Transactions

At December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Operating Leases

We lease various office and manufacturing facilities, including our corporate headquarters in Westlake Village, California, under operating lease agreements that expire through 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments

As of December 31, 2016, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$236	$188	$184	$120	$68	$796

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, we recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

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

Inventory Valuation

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method.  We evaluate inventories for excess quantities and obsolescence.  Our evaluation considers market and economic conditions, technology changes, new product introductions, and changes in strategic business direction, and requires estimates that may include elements that are uncertain.  In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units.  Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped.  If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts.  They do not bear interest.  We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay.  We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Stock Based Compensation

We account for stock based compensation under ASC Topic 718, “Compensation-Stock Compensation”, which requires us to record related compensation costs in the statement of operations.  Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price.  Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period.  Our estimates of expected volatilities are based on weighted historical implied volatility.  The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, we must make estimates and judgments in determining the provision for taxes for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions.  In addition, the Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions.  Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions.  Earnings of our foreign subsidiaries are generally not included in our U.S. federal income tax return until earnings are repatriated.  We may be eligible to receive tax credits on repatriated earnings on our U.S. federal income tax return for foreign taxes paid by our subsidiaries.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  We recognize liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  If we determine that a tax position will more likely than not fail to be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various hypothetical outcomes.  We re-evaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.  Determining whether an uncertain tax position is effectively settled requires judgment.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which a change in judgment occurs.

Recently Issued and Adopted Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INTERLINK ELECTRONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Interlink Electronics, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. & Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interlink Electronics, Inc. & Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Los Angeles, CA

March 2, 2017

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,009	$4,430
Restricted cash	5	5
Accounts receivable, net	1,726	1,599
Inventories	1,268	1,015
Prepaid expenses and other current assets	377	298
Total current assets	9,385	7,347
Property, plant and equipment, net	310	176
Intangibles, net	44	13
Deferred income taxes	675	—
Other assets	57	26
Total assets	$10,471	$7,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$324	$484
Accrued liabilities	334	304
Accrued income taxes	104	—
Deferred revenue, current	111	71
Total current liabilities	873	859
Deferred revenue, non-current	—	40
Total liabilities	873	899
Commitments and contingencies (see notes 10 and 11)

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,328 and 7,326 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	7	7
Additional paid-in-capital	60,370	60,251
Accumulated other comprehensive (loss) income	(71)	6
Accumulated deficit	(50,708)	(53,601)
Total stockholders' equity	9,598	6,663
Total liabilities and stockholders' equity	$10,471	$7,562

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2016	2015
	(in thousands, except per share data)

Revenue, net	$11,886	$10,514
Cost of revenue	4,880	4,869
Gross profit	7,006	5,645
Operating expenses:
Engineering, research and development	623	841
Selling, general and administrative	3,536	3,122
Total operating expenses	4,159	3,963
Income from operations	2,847	1,682
Other income (expense):
Other income (expense), net	40	38
Income from continuing operations before income tax expense (benefit)	2,887	1,720
Income tax benefit (expense)	6	11
Net income	2,893	1,731
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(77)	(21)
Comprehensive income	$2,816	$1,710

Earnings per share, basic and diluted	$0.39	$0.23

Weighted average common shares outstanding - basic	7,327	7,325
Weighted average common shares outstanding - diluted	7,407	7,380

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2015	7,325	$7	$60,162	$27	$(55,332)	$4,864
Net income	—	—	—	—	1,731	1,731
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Compensation expense related to equity awards, net of cancellations	1	—	89	—	—	89
Balance at December 31, 2015	7,326	7	60,251	6	(53,601)	6,663
Net income	—	—	—	—	2,893	2,893
Foreign currency translation adjustment	—	—	—	(77)	—	(77)
Compensation expense related to equity awards, net of cancellations	2	—	119	—	—	119
Balance at December 31, 2016	7,328	$7	$60,370	$(71)	$(50,708)	$9,598

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$2,893	$1,731
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Increase in reserves for excess and obsolete inventories	21	—
Depreciation and amortization	65	56
Increase (decrease) in allowance for doubtful accounts	(10)	10
Stock based compensation	119	89
Changes in operating assets and liabilities:
Accounts receivable	(117)	229
Inventories	(274)	41
Prepaid expenses and other current assets	(79)	(12)
Other assets	(31)	13
Accounts payable	(160)	11
Accrued liabilities	30	4
Accrued income taxes	104	—
Deferred income taxes	(675)	—
Deferred revenue	—	(34)
Net cash provided by operating activities	1,886	2,138
Cash flows from investing activities:
Property, plant and equipment	(191)	(68)
Intangibles	(39)	—
Net cash used in investing activities	(230)	(68)

Effect of exchange rate changes on cash and cash equivalents	(77)	(21)
Net increase in cash and cash equivalents	1,579	2,049
Cash and cash equivalents, beginning of period	4,430	2,381
Cash and cash equivalents, end of period	$6,009	$4,430

Supplemental disclosure of cash flow information:
Income taxes paid	$587	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Consolidated Financial Statements

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard sensor based products and custom sensor system solutions.  These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs.  Our human machine interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical.

Interlink serves our world-wide customer base from our corporate headquarters in Westlake Village, California (greater Los Angeles area), our global research and development (“R&D”) and engineering center in Singapore, our printed-electronics manufacturing facility in Shenzhen, China and our global distribution and logistics center in Hong Kong.  We also maintain engineering, assembly and prototyping capabilities in Simi Valley, California along with technical and sales offices in Japan and at multiple locations in the United States.  Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and our telephone number is (805) 484-8855.  Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is January 1 through December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Our reporting currency is the United States dollar.  Our consolidated financial statements include the accounts of Interlink Electronics and our subsidiaries in China, Hong Kong and Singapore.  All inter-company accounts and transactions were eliminated in consolidation.

Share and per share amounts and weighted-average grant date fair value reflect the two-for-one stock split effected on February 24, 2015 and the 25% stock dividend paid on April 1, 2016.  The number of authorized shares, common and preferred, and par values reflect the number of authorized shares and par values subsequent to increases to our common and preferred stock approved by the Board of Directors on February 24, 2015.

Reclassifications

Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current year’s presentation, including our presentation of certain “Discontinued operations” to “Selling, general and administrative” in the consolidated statements of comprehensive income.  As a result, all operations are classified as “Continuing operations”.  Stockholders’ equity, net income or comprehensive income were not affected by these reclassifications.

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi.  The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar.  However, our Hong Kong and Singapore subsidiaries also transact business in their local currency.  Therefore, assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date.  Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.  Foreign currency transaction and translation gains and losses are included in results of operations.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force sensing technology solutions.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements.  Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances.  These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The actual results we experience may differ materially and adversely from our original estimates.  To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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

We (i) input orders based upon receipt of a customer purchase order, (ii) confirm pricing through the customer purchase order record, (iii) validate creditworthiness through past payment history, credit agency reports and other financial data, and (iv) recognize revenue upon shipment of goods or when risk of loss and title transfer to the buyer. All customers have warranty rights, and some customers also have explicit or implicit rights of return. We establish reserves for potential customer returns or warranty repairs based on historical experience and other factors that enable us to reasonably estimate the obligation.

A portion of our product sales is made through distributors under agreements allowing for right of return.  Our past history with these sell-through right of return provisions allow us to reasonably estimate the amount of inventory that could be returned pursuant to these agreements, and revenue is recognized accordingly.

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

Stock-based Compensation

All stock‑based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values.  We calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant.  We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding.  We are required to estimate the fair value of stock‑based payment awards on the date of grant using an option‑pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.  We estimate the fair value of each option award as of the date of grant using the Black‑Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black‑Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price.  Although the Black‑Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not determinable beyond a “more likely than not” standard, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations.  We also utilize a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

We operate within multiple tax jurisdictions and are subject to audit in these jurisdictions.  Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions.  Earnings of our foreign subsidiaries are not included in our U.S. federal income tax return until earnings are repatriated.  We are generally eligible to receive tax credits on repatriated earnings on our U.S. federal income tax return for foreign taxes paid by our subsidiaries.

Comprehensive Income

Comprehensive income includes all components of comprehensive income, including net income and any changes in equity during the period from transactions and other events and circumstances generated by non-owner sources.

Earnings per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of diluted common shares, which is inclusive of common stock equivalents from unexercised stock options and restricted stock units.  Unexercised stock options and restricted stock units are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

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

Cash and Cash Equivalents

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts.  Investments with original maturity dates less than 90 days are classified as cash equivalents.  All of our cash and cash equivalents are held at major financial institutions in the United States, China and Singapore.  Our balances in each country were insured at the maximum limit determined by each country.  In the U.S., we had approximately $4.8 million and $3.7 million in excess of the Federal Deposit Insurance Corporation limit of $250 thousand per depositor, per insured bank at December 31, 2016 and 2015, respectively.  Approximately $639 thousand and $252 thousand held in banks in China at December 31, 2016 and 2015, respectively were not insured.  Approximately $43 thousand and $92 thousand held in banks in Singapore at December 31, 2016 and 2015, respectively were not insured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts.  Our receivables do not bear interest.  We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as specific customer historical experience and credit quality, overall historical data, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay.  We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead.  Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method.  Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly, testing and internal overhead.  We evaluate inventories for excess quantities and obsolescence.  Our evaluation considers market and economic conditions; technology changes; new product introductions; and changes in strategic business direction.  Estimates by their very nature include elements that are uncertain.  In order to state the inventory at the lower of cost or market, we maintain reserves against individual stocking units.  Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped.  If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

Property, Plant and Equipment, Net

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

Intangible Assets, Net

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

Fair Value Measurements

We determine fair value measurements based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, we follow the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) our own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This update is intended to resolve the diverse accounting treatment of share-based payment awards whose performance target may be achieved after the requisite service period. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and it did not have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-15 and it did not have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015.  Effective January 1, 2016, the Company adopted ASU No. 2015-02 and it had no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The ASU may be applied prospectively or retrospectively.  The Company adopted ASU 2015-17 on January 1, 2016, and applied it retrospectively.

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”.  The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory.  The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method.  The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, that amends existing guidance around classification and measurement of certain financial assets and liabilities.  Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  For equity investments without readily determinable fair values, the cost method is also eliminated.  However, most entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes.  The standard also requires that financial assets and liabilities be disclosed separately in the notes to the financial statements based on measurement principle and form of financial asset.  The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2017.  This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application.  The Company is currently evaluating the impact of ASU 2016-02 to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which modifies and simplifies several aspects of accounting for share-based payment transactions.  Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions.  Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period.  The full amount of excess tax benefits should be classified along with other income tax cash flows as an operating activity.  When awards are settled, cash paid to the taxing authorities by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity.  Additionally, with respect to forfeitures of awards, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables.  The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein.  This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment,” which clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows.  The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable.  The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the periods shown on the statement of cash flows.  The ASU requires retrospective application, and is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  The Company does not expect the impact on our consolidated financial statements to be material.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present.  The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business.  The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the impact on our consolidated financial statements to be material.

NOTE 2-DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

The following tables provide details of selected balance sheet items:

	December 31,
	2016	2015
Inventories	(in thousands)
Raw materials	$738	$681
Work-in-process	357	172
Finished goods	173	162
Total inventories	$1,268	$1,015

	December 31,
	2016	2015
Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$914	$910
Leasehold improvements	514	327
	1,428	1,237
Less: accumulated depreciation	(1,118)	(1,061)
Total property, plant and equipment, net	$310	$176

Depreciation expense totaled $57 thousand and $46 thousand in 2016 and 2015, respectively.  We retired or otherwise disposed of property, plant and equipment with cost and accumulated depreciation of $1.5 million during 2015 due to the closure of our Camarillo, California facility and subsequent relocation to sites that were more appropriate for our current U.S. production and administrative needs.  There were no significant disposals of property, plant and equipment in 2016.

	December 31,
	2016	2015
Intangibles, net	(in thousands)
Patents and trademarks	$360	$321
Less: accumulated amortization	(316)	(308)
Total intangibles, net	$44	$13

Amortization expense totaled $9 thousand and $10 thousand in 2016 and 2015, respectively.  Future amortization on existing intangibles over the next five years is as follows:

Years ending December 31,	(in thousands)
2017	$11
2018	$11
2019	$8
2020	$8
2021	$6

	December 31,
	2016	2015
Accrued liabilities	(in thousands)
Accrued warranty	$2	$14
Accrued wages and benefits	195	194
Accrued taxes, other than income taxes	5	7
Accrued vacation	77	68
Accrued other	55	21
Total accrued liabilities	$334	$304

NOTE 3-FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s cash and marketable securities using the hierarchy described in Note 1 under the heading “Fair Value Measurements”:

	December 31, 2016
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash & Cash Equivalents
	(in thousands)
Level 1:
Cash	$—	$—	$—	$6,009
Restricted cash	—	—	—	5
Total	$—	$—	$—	$6,014

	December 31, 2015
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash & Cash Equivalents
	(in thousands)
Level 1:
Cash	$—	$—	$—	$4,430
Restricted cash	—	—	—	5
Total	$—	$—	$—	$4,435

NOTE 4-STOCK BASED COMPENSATION

Under the terms of our 2016 Omnibus Incentive Plan (the “2016 Plan”), officers and key employees could be granted restricted stock units, as well as non-qualified or incentive stock options, at the discretion of the compensation committee of the board of directors.  The 2016 Plan replaces the 1996 Stock Incentive Plan (the “1996 Plan”), which was terminated in December 2015; however, all grants issued under the 1996 Plan prior to its termination will continue to vest, expire or terminate in accordance with the 1996 Plan document and the terms of each award.

As of December 31, 2016 and 2015, none of our stock-based awards are classified as liabilities.  We did not capitalize any stock-based compensation cost.  At December 31, 2016, there was $398 thousand of unrecognized stock-based compensation expense related to non-vested restricted stock units, and the weighted average period over which the unearned stock-based compensation for the restricted stock units is expected to be recognized is approximately 2.3 years.  All of our outstanding stock options are fully vested with no remaining unrecognized stock-based compensation expense.  On a quarterly basis, we assess our estimate of forfeitures based on historical forfeiture activity and expected future employee attrition.  We recognize the effect of adjustments made to forfeiture rates, if any, in the period we change the forfeiture estimate.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.

Share amounts and weighted-average grant date fair values reflect the two-for-one stock split effected on February 24, 2015 and the 25% stock dividend paid on April 1, 2016.

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

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, January 1, 2015	80	$1.00	3.60	$528
Awarded	81	$5.29
Released	—
Forfeited	—
Restricted stock units, December 31, 2015	161	$3.16	3.30	$921
Awarded	10	$11.20
Released	—
Forfeited	(6)	$6.00
Restricted stock units, December 31, 2016	165	$3.54	2.33	$1,158

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $7.02 and $5.71 as of December 31, 2016 and 2015, respectively.  In 2016 and 2015 no restricted stock units vested.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. Options generally expire 10 years from the date of grant.  The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, January 1, 2015	23	$5.64	1.87	$35
Granted	—
Exercised	—
Cancelled or expired	(5)	$10.17
Options outstanding, December 31, 2015	18	$4.70	1.11	$22
Granted
Exercised
Cancelled or expired	(7)	$6.26
Options outstanding, December 31, 2016	11	$3.75	0.65	$37
Options exercisable, December 31, 2016	11	$3.75	0.65	$37

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $7.02 and $5.71 as of December 31, 2016 and 2015, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of December 31, 2016:

			Options Outstanding			Options Exercisable
							Weighted
Range of			Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price			Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
			(in thousands)	(years)		(in thousands)
		$1.56	4	1.27	$1.56	4	$1.56
$4.80	-	5.30	7	0.31	$4.95	7	$4.95
			11	0.65	$3.75	11	$3.75

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

	Year Ended
	December 31,
	2016	2015
	(in thousands)

Net income	$2,893	$1,731

Comprehensive income	$2,816	$1,710

Weighted average outstanding shares of common stock	7,327	7,325
Dilutive potential common shares from stock options and restricted stock units	80	55
Common stock and common stock equivalents	7,407	7,380

Earnings per share, basic and diluted	$0.39	$0.23

Comprehensive income per share: basic and diluted	$0.38	$0.23

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	96	126

NOTE 6-INCOME TAXES

The components of earnings before income tax provision (benefit) for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Income (loss) before income tax provision (benefit):
Domestic	$1,903	$1,038
Foreign	984	682
	$2,887	$1,720

Income tax provision (benefit) consists of the following for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Income tax provision (benefit):
Current
Federal	$427	$—
State	11	5
Foreign	231	(16)
Total current	669	(11)
Deferred:
Federal	(429)	—
State	(216)	—
Foreign	(30)	—
Total deferred	(675)	—
Total income tax provision (benefit)	$(6)	$(11)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	December 31,
	2016		2015
	$	%	$	%
	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$982	34.0%	$573	34.0%
State tax expense net of federal tax benefit	112	3.9%	57	3.4%
Foreign taxes	(103)	(3.6)%	(53)	(3.1)%
Other	(8)	(0.3)%	(20)	(1.0)%
Permanent loss of tax benefit related to NOLs limited by ownership change	—	0.0%	18,105	1,073.5%
Change in valuation allowance	(989)	(34.2)%	(18,673)	(1,107.3)%
Income tax provision (benefit)	$(6)	(0.2)%	$(11)	(0.5)%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the difference are expected to reverse.  Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets, net
Net operating loss carryforward	$420	$729
Credits	6	7
Accruals	17	19
Reserves	8	15
Fixed assets and intangible property	93	134
Stock compensation	74	30
Other	57	55
Total deferred tax assets	675	989
Valuation allowance	—	(989)
Net deferred tax assets	$675	$—

Deferred taxes are recorded for the following Net Operating Losses (“NOLs”) that can be used in future tax years:

	December 31,
	2016	2015
	(in millions)
Net operating losses
Federal	$1.0	$1.6
State	1.0	2.3
Foreign	0.1	0.3
	$2.1	$4.2

The federal and state NOLs expire at various dates between 2016 through 2030. Foreign NOLs are related to the jurisdictions of Singapore and Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs amount as of December 31, 2016 are subject to annual limitations due to the February 2010 ownership change, at approximately $71,000 per year.  Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote-off the related deferred tax assets during the year ended December 31, 2015.  Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.  At December 31, 2016, the gross NOLs without regard to this permanent write-off is $48.5 million for federal and $17.5 million for state.  A roll-forward of the NOLs for which deferred tax assets are now recorded is as follows:

	December 31,
	2016	2015
	(in millions)
Net operating losses
Balance at January 1,	$4.2	$78.1
Permanent loss of tax benefit related to NOLs limited by ownership change	—	(72.5)
NOL generated (utilized)	(2.2)	(1.7)
NOL expired unused	—	—
Other, including changes in foreign exchange rates	0.1	0.3
Balance at December 31,	$2.1	$4.2

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state and foreign jurisdictions and had previously recorded a total valuation allowance of $989 thousand as of December 31, 2015.   During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance was no longer warranted.

As of December 31, 2016, withholding and U.S. taxes had not been provided on approximately $700 thousand of unremitted earnings of non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations.  Such earnings would be taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.  Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be partially negated by the availability of corresponding foreign tax credits.  As of December 31, 2015, there were no unremitted earnings of non-U.S. subsidiaries due to historical losses in those entities.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  U.S. federal income tax returns after 2012 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions.  Generally, state and foreign income tax returns after 2011 remain open to examination.  No income tax returns are currently under examination.  As of December 31, 2016 and 2015, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.  The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense.  For the years ended December 31, 2016 and 2015, there were no penalties or interest recorded in income tax expense.

NOTE 7-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Customer A	22%	22%
Customer B	12%	13%
Customer C	11%	16%
Customer D	* %	10%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
United States	$6,833	$5,961
Asia and Middle East	3,357	3,035
Europe and other	1,696	1,518
Revenue, net	$11,886	$10,514

Revenues by geographic area are based on the country of shipment destination.  The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures.  Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved.  At December 31, 2016, two customers accounted for 44% and 15% of total accounts receivable.  At December 31, 2015, four customers account for approximately 33%, 19%, 14% and 11% of total accounts receivable.  Our allowance for doubtful accounts was $0 and $10 thousand as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
United States	$87	$45
Asia	267	144
Total long-lived assets	$354	$189

NOTE 8-RETIREMENT SAVINGS PLAN

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute between 1% and 60% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits.  The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $500.  All contributions, including the Company match, are vested immediately.  Our matching contributions to the plan were $5 thousand and $4 thousand in 2016 and 2015, respectively.

NOTE 9-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTC:BKFG)

We entered into an agreement, dated March 1, 2015 with BKF Capital Group, Inc. (“BKF”).  Pursuant to the agreement, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices, for a fee of $1,000 per month.  In addition, we will occasionally pay administrative expenses on behalf of BKF, and BKF will reimburse the Company.  For the years ended December 31, 2016 and 2015, BKF paid $12 thousand and $10 thousand, respectively to the Company.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At , December 31, 2016 and 2015, BKF owed us $1 thousand and $0, respectively

Qualstar Corporation (NASDAQ:QBAK)

The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupation and use of a portion of their Simi Valley manufacturing location and other expenses paid by one company on behalf of the other.   Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Year ended December 31,
	2016		2015
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$—	$6	$5	$2

Billed to Qualstar by Interlink	13	—	15	—
Paid by Qualstar to Interlink	(11)	—	(20)	—

Billed to Interlink by Qualstar	—	34	—	61
Paid by Interlink to Qualstar	—	(39)	—	(57)

Balance at December 31,	$2	$1	$—	$6

NOTE 10-COMMITMENTS

Operating Leases

We lease facilities under non-cancellable operating leases.  The leases expire at various dates through fiscal 2021 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases.  Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$236	$188	$184	$120	$68	$796

NOTE 11-CONTINGENCIES

We are not party to any legal proceedings at December 31, 2016.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.  Related legal defense costs are expensed as incurred.

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

We have also entered into an employment agreement with  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer.  This agreement contains certain severance and change in control obligations.  Under the agreement, if Mr. Bronson’s employment is terminated due to his death or disability (as such terms are defined in the agreement), Mr. Bronson or his beneficiaries will be entitled to receive: (i) his base compensation to the end of the monthly pay period immediately following the date of termination; (ii) accrued bonus payments; and (iii) all unvested equity and/or options issued by the Company shall immediately fully vest.  If Mr. Bronson’s employment is terminated by him for good reason (as such term is defined in the agreement), or by us without cause, then Mr. Bronson will be entitled to receive: (i) his base compensation to the date of termination; (ii) a severance payment equal to twelve months of his base compensation; (iii) any earned bonus compensation; (iv) employee benefits for twelve months following the date of termination; (v) any vested company match 401k or other retirement contribution; and (vi) all unvested equity and/or options issued by the Company shall immediately fully vest.

In the event of a change in control of the Company (as such term is defined in the agreement), Mr. Bronson is entitled to receive: (i) a change in control payment in an amount equal to twelve months of his base compensation, payable as of the date the change in control occurs; and (ii) all unvested equity and/or options issued by the Company shall immediately fully vest.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Related Party Transactions” and “Board of Directors and Corporate Governance – Director Independence” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

Dated: March 1, 2017	Interlink Electronics, Inc.

	By:	/s/ David S. Burnett
David S. Burnett
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven N. Bronson and David S. Burnett, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven N. Bronson	Chairman of the Board of Directors, President and Chief Executive Officer	March 1, 2017
Steven N. Bronson	(Principal Executive Officer)
/s/ David S. Burnett David S. Burnett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Angela Blatteis	Director	March 1, 2017
Angela Blatteis

/s/ Frank Levinson	Director	March 1, 2017
Frank H. Levinson

/s/ Mark Bailey	Director	March 1, 2017
Mark Bailey

S-1

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016

3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016

4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016

10.2*	Offer Letter, dated May 19, 2015, between the Registrant and Tracy A. Kern	10	000-21858	10.3	February 17, 2016

10.3*	Employment Agreement, dated January 31, 2014, between Interlink Electronics Singapore Private Limited and Albert Lu Chee Wai	10	000-21858	10.4	February 17, 2016

10.4*	Standard Multi-Tenant Office Lease – Gross, dated December 8, 2014, between K-Swiss Inc. and the Registrant	10	000-21858	10.5	February 17, 2016
10.5*	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
10.6*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.7*	Employment Offer Letter, dated July 11, 2016, between the Registrant and David S. Burnett	8-K	001-37659	10.1	August 24, 2016

16.1	Letter to the Securities and Exchange Commission from SingerLewak LLP dated January 20, 2016.	10	000-21858	16.1	February 17, 2016

21.1	List of Subsidiaries	10	000-21858	21.1	February 17, 2016

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

EX-1

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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