Form 10-Q
period 2017-03-31
INTERLINK ELECTRONICS INC
filed 2017-05-11
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of  May 9, 2017, the issuer had 7,334,805 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,373	$6,009
Restricted cash	5	5
Accounts receivable, net	1,636	1,726
Inventories	1,351	1,268
Prepaid expenses and other current assets	321	377
Total current assets	9,686	9,385
Property, plant and equipment, net	289	310
Intangibles, net	60	44
Deferred income taxes	630	675
Other assets	59	57
Total assets	$10,724	$10,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$239	$324
Accrued liabilities	313	334
Accrued income taxes	141	104
Deferred revenue, current	29	111
Total current liabilities	722	873

Total liabilities	722	873
Commitments and contingencies (see note 9)

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,328 and 7,326 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7	7
Additional paid-in-capital	60,399	60,370
Accumulated other comprehensive (loss) income	(60)	(71)
Accumulated deficit	(50,344)	(50,708)
Total stockholders' equity	10,002	9,598
Total liabilities and stockholders' equity	$10,724	$10,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands, except per share data)

Revenue, net	$2,884	$2,805
Cost of revenue	1,148	1,134
Gross profit	1,736	1,671
Operating expenses:
Engineering, research and development	178	141
Selling, general and administrative	1,027	912
Total operating expenses	1,205	1,053
Income from operations	531	618
Other income (expense):
Other income (expense), net	19	14
Income from continuing operations before income tax expense	550	632
Income tax expense	186	26
Net income	364	606
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11	4
Comprehensive income	$375	$610

Earnings per share, basic and diluted	$0.05	$0.08

Weighted average common shares outstanding - basic	7,328	7,326
Weighted average common shares outstanding - diluted	7,412	7,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$364	$606
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40	28
Stock based compensation	29	25
Changes in operating assets and liabilities:
Accounts receivable	90	(199)
Inventories	(83)	(168)
Prepaid expenses and other current assets	56	79
Other assets	(2)	(31)
Accounts payable	(85)	(83)
Accrued liabilities	(21)	(58)
Accrued income taxes	37	—
Deferred income taxes	45	—
Deferred revenue	(82)	(14)
Net cash provided by operating activities	388	185
Cash flows from investing activities:
Property, plant and equipment	(16)	(9)
Intangibles	(19)	—
Net cash used in investing activities	(35)	(9)

Effect of exchange rate changes on cash and cash equivalents	11	4
Net increase in cash and cash equivalents	364	180
Cash and cash equivalents, beginning of period	6,009	4,430
Cash and cash equivalents, end of period	$6,373	$4,610

Supplemental disclosure of cash flow information:
Income taxes paid	$105	$(15)

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

Fiscal Year

Our fiscal year is January 1 through December 31.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2016 balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required for annual periods. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K, filed with the SEC on March 2, 2017.

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

Our condensed consolidated financial statements include the accounts of Interlink and our subsidiaries in Shenzhen, China, Hong Kong and Singapore. All intercompany accounts and transactions between our consolidated operations have been eliminated.

Share and per share amounts and weighted-average grant date fair value reflect the 25% stock dividend paid on April 1, 2016.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Recently Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This update is intended to resolve the diverse accounting treatment of share-based payment awards whose performance target may be achieved after the requisite service period. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

permitted. Effective January 1, 2016, the Company adopted ASU No. 2014-12 and it did not have a material effect on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory.  The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method.  The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. Effective January 1, 2017, the Company adopted ASU No. 2015-11 and it had no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which modifies and simplifies several aspects of accounting for share-based payment transactions.  Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions.  Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period.  The full amount of excess tax benefits should be classified along with other income tax cash flows as an operating activity.  When awards are settled, cash paid to the taxing authorities by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity.  Additionally, with respect to forfeitures of awards, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  Effective January 1, 2017, the Company adopted ASU No. 2016-09 and it had no impact on our consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is currently assessing the impact of ASU 2014-09 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application.  The Company is currently evaluating the impact of ASU 2016-02 to our consolidated financial statements.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment,” which clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows.  The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable.  The Company has not yet evaluated the impact of the adoption of this accounting standard on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the periods shown on the statement of cash flows.  The ASU requires retrospective application, and is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  The Company does not expect the adoption of this accounting standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present.  The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business.  The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements.  The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect  the adoption of this accounting standard to have a material impact on our consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or market, consist of the following:

	March 31,	December 31,
	2017	2016
Inventories	(in thousands)
Raw materials	$765	$738
Work-in-process	345	357
Finished goods	241	173
Total inventories	$1,351	$1,268

NOTE 3-STOCKHOLDERS’ EQUITY

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

Activity for our restricted stock units is as follows:

Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2016	165	$3.54	2.33	$1,158
Awarded	—	$—
Released	—	—
Forfeited	—	$—
Restricted stock units, March 31, 2017	165	$3.54	2.09	$1,485

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $9.00 and $7.02 as of March 31, 2017 and December 31, 2016, respectively. No restricted stock units vested in the three months ended March 31, 2017.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2016	11	$3.75	0.65	$37
Granted	—	—
Exercised	—	—
Cancelled or expired	—	$—
Options outstanding, March 31, 2017	11	$3.75	0.41	$59
Options exercisable, March 31, 2017	11	$3.75	0.41	$59

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $9.00 and $7.02 as of March 31, 2017 and December 31 2016, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of March 31, 2017:

			Options Outstanding			Options Exercisable
							Weighted
Range of			Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price			Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
			(in thousands)	(years)		(in thousands)
		$1.56	4	1.02	$1.56	4	$1.56
$4.80	-	5.20	7	0.07	$4.95	7	$4.95
			11	0.41	$3.75	11	$3.75

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Net income	$364	$606

Comprehensive income	$375	$610

Weighted average outstanding shares of common stock	7,328	7,326
Dilutive potential common shares from stock options and restricted stock units	84	65
Common stock and common stock equivalents	7,412	7,391

Earnings per share, basic and diluted	$0.05	$0.08

Comprehensive income per share: basic and diluted	$0.05	$0.08

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	92	109

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Three months ended March 31,
	2017	2016
Customer A	17%	19%
Customer B	16%	* %
Customer C	12%	* %
Customer D	12%	11
Customer E	* %	11%
Customer F	* %	10%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
United States	$1,226	$1,579
Asia and Middle East	1,157	685
Europe and other	501	541
Revenue, net	$2,884	$2,805

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2017, three customers accounted for 31%, 27%, and 10% of total accounts receivable, respectively. At December 31, 2016, two customers accounted for 44% and 15% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 at both March 31, 2017 and December 31, 2016.

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
United States	$99	$87
Asia	250	267
Total long-lived assets	$349	$354

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTC:BKFG)

We entered into an agreement, dated March 1, 2015 with BKF Capital Group, Inc. (“BKF”).  Pursuant to the agreement, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices, for a fee of $1,000 per month.  As of February 1, 2017 this agreement was modified as BKF relocated and no longer occupied the furnished office.  Accordingly, the fee was reduced to $250 per month.  In addition, we will occasionally pay administrative expenses on behalf of BKF, and BKF will reimburse the Company.  For the three months ended March 31, 2017 and 2016, BKF paid $1,500 and $3,000, respectively to the Company.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At March 31, 2017 and December 31, 2016, there were no unpaid amounts owed by BKF to us.

Qualstar Corporation (NASDAQ:QBAK)

The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupation and use of a portion of their Simi Valley manufacturing location and other expenses paid by one company on behalf of the other.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended March 31,
	2017		2016
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$2	$1	$—	$6

Billed to Qualstar by Interlink	6	—	2	—
Paid by Qualstar to Interlink	(8)	—	(2)	—

Billed to Interlink by Qualstar	—	2	—	11
Paid by Interlink to Qualstar	—	(2)	—	(13)

Balance at March 31,	$—	$1	$—	$4

NOTE 8-INCOME TAXES

Income tax expense as a percentage of income before income taxes was 33.8% for the three months ended March 31, 2017 compared to 4.1% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs as of March 31, 2017 are subject to annual limitations due to the February 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state and foreign jurisdictions and had previously recorded a full valuation allowance.   During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance was no longer warranted.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	Remaining 2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$157	$189	$183	$120	$68	$717

Litigation

We are not party to any legal proceedings at March 31, 2017.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

NOTE 10-SUBSEQUENT EVENT

On April 25, 2017, we announced additional details related to the expansion of our global R&D center in Singapore. As part of this strategic expansion, we intend to add 10 scientists and engineers to our existing team in Singapore and invest $3.5 million in the next 3 years to establish a state-of-the art facility in Singapore.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Interlink has been a leader in the printed electronics industry for 30 years with the commercialization of our patented Force Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions.  Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

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

The industrial markets we serve (automotive, medical, rugged computing, industrial tools and equipment, among others) face challenges driven by product innovation, changes in talent requirements, and disruptions in energy markets.  Such challenges present an opportunity for us to emerge as a solution provider for these markets.  These opportunities include: new technologies such as industrial IoT, robotics and advanced manufacturing, and the skills and solutions needed to manage embedded technology and data analytics.  If capitalized and managed correctly, these innovations can support step changes in productivity by allowing companies to more actively monitor and optimize plant, asset, and supply chain performance.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  We are very pleased with our performance in the three months ended March 31, 2017 and expect increased demand for our products as the overall market continues to recover.  We are confident that our leadership position in providing HMI solutions remains strong.

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

Critical Accounting Policies and Estimates

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

We believe that our critical accounting polices and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2016, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the nine months ended March 31, 2017.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “Note 1 - The Company and its Significant Accounting Policies – Recently Adopted Accounting Pronouncements” and “Recently

Issued Acconting Pronouncements (Not Yet Adopted)” in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of income data for the periods indicated. The percentages in the table are based on net revenues.

	Three months ended March 31,
	2017		2016
	$	%	$	%
	(in thousands, except percentages)
Revenue, net	$2,884	100.0%	$2,805	100.0%
Cost of revenue	1,148	39.8%	1,134	40.4%
Gross profit	1,736	60.2%	1,671	59.6%
Operating expenses:
Engineering, research and development	178	6.2%	141	5.0%
Selling, general and administrative	1,027	35.6%	912	32.6%
Total operating expenses	1,205	41.8%	1,053	37.6%
Income from operations	531	18.4%	618	22.0%
Other income (expense):
Other income (expense), net	19	0.7%	14	0.5%
Total other income (expense), net	19	0.7%	14	0.5%
Income from continuing operations before income tax expense	550	19.1%	632	22.5%
Income tax expense	186	6.5%	26	0.9%
Net income	364	12.6%	606	21.6%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11	0.4%	4	0.1%
Comprehensive income	$375	13.0%	$610	21.7%

Results of Operations for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016

Revenue, net by Market is as follows:

	Three months ended March 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$700	24.3%	$806	28.7%	$(106)	(13.1)%
Industrial	647	22.4%	495	17.6%	152	30.6%
Medical	348	12.1%	301	10.7%	47	15.7%
Consumer	449	15.6%	242	8.6%	207	85.3%
Standard	740	25.6%	961	34.4%	(221)	(23.0)%
Revenue, net	$2,884	100.0%	$2,805	100.0%	$79	2.8%

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

The moderate increase in net revenues was driven by increased sales of our custom products in the industrial, medical and consumer markets, partially offset by decreased sales of our custom products into the automotive market.  We also had a significant decrease in sales of our standard products.  The overall growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  The decrease in custom automotive market sales was driven primarily by the timing of orders from our current customers in these markets.  Some of our larger customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods.  The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the automotive and medical markets will not be realized until late 2017 or early 2018.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth.

	Three months ended March 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,148	39.8%	$1,134	40.4%	$14	1.2%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues was flat compared with the same period in the prior year despite our increase in revenues.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs and other production overhead costs, as revenues increased.

	Three months ended March 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$178	6.2%	$141	5.0%	$37	26.2%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs increased as compared with the same period in the prior year primarily due to the investment in our Singapore R&D center and an increase in our engineering and R&D staffing worldwide in order to enhance our technology and product offerings.  We intend to continue to grow the global R&D center in Singapore substantially over the next three-to-five years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.  On February 24, 2016, we entered into a five-year lease agreement for a new R&D facility in Singapore and moved into the new facility in July 2016.

	Three months ended March 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$1,027	35.6%	$912	32.6%	$115	12.6%

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses increased as compared with the same period in the prior year driven by increased costs related to realigning our sales and marketing strategy.  We added a Vice President of Sales and Marketing in August 2016 and have made other sales related resource investments in order to focus efforts on reaching a larger share of the markets we serve.

	Three months ended March 31,
	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense	$186	33.8%	$26	4.1%	$160	615.4%

Tax expense for the three months ended March 31, 2017 reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the three months ended March 31, 2016 was substantially reduced by net operating loss (“NOL”) carryovers for which no prior benefit was taken.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of March 31, 2017, we had cash and cash equivalents of $6.4 million, working capital of $9.0 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of March 31, 2017.  Of the $6.4 million of cash balances on hand, $946 thousand was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$388	$185
Net cash used in investing activities	$(35)	$(9)
Net cash provided by financing activities	$—	$—

Net Cash Provided by Operating Activities

For the three months ended March 31, 2017, the $388 thousand in net cash provided by operating activities was primarily attributable to net income of $364 thousand, adjusted for non-cash charges of $69 thousand.  The net decrease in cash due to changes in operating assets and liabilities of $45 thousand was primarily due to the timing of shipments and payments during the period, as discussed below.

For the three months ended March 31, 2016, the $185 thousand in net cash provided by operating activities was primarily attributable to net income of $606 thousand and adjustments for non-cash charges of $53 thousand.  This was offset by a net decrease due to changes in operating assets and liabilities of $474 thousand.

Accounts receivable slightly decreased from $1.7 million at December 31, 2016 to $1.6 million at March 31, 2017 due to the timing of shipments and payments at year-end.  Inventories increased from $1.3 million at December 31, 2016 to $1.4 million at March 31, 2017.  Inventory balances will fluctuate at the end of any accounting period depending on the timing of materials purchases and product shipments.  Accounts payable, accrued payables, accrued expenses, and other accrued liabilities decreased from $762 thousand at December 31, 2016 to $693 thousand at March 31, 2017 primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35 thousand for the three months ended March 31, 2017, compared to $9 thousand for the three months ended March 31, 2016.  The increase was primarily related to capital expenditures for the expansion of our global R&D center in Singapore.

Net Cash Provided by Financing Activities

There were no financing activities for the three months ended March 31, 2017 or 2016, respectively.

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Commitments

As of March 31, 2017, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	Remaining 2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$157	$189	$183	$120	$68	$717

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors during the nine months ended March 31, 2017.

Item 5.Other Information

Effective as of May 8, 2017, Steven N. Bronson, our Chairman of the Board, Chief Executive Officer, President and Secretary, was appointed as our Chief Financial Officer, with such position previously being vacant.

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

X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Interlink Electronics, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Steven N. Bronson
Steven N. Bronson
Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer)