Form 10-Q
period 2017-06-30
INTERLINK ELECTRONICS INC
filed 2017-08-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

As of  August 10, 2017, the issuer had 7,336,488 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2017	2016
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,968	$6,009
Restricted cash	5	5
Accounts receivable, net	1,958	1,726
Inventories	1,361	1,268
Prepaid expenses and other current assets	214	377
Total current assets	10,506	9,385
Property, plant and equipment, net	272	310
Intangibles, net	56	44
Deferred income taxes	622	675
Other assets	58	57
Total assets	$11,514	$10,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$335	$324
Accrued liabilities	303	334
Accrued income taxes	201	104
Deferred revenue, current	44	111
Total current liabilities	883	873

Total liabilities	883	873

Commitments and contingencies (see note 9)

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,335 and 7,326 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in-capital	60,454	60,370
Accumulated other comprehensive (loss) income	(35)	(71)
Accumulated deficit	(49,795)	(50,708)
Total stockholders' equity	10,631	9,598
Total liabilities and stockholders' equity	$11,514	$10,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
		(in thousands, except per share data)

Revenue, net	$3,264	$3,054	$6,148	$5,859
Cost of revenue	1,203	1,211	2,351	2,345
Gross profit	2,061	1,843	3,797	3,514
Operating expenses:
Engineering, research and development	157	174	335	315
Selling, general and administrative	1,065	755	2,092	1,667
Total operating expenses	1,222	929	2,427	1,982
Income from operations	839	914	1,370	1,532
Other income (expense):
Other income (expense), net	(2)	15	17	29
Income before income tax expense	837	929	1,387	1,561
Income tax expense	288	180	474	206
Net income	549	749	913	1,355
Other comprehensive income, net of tax:
Foreign currency translation adjustments	25	(25)	36	(21)
Comprehensive income	$574	$724	$949	$1,334

Earnings per share, basic and diluted	$0.07	$0.10	$0.12	$0.18

Weighted average common shares outstanding - basic	7,333	7,326	7,331	7,326
Weighted average common shares outstanding - diluted	7,420	7,406	7,416	7,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$913	$1,355
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	86	34
Stock based compensation	50	43
Changes in operating assets and liabilities:
Accounts receivable	(232)	(136)
Inventories	(93)	(270)
Prepaid expenses and other current assets	163	90
Other assets	(1)	(35)
Accounts payable	11	120
Accrued liabilities	(31)	(18)
Accrued income taxes	97	—
Deferred income taxes	53	—
Deferred revenue	(67)	(27)
Net cash provided by operating activities	949	1,156
Cash flows from investing activities:
Property, plant and equipment	(41)	(166)
Intangibles	(19)	—
Net cash used in investing activities	(60)	(166)
Cash flows from financing activities:
Proceeds from exercise of stock options	34	—
Net cash provided by financing activities	34	—

Effect of exchange rate changes on cash and cash equivalents	36	(21)
Net increase in cash and cash equivalents	959	969
Cash and cash equivalents, beginning of period	6,009	4,430
Cash and cash equivalents, end of period	$6,968	$5,399

Supplemental disclosure of cash flow information:
Income taxes paid	$293	$22

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

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

Our condensed consolidated financial statements include the accounts of Interlink and our subsidiaries in Shenzhen, China, Hong Kong and Singapore. All intercompany accounts and transactions between our consolidated operations have been eliminated.

Share and per share amounts and weighted-average grant date fair value reflect a 25% stock dividend paid on April 1, 2016.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”- The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is currently assessing the impact of ASU 2014-09 on our consolidated financial statements to be completed by the end of 2017.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or market, consist of the following:

	June 30,	December 31,
	2017	2016
Inventories	(in thousands)
Raw materials	$903	$738
Work-in-process	273	357
Finished goods	185	173
Total inventories	$1,361	$1,268

NOTE 3-STOCKHOLDERS’ EQUITY

On April 1, 2016, we completed a stock dividend of one quarter (¼) of one share of common stock for every one (1) share of common stock outstanding. All share amounts, exercise prices, and weighted-average grant date fair value for our common stock, stock options and restricted stock reflect the stock dividend.

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

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2016	165	$3.54	2.33	$1,158
Awarded	5	$8.81
Released	—	$—
Forfeited	(5)	$11.09
Restricted stock units, June 30, 2017	165	$3.54	1.86	$1,320

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $8.00 and $7.02 as of June 30, 2017 and December 31, 2016, respectively. No restricted stock units vested in the six months ended June 30, 2017.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Stock based compensation incurred for the three and six months ended June 30, 2017 was $21 thousand and $50 thousand, respectively as compared to $18 thousand and $43 thousand for the comparable periods ended June 30, 2016.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2016	11	$3.75	0.65	$37
Granted	—	$—
Exercised	(6)	$4.96
Cancelled or expired	(1)	$4.80
Options outstanding, June 30, 2017	4	$1.56	0.77	$26
Options exercisable, June 30, 2017	4	$1.56	0.77	$26

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $8.00 and $7.02 as of June 30, 2017 and December 31 2016, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of June 30, 2017:

	Options Outstanding			Options Exercisable
Weighted
Range of	Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
	(in thousands)	(years)		(in thousands)
$1.56	4	0.77	$1.56	4	$1.56

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(in thousands, except per share data)

Net income	$549	$749	$913	$1,355

Comprehensive income	$574	$724	$949	$1,334

Weighted average outstanding shares of common stock	7,333	7,326	7,331	7,326
Dilutive potential common shares from stock options and restricted stock units	87	80	85	74
Common stock and common stock equivalents	7,420	7,406	7,416	7,400

Earnings per share, basic and diluted	$0.07	$0.10	$0.12	$0.18

Comprehensive income per share: basic and diluted	$0.08	$0.10	$0.13	$0.18

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	82	87	84	93

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Customer A	25%	20%	21%	20%
Customer B	15%	12%	15%	10%
Customer C	11%	12%	11%	11%
Customer D	* %	14%	* %	13%
Customer E	* %	10%	* %	10%

*Less than 10% of total net revenues

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Net revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
United States	$1,763	$1,913	$2,989	$3,492
Asia and Middle East	1,167	632	2,324	1,317
Europe and other	334	509	835	1,050
Revenue, net	$3,264	$3,054	$6,148	$5,859

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2017, two customers accounted for 42% and 25% of total accounts receivable, respectively. At December 31, 2016, two customers accounted for 44% and 15% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 at both June 30, 2017 and December 31, 2016.

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
United States	$97	$87
Asia	231	267
Total long-lived assets	$328	$354

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTC:BKFG)

We entered into an agreement, dated March 1, 2015 with BKF Capital Group, Inc. (“BKF”).  Pursuant to the agreement, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices, for a fee of $1,000 per month.  As of February 1, 2017 this agreement was modified as BKF relocated and no longer occupied the furnished office.  Accordingly, the fee was reduced to $250 per month.  In addition, we will occasionally pay administrative expenses on behalf of BKF, and BKF will reimburse the Company.  For the three months ended June 30, 2017 and 2016, BKF paid $750 and $3,000, respectively to the Company.  For the six months ended June 30, 2017 and 2016, BKF paid $2,250 and $6,000, respectively to the Company.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At June 30, 2017 and December 31, 2016, there were no unpaid amounts owed by BKF to us.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended June 30,
	2017		2016
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at March 31,	$—	$1	$—	$4

Billed to Qualstar by Interlink	1	—	4	—
Paid by Qualstar to Interlink	(1)	—	—	—

Billed to Interlink by Qualstar	—	3	—	9
Paid by Interlink to Qualstar	—	(3)	—	(10)

Balance at June 30,	$—	$1	$4	$3

	Six months ended June 30,
	2017		2016
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$2	$1	$—	$6

Billed to Qualstar by Interlink	7	—	6	—
Paid by Qualstar to Interlink	(9)	—	(2)	—

Billed to Interlink by Qualstar	—	5	—	20
Paid by Interlink to Qualstar	—	(5)	—	(23)

Balance at June 30,	$—	$1	$4	$3

NOTE 8-INCOME TAXES

Income tax expense as a percentage of income before income taxes was 33.4% and 34.2% for the three and six months ended June 30, 2017 versus 19.4% and 13.2% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs as of June 30, 2017 are subject to annual limitations due to the February 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  We analyzed our need to maintain the valuation allowance against

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	Remaining 2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$141	$226	$183	$120	$68	$738

Litigation

We are not party to any legal proceedings at June 30, 2017.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

None.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  We are very pleased with our performance in the three and six months ended June 30, 2017.  We are confident that our leadership position in providing HMI solutions remains strong.

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

We believe that our critical accounting polices and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2016, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the six months ended June 30, 2017.

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

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
			(in thousands, except percentages)
Revenue, net	$3,264	100.0%	$3,054	100.0%	$6,148	100.0%	$5,859	100.0%
Cost of revenue	1,203	36.9%	1,211	39.7%	2,351	38.2%	2,345	40.0%
Gross profit	2,061	63.1%	1,843	60.3%	3,797	61.8%	3,514	60.0%
Operating expenses:
Engineering, research and development	157	4.8%	174	5.7%	335	5.4%	315	5.4%
Selling, general and administrative	1,065	32.6%	755	24.7%	2,092	34.1%	1,667	28.5%
Total operating expenses	1,222	37.4%	929	30.4%	2,427	39.5%	1,982	33.9%
Income from operations	839	25.7%	914	29.9%	1,370	22.3%	1,532	26.1%
Other income (expense):
Other income (expense), net	(2)	(0.1)%	15	0.5%	17	0.3%	29	0.5%
Income before income tax expense	837	25.6%	929	30.4%	1,387	22.6%	1,561	26.6%
Income tax expense	288	8.8%	180	5.9%	474	7.7%	206	3.5%
Net income	549	16.8%	749	24.5%	913	14.9%	1,355	23.1%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	25	0.8%	(25)	(0.8)%	36	0.5%	(21)	(0.3)%
Comprehensive income	$574	17.6%	$724	23.7%	$949	15.4%	$1,334	22.8%

Results of Operations for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016

Revenue, net by Market is as follows:

	Three months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$1,016	31.1%	$920	30.1%	$96	10.4%
Industrial	475	14.5%	313	10.2%	162	51.7%
Medical	350	10.7%	361	11.8%	(11)	(3.0)%
Consumer	486	14.9%	367	12.0%	119	32.5%
Standard	937	28.8%	1,093	35.9%	(156)	(14.2)%
Revenue, net	$3,264	100.0%	$3,054	100.0%	$210	6.9%

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

The increase in net revenues was driven by increased sales of our custom products in the industrial, automotive and consumer markets, partially offset by decreased sales of our custom products into the medical market.  We also had a significant decrease in sales of our standard products.  The overall growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  Some of our larger customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods.  The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the automotive and medical markets will not be realized until late 2017 or early 2018.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth.

We anticipate sales of custom products into the automotive market, and total revenues, for the second half of 2017 to be lower as compared to the comparable period of 2016, due to a major customer’s design change eliminating the need for our soulution.

	Three months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,203	36.9%	$1,211	39.7%	$(8)	(0.7)%

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

	Three months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$157	4.8%	$174	5.7%	$(17)	(9.8)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs decreased as compared with the same period in the prior year primarily due to the timing of investment in our Singapore R&D center.  We intend to continue to grow the global R&D center in Singapore substantially over the next three-to-five years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.  On February 24, 2016, we entered into a five-year lease agreement for a new R&D facility in Singapore and moved into the new facility in July 2016.

	Three months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$1,065	32.6%	$755	24.7%	$310	41.1%

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

	Three months ended June 30,
	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax benefit (expense)	$288	34.4%	$180	19.4%	$108	60.0%

Tax expense for the three months ended June 30, 2017 reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the three months ended June 30, 2016 was substantially reduced by net operating loss (“NOL”) carryovers for which no prior benefit was taken.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.

Results of Operations for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016

Revenue, net by Market is as follows:

	Six months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$1,716	27.9%	$1,726	29.5%	$(10)	(0.6)%
Industrial	1,121	18.2%	808	13.8%	313	38.8%
Medical	698	11.4%	662	11.3%	36	5.5%
Consumer	935	15.2%	610	10.4%	325	53.2%
Standard	1,677	27.3%	2,053	35.0%	(376)	(18.3)%
Revenue, net	$6,148	100.0%	$5,859	100.0%	$289	4.9%

The increase in net revenues was driven by increased sales of our custom products in the industrial and consumer markets, slightly offset by decreased sales of our custom products into the automotive market.  We also had a significant decrease in sales of our standard products.  The overall growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  Some of our larger customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods.  The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the automotive and medical markets will not be realized until late 2017 or early 2018.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth.

	Six months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$2,351	38.2%	$2,345	40.0%	$6	0.3%

Cost of revenues was flat compared with the same period in the prior year despite our increase in revenues.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs and other production overhead costs, as revenues increased.

	Six months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$335	5.4%	$315	5.4%	$20	6.3%

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

	Six months ended June 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$2,092	34.1%	$1,667	28.5%	$425	25.5%

SG&A expenses increased significantly as compared with the same period in the prior year driven by increased costs related to realigning our sales and marketing strategy.  We added a Vice President of Sales and Marketing in August 2016 and have made other sales related resource investments in order to focus efforts on reaching a larger share of the markets we serve.

	Six months ended June 30,
	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax benefit (expense)	$474	34.2%	$206	13.2%	$268	130.1%

Tax expense for the six months ended June 30, 2017 reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the six months ended June 30, 2016 was substantially reduced by net operating loss (“NOL”) carryovers for which no prior benefit was taken.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of June 30, 2017, we had cash and cash equivalents of $7.0 million, working capital of $9.6 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of June 30, 2017.  Of the $7.0 million of cash balances on hand, $1.4 million was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six months ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$949	$1,156
Net cash used in investing activities	$(60)	$(166)
Net cash provided by financing activities	$34	$—

Net Cash Provided by Operating Activities

For the six months ended June 30, 2017, the $949 thousand in net cash provided by operating activities was primarily attributable to net income of $913 thousand, adjusted for non-cash charges of $136 thousand.  The net decrease in cash due to changes in operating assets and liabilities of $100 thousand was primarily due to the timing of shipments and payments during the period, as discussed below.

For the six months ended June 30, 2016, the $1.2 million in net cash provided by operating activities was primarily attributable to net income of $1.4 million and adjustments for non-cash charges of $77 thousand.  This was offset by a net decrease due to changes in operating assets and liabilities of $276 thousand.

Accounts receivable slightly increased from $1.7 million at December 31, 2016 to $2.0 million at June 30, 2017 due to the timing of shipments and payments at year-end.  Inventories increased from $1.3 million at December 31, 2016 to $1.4 million at June 30, 2017.  Inventory balances will fluctuate at the end of any accounting period depending on the timing of materials purchases and product shipments.  Accounts payable, accrued payables, accrued expenses, and other accrued liabilities decreased from $762 thousand at December 31, 2016 to $739 thousand at June 30, 2017 primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash Used in Investing Activities

Net cash used in investing activities was $60 thousand for the six months ended June 30, 2017, compared to $166 thousand for the six months ended June 30, 2016.  The decrease was primarily related to leasehold improvements for the expansion of our global R&D center in Singapore in the second quarter of 2016.

Net Cash Provided by Financing Activities

Proceeds from the exercising of stock options was $34 thousand and $0 for the six months ended June 30, 2017 or 2016, respectively.

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Commitments

As of June 30, 2017, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	Remaining 2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$141	$226	$183	$120	$68	$738

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors during the nine months ended June 30, 2017.

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

Date: August 10, 2017	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Steven N. Bronson
Steven N. Bronson
Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer)