Form 10-Q
period 2017-09-30
INTERLINK ELECTRONICS INC
filed 2017-11-09
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of  November 8, 2017, the issuer had 7,336,488 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$7,798	$6,009
Restricted cash	5	5
Accounts receivable, net	1,386	1,726
Inventories	1,256	1,268
Prepaid expenses and other current assets	183	377
Total current assets	10,628	9,385
Property, plant and equipment, net	320	310
Intangibles, net	68	44
Deferred income taxes	527	675
Other assets	59	57
Total assets	$11,602	$10,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$143	$324
Accrued liabilities	320	334
Accrued income taxes	74	104
Deferred revenue, current	—	111
Total current liabilities	537	873

Total liabilities	537	873

Commitments and contingencies (see note 9)	—	—

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,336 and 7,326 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in-capital	60,497	60,370
Accumulated other comprehensive (loss) income	4	(71)
Accumulated deficit	(49,443)	(50,708)
Total stockholders' equity	11,065	9,598
Total liabilities and stockholders' equity	$11,602	$10,471

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
		(in thousands, except per share data)

Revenue, net	$2,649	$3,246	$8,797	$9,105
Cost of revenue	992	1,296	3,343	3,641
Gross profit	1,657	1,950	5,454	5,464
Operating expenses:
Engineering, research and development	230	183	565	498
Selling, general and administrative	895	830	2,987	2,497
Total operating expenses	1,125	1,013	3,552	2,995
Income from operations	532	937	1,902	2,469
Other income (expense):
Other income (expense), net	(4)	6	13	35
Income before income tax expense	528	943	1,915	2,504
Income tax expense	176	329	650	535
Net income	352	614	1,265	1,969
Other comprehensive income, net of tax:
Foreign currency translation adjustments	39	(4)	75	(25)
Comprehensive income	$391	$610	$1,340	$1,944

Earnings per share, basic and diluted	$0.05	$0.08	$0.17	$0.27

Weighted average common shares outstanding - basic	7,336	7,327	7,332	7,327
Weighted average common shares outstanding - diluted	7,425	7,410	7,418	7,406

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$1,265	$1,969
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	139	63
Stock based compensation	93	90
Changes in operating assets and liabilities:
Accounts receivable	340	(170)
Inventories	12	(227)
Prepaid expenses and other current assets	194	158
Other assets	(2)	(32)
Accounts payable	(181)	(154)
Accrued liabilities	(14)	18
Accrued income taxes	(30)	329
Deferred income taxes	148	—
Deferred revenue	(111)	(23)
Net cash provided by operating activities	1,853	2,021
Cash flows from investing activities:
Property, plant and equipment	(138)	(239)
Intangibles	(35)	(30)
Net cash used in investing activities	(173)	(269)
Cash flows from financing activities:
Proceeds from exercise of stock options	34	—
Net cash provided by financing activities	34	—

Effect of exchange rate changes on cash and cash equivalents	75	(25)
Net increase in cash and cash equivalents	1,789	1,727
Cash and cash equivalents, beginning of period	6,009	4,430
Cash and cash equivalents, end of period	$7,798	$6,157

Supplemental disclosure of cash flow information:
Income taxes paid	$503	$206

See accompanying notes to these condensed consolidated financial statements.

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

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

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

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi.  Translation adjustments are an inherent result of the process of translating our Chinese subsidiary 's financial statements from Renminbi to United States dollars. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date.  Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.  Translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity until a recognition event takes place.

The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar.  However, our Hong Kong and Singapore subsidiaries also transact business in their local currency.  Therefore, the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included in results of operations.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

15, 2016, and interim periods within those annual periods, with early adoption permitted.  Effective January 1, 2017, the Company adopted ASU No. 2016-09 and it had no impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”- The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is currently assessing the impact of ASU 2014-09 on our consolidated financial statements, but it is not expected to result in material differences in the amount or timing of recognized revenue.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not expect this new guidance to have a material impact on its condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or market, consist of the following:

	September 30,	December 31,
	2017	2016
Inventories	(in thousands)
Raw materials	$860	$738
Work-in-process	250	357
Finished goods	146	173
Total inventories	$1,256	$1,268

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2016	165	$3.54	2.33	$1,158
Awarded	5	$8.81
Released	—	$—
Forfeited	(5)	$11.09
Restricted stock units, September 30, 2017	165	$3.47	1.60	$1,134

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $6.87 and $7.02 as of September 30, 2017 and December 31, 2016, respectively. No restricted stock units vested in the nine months ended September 30, 2017.

Stock based compensation incurred for the three and nine months ended September 30, 2017 was $29 thousand and $79 thousand, respectively as compared to $27 thousand and $70 thousand for the comparable periods ended September 30, 2016.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2016	11	$3.75	0.65	$37
Granted	—	$—
Exercised	(6)	$4.96
Cancelled or expired	(1)	$4.80
Options outstanding, September 30, 2017	4	$1.56	0.52	$21
Options exercisable, September 30, 2017	4	$1.56	0.52	$21

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $6.87 and $7.02 as of September 30, 2017 and December 31 2016, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

expected life of a stock award is the period of time that the award is expected to be outstanding. We have not granted any stock options since 2008.

The following table provides additional information in regards to options outstanding as of September 30, 2017:

	Options Outstanding			Options Exercisable
Weighted
Range of	Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
	(in thousands)	(years)		(in thousands)
$1.56	4	0.52	$1.56	4	$1.56

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(in thousands, except per share data)

Net income	$352	$614	$1,265	$1,969

Comprehensive income	$391	$610	$1,340	$1,944

Weighted average outstanding shares of common stock	7,336	7,327	7,332	7,327
Dilutive potential common shares from stock options and restricted stock units	89	83	86	79
Common stock and common stock equivalents	7,425	7,410	7,418	7,406

Earnings per share, basic and diluted	$0.05	$0.08	$0.17	$0.27

Comprehensive income per share: basic and diluted	$0.05	$0.08	$0.18	$0.26

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	80	93	83	98

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Net revenues from customers equal, to or greater than, 10% of total net revenues are as follows:

	Three months ended September 30,			Nine months ended September 30,
	2017		2016	2017	2016
Customer A	18%		14%	16%	12%
Customer B	*	%	23%	16%	21%
Customer C	20%		11%	14%	11%
Customer D	*	%	* %	* %	11%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
United States	$1,249	$1,699	$4,238	$5,191
Asia and Middle East	1,156	1,093	3,480	2,410
Europe and other	244	454	1,079	1,504
Revenue, net	$2,649	$3,246	$8,797	$9,105

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2017, three customers accounted for 35%, 20% and 11% of total accounts receivable, respectively. At December 31, 2016, two customers accounted for 44% and 15% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 at both September 30, 2017 and December 31, 2016.

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
United States	$105	$87
Asia	283	267
Total long-lived assets	$388	$354

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTC:BKFG)

We entered into an agreement, dated March 1, 2015 with BKF Capital Group, Inc. (“BKF”).  Pursuant to the agreement, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices, for a fee of $1,000 per month.  As of February 1, 2017 this agreement was modified as BKF relocated and no longer occupied the furnished office.  Accordingly, the fee was reduced to $250 per month.  In addition, we will occasionally pay administrative expenses on behalf of BKF, and BKF will reimburse the Company.  For the three months ended September 30, 2017 and 2016, BKF paid $750 and $3,000, respectively to the Company.  For the nine months ended

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

September 30, 2017 and 2016, BKF paid $3,000 and $9,000, respectively to the Company.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At September 30, 2017 and December 31, 2016, there were no unpaid amounts owed by BKF to us.

Qualstar Corporation (NASDAQ:QBAK)

The Company agreed to reimburse, or be reimbursed by, Qualstar Corporation (“Qualstar”) for our occupancy and use of a portion of their Simi Valley manufacturing location and other expenses paid by one company on behalf of the other.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended September 30,
	2017		2016
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at June 30,	$—	$1	$4	$3

Billed to Qualstar by Interlink	1	—	5	—
Paid by Qualstar to Interlink	(1)	—	(9)	—

Billed to Interlink by Qualstar	—	3	—	10
Paid by Interlink to Qualstar	—	(3)	—	(10)

Balance at September 30,	$—	$1	$—	$3

	Nine months ended September 30,
	2017		2016
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$2	$1	$—	$6

Billed to Qualstar by Interlink	8	—	11	—
Paid by Qualstar to Interlink	(10)	—	(11)	—

Billed to Interlink by Qualstar	—	8	—	30
Paid by Interlink to Qualstar	—	(8)	—	(33)

Balance at September 30,	$—	$1	$—	$3

NOTE 8-INCOME TAXES

Income tax expense as a percentage of income before income taxes was 33.3% and 33.9%   for the three and nine months ended September 30, 2017 versus 34.9% and 21.4% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs as of September 30, 2017 are subject to annual limitations due to the February 2010 ownership change.

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

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	Remaining 2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$71	$226	$183	$120	$68	$668

Litigation

We are not party to any legal proceedings at September 30, 2017.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

Warranties

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers.  We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements.  Our warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including past warranty return rates and expenses over various warranty periods.  Historically, our warranty returns have not been material.

Intellectual Property Indemnities

We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products.  These indemnities appear in development and supply

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Interlink has been a leader in the printed electronics industry for over 30 years with the commercialization of our patented Force Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions.  Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

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

Over the next three-to-five years, we anticipate investing significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge HMI solutions that are seamless to deploy and preform flawlessly.  We are dramatically growing our R&D organization in Singapore to ensure we have the right team to launch our current designs and develop new product offerings that will meet the market’s growing demand for touch technology.  Our Singapore location allows us to take advantage of the abundance of engineering talent for future new product development.  We are also exploring potential strategic relationships with Singapore-based companies and technology institutes that will support our growth initiatives.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  In spite of decreased sales resulting from the loss a significant customer platform, we are very pleased with our performance in the three and nine months ended September 30, 2017.  We are confident that our leadership position in providing HMI solutions remains strong.

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

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation and strategic bolt-on acquisitions.  In connection with our growth strategy, we will continue to evaluate potential acquisitions in 2017 and 2018; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

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

We believe that our critical accounting policies and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2016, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the nine months ended September 30, 2017.

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

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
			(in thousands, except percentages)
Revenue, net	$2,649	100.0%	$3,246	100.0%	$8,797	100.0%	$9,105	100.0%
Cost of revenue	992	37.4%	1,296	39.9%	3,343	38.0%	3,641	40.0%
Gross profit	1,657	62.6%	1,950	60.1%	5,454	62.0%	5,464	60.0%
Operating expenses:
Engineering, research and development	230	8.7%	183	5.6%	565	6.4%	498	5.5%
Selling, general and administrative	895	33.8%	830	25.6%	2,987	34.0%	2,497	27.4%
Total operating expenses	1,125	42.5%	1,013	31.2%	3,552	40.4%	2,995	32.9%
Income from operations	532	20.1%	937	28.9%	1,902	21.6%	2,469	27.1%
Other income (expense):
Other income (expense), net	(4)	(0.2)%	6	0.2%	13	0.1%	35	0.4%
Income before income tax expense	528	19.9%	943	29.1%	1,915	21.8%	2,504	27.5%
Income tax expense	176	6.6%	329	10.2%	650	7.4%	535	5.9%
Net income	352	13.3%	614	18.9%	1,265	14.4%	1,969	21.6%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	39	1.5%	(4)	(0.1)%	75	0.8%	(25)	(0.3)%
Comprehensive income	$391	14.8%	$610	18.8%	$1,340	15.2%	$1,944	21.3%

Results of Operations for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016

Revenue, net by Market is as follows:

	Three months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$128	4.8%	$1,009	31.1%	$(881)	(87.3)%
Industrial	523	19.7%	476	14.7%	47	9.9%
Medical	522	19.7%	362	11.1%	160	44.1%
Consumer	486	18.3%	468	14.4%	18	3.8%
Standard	990	37.5%	931	28.7%	59	6.4%
Revenue, net	$2,649	100.0%	$3,246	100.0%	$(597)	(18.4)%

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

The decrease in net revenues was driven entirely by a major customer in the automotive market making a design change to their product that eliminated the need for our solution. This decrease was partially offset by increased sales of our custom products in the industrial, medical, automotive and consumer markets.  We also had a positive increase in sales of our standard products.  Other than the automotive market, growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  Some of our larger customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods.  The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the medical market has been in the pipeline as part of a long design cycle and revenues are just starting to be realized in late 2017.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in early 2018.

We anticipate sales of custom products into the automotive market, and total revenues, for the fourth quarter of 2017 to be lower as compared to the comparable period of 2016, due to the major customer’s design change discussed above.

	Three months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$992	37.4%	$1,296	39.9%	$(304)	(23.5)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues was lower compared with the same period in the prior year consistent with lower revenues.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs and other production overhead costs.

	Three months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$230	8.7%	$183	5.6%	$47	25.7%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs increased as compared with the same period in the prior year primarily due to the timing of initial investments in our Singapore R&D center.  We will continue to substantialy grow the global R&D center in Singapore over the next three-to-five years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.  On February 24, 2016, we entered into a five-year lease agreement for a new R&D facility in Singapore and moved into the new facility in July 2016.

	Three months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$895	33.8%	$830	25.6%	$65	7.8%

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses increased as compared with the same period in the prior year driven by increased costs related to execution of a stronger sales and marketing strategy.  We added a Vice President of Sales and Marketing in August 2016 and have made other sales related resource investments in order to focus efforts on reaching a larger share of the markets we serve.  In addition, we added a Director of Strategic Partnerships in April 2017 to focus on accelerating the adoption of new technical solutions in the HMI space by identifying and implementing partnerships with leading technology companies, universities, industry consortia and government agencies.

	Three months ended September 30,
	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax benefit (expense)	$176	33.3%	$329	34.9%	$(153)	(46.5)%

Tax expense for the three months ended September 30, 2017 reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. In addition, tax expense for the three months ended September 30, 2016 was reduced by net operating loss (“NOL”) carryovers for which no prior benefit was taken.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.

Results of Operations for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016

Revenue, net by Market is as follows:

	Nine months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$1,844	21.0%	$2,735	30.1%	$(891)	(32.6)%
Industrial	1,644	18.7%	1,285	14.1%	359	28.0%
Medical	1,220	13.9%	1,023	11.2%	197	19.3%
Consumer	1,421	16.1%	1,078	11.8%	343	31.8%
Standard	2,668	30.3%	2,984	32.8%	(316)	(10.6)%
Revenue, net	$8,797	100.0%	$9,105	100.0%	$(308)	(3.4)%

The decrease in net revenues was driven by a major customer in the automotive market making a design change to their product that eliminated the need for our solution. This decrease was partially offset by increased sales of our custom products in the industrial, medical and consumer markets.We also had a significant decrease in sales of our standard products.  Other than the automotive market, growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  Some of our larger customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods.  The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the medical market has been in the pipeline as part of a long design cycle and revenues are just starting to be realized in late 2017.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in early 2018.

	Nine months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$3,343	38.0%	$3,641	40.0%	$(298)	(8.2)%

Cost of revenues decreased compared with the same period in the prior year consistent with our decrease in revenues.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs and other production overhead costs.

	Nine months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$565	6.4%	$498	5.5%	$67	13.5%

Our engineering and R&D costs increased as compared with the same period in the prior year primarily due to initial investments in our Singapore R&D center and an increase in our engineering and R&D staffing worldwide in order to enhance our technology and product offerings.  We will continue to substantially grow the global R&D center in Singapore over the next three-to-five years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.  On February 24, 2016, we entered into a five-year lease agreement for a new R&D facility in Singapore and moved into the new facility in July 2016.

	Nine months ended September 30,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$2,987	34.0%	$2,497	27.4%	$490	19.6%

SG&A expenses increased significantly as compared with the same period in the prior year driven by increased costs related to execution of a stronger sales and marketing strategy.  We added a Vice President of Sales and Marketing in August 2016 and have made other sales related resource investments in order to focus efforts on reaching a larger share of the markets we serve. In addition, we added a Director of Strategic Partnerships in April 2017 to focus on accelerating the adoption of new technical solutions in the HMI space by identifying and implementing partnerships with leading technology companies, universities, industry consortia and government agencies.

	Nine months ended September 30,
	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax benefit (expense)	$650	33.9%	$535	21.4%	$115	21.5%

Tax expense for the six months ended September 30, 2017 reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the nine months ended September 30, 2016 was substantially reduced by net operating loss (“NOL”) carryovers for which no prior benefit was taken.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of September 30, 2017, we had cash and cash equivalents of $7.8 million, working capital of $10.1 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of September 30, 2017.  Of the $7.8 million of cash balances on hand, $1.7 million was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

We believe that our existing cash and cash equivalents balance will be sufficient to maintain our operations considering our current financial condition, obligations, and other expected cash flows for at least the next twelve months following the date these condensed consolidated financial statements were available for issuance.  We are proactively pursuing acquisition opportunities.  It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing.  If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements.  If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.  If we raise additional financing by the incurrence of indebtedness, we will be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business.  If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives.  In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$1,853	$2,021
Net cash used in investing activities	$(173)	$(269)
Net cash provided by financing activities	$34	$—

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2017, the $1.9 million in net cash provided by operating activities was primarily attributable to net income of $1.3 million, adjusted for non-cash charges of $232 thousand.  The net increase in cash due to changes in operating assets and liabilities of $356 thousand was primarily due to payments and shipments during the period, as discussed below.

For the nine months ended September 30, 2016, the $2.0 million in net cash provided by operating activities was primarily attributable to net income of $2.0 million and adjustments for non-cash charges of $153 thousand.  This was offset by a net decrease due to changes in operating assets and liabilities of $101 thousand.

Accounts receivable decreased from $1.7 million at December 31, 2016 to $1.4 million at September 30, 2017 due to decreased shipments during the quarter.  Accounts payable, accrued payables, accrued expenses, and other accrued liabilities decreased from $762 thousand at December 31, 2016 to $537 thousand at September 30, 2017 primarily due to the decreased purchases of materials and other services provided.

Net Cash Used in Investing Activities

Net cash used in investing activities was $173 thousand for the nine months ended September 30, 2017, compared to $269 thousand for the nine months ended September 30, 2016.  The decrease was primarily related to expenditures for leasehold improvements for the expansion of our global R&D center in Singapore in the second quarter of 2016.

Net Cash Provided by Financing Activities

Proceeds from the exercising of stock options were $34 thousand and $0 for the nine months ended September 30, 2017 or 2016, respectively.

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Commitments

As of September 30, 2017, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	Remaining 2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating Leases	$71	$226	$183	$120	$68	$668

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors during the nine months ended September 30, 2017.

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

Date: November 8, 2017	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Steven N. Bronson
Steven N. Bronson
Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer)