Form 10-K
period 2017-12-31
INTERLINK ELECTRONICS INC
filed 2018-03-15
CIK 828146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☒
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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $15,634,360, based on the closing price on that date. As of March 14, 2018, the registrant had 7,342,478 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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

Forward-looking statements should not be relied upon as predictions of future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K, to conform these statements to actual results or to changes in our expectations, except as required by law.

This Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits thereto should be read with the understanding that our actual future results and circumstances may be materially different from what we expect.

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

Interlink has been a leader in the printed electronics industry for over 30 years with the commercialization of our patented Force-Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions.  Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

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

Market requirements for innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, are also driving increased demand for our products.  Consumers expect to use multi-modal HMI in the home, industrial and medical environments, automotive spaces (both inside and outside the vehicle), and in all technology interactions where they formerly used switches and knobs.  Interlink delivers cutting edge, high performance solutions for all of these environments.

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

Our competitive strengths include:

•	Innovative technology platforms that focus on disruptive technology and sensor fusion to enable scalable product architecture;

•	Global expertise and resources for research and development, product development and manufacturing to deliver timely and cost-effective solutions to our customers; and

•	Proven track record by our senior management and world-class research and development teams to be the trusted advisor in HMI solutions.

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

The products and solutions that we design, develop and manufacture for HMI applications are primarily printed electronic products.  Printed electronics is a set of printing methods used to create electrical devices on various substrates.  For over 30 years we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications.   Printed electronic technologies are emerging as potential low-cost replacements to silicon based electronics in many specific application areas.  According to industry analyst group IDTechEx, the projected market for printed sensor components will surpass $2 billion by 2021, and the market share for printed force sensors alone will be approximately 20% by 2020.  According to the IDTechEx report Printed, Organic & Flexible Electronics Forecasts, Players & Opportunities 2017-2027,  the total market for printed, flexible and organic electronics will grow from $29.28 billion in 2017 to $73.43 billion in 2027.  The majority of that is OLEDs (organic but not printed) and conductive ink used for a wide range of applications, however, stretchable electronics, logic and memory, thin film sensors have huge growth potential.

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

•

Pursue a multi-technology roadmap.  We utilize multiple technologies in our HMI solutions, and we will continue to invest in R&D and expand our offerings to include resistive, piezo, capacitive and other emerging touch technologies.

•	Pursue inorganic growth opportunities. In connection with our growth strategy, we will continue to evaluate potential acquisitions that provide us with new technology or strategic bolt-on scenarios.

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

As of December 31, 2017, we held sixteen patents, and had eight patents-pending.  We group our patents into three general categories: sensors, which includes four patents expiring between 2022 and 2027; sensing systems, which includes five patents expiring between 2026 and 2033, respectively; and human interface devices, which includes seven patents expiring between 2023 and 2026.  Our intellectual property strategy involves filing additional patent applications in our strategic focus markets on a regular basis.

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

Sales and Marketing

We sell our HMI solutions and force sensing devices through our direct sales employees as well as outside sales representatives and distributors.  We work directly with large multi-national companies, small start-up companies, technology design houses and original equipment manufacturers (“OEMs”).  Our sales personnel have extensive engineering backgrounds and receive substantial support from our internal engineering resources.  Sales frequently result from interactions between senior management, design engineers, procurement departments, and our sales personnel.  We interact with our customers throughout the product development and order process.  We maintain sales offices in the United States, Hong Kong and Japan.  We primarily utilize Digi-Key Electronics, based in Thief River Falls, MN,  as a global, full-service distributor of our standard products.

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

Our customer base is widely dispersed geographically.  Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, a trend we expect to continue.  On a bill-to basis, international sales constituted 51.8% and 42.5% of our net revenues for the years ended December 31, 2017 and 2016, respectively.

Future sales of our products will be based on, among other elements, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

For the year ended December 31, 2017, we had three customers that represented 17.1%, 14.7% and 13.8% of net revenues, respectively.  For the year ended December 31, 2016, we had three customers that represented 22.4%, 11.7% and 11.3% of net revenues, respectively.

Manufacturing Operations

We have our own modern manufacturing facility in Shenzhen, China that is ISO 9001 and ISO 14001 certified, and all products are RoHS and REACH compliant. As part of our continuous improvement methodology the facility is currently undertaking TS16949 certification.  We also maintain an engineering, assembly and prototyping facility in Simi Valley, California.

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

Our Chief Technology Officer and global R&D center are located in Singapore, where we focus on product innovation.  In April, 2017 we announced our intention to grow this facility substantially over the next three years, including expanding our R&D engineering team, expanding the size of the facility, and investing in additional tools and equipment.  This includes a commitment to add 10 scientists and engineers to our existing team in Singapore and invest $3.5 million to establish a state-of-the art facility.    The global R&D team will pursue scientific research, technology platform development and advanced product development in areas of material science, printed electronics devices and manufacturing processes and multi-disciplinary system engineering.  The global R&D center will support strategic partnerships with key players in electronics manufacturing services, digital manufacturing including 3D printing and product development.

We also operate engineering centers in the United States and China, primarily focused on customer support, quality control and product integration.

Our Employees

As of December 31, 2017, we had 97 employees worldwide.  Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales.  Our ability to attract and retain qualified personnel is essential to our continued success.  None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk.  A potential investor should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock.  If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected.  In that event, the price of our common stock could decline, and stockholders could lose part or all of their investment.

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

There is no assurance that we will be able to achieve any of these objectives.

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

We rely on third-party suppliers for the raw material components of our products.  There are no assurances that our suppliers will be able to maintain an adequate supply of these raw materials to enable us to fulfill all of our customers’ orders on a timely basis.  A failure to obtain an adequate supply of the materials for our products could increase our costs, cause us to fail to meet delivery commitments and cause our customers to purchase from our competitors, which could adversely affect our operating results and customer relationships.  In some situations, we rely on a single supplier for raw material components of our products.  Any disruption in these supplier relationships could prevent us from maintaining an adequate supply of materials and could adversely affect our results of operation and financial position.

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

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue  for the foreseeable future.  The majority of our manufacturing is currently performed in China. Our international operations involve a number of risks, including with respect to:

•	import-export license agreements, tariffs, taxes and other trade barriers;

•	staffing and managing foreign operations;

•	securing credit and funding;

•	maintaining an effective system of internal controls at our foreign facilities;

•	collecting foreign receivables;

•	transfer pricing and other tax uncertainties;

•	currency exchange fluctuations;

•	reduced protection of intellectual property rights;

•	political and economic instability, and terrorism; and

•	transportation risks.

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

Despite our efforts to maintain and safeguard our proprietary rights, there are no assurances that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.  If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses, and if we were found to be infringing on someone else’s patent, we could be required to pay substantial damages, pay royalties in the future or be enjoined from infringing in the future.

We expect to make acquisitions, which could involve certain risks and uncertainties.

We expect to make acquisitions in the future.  Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints.  There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees of the acquired business.  In addition, internal controls over financial reporting of acquired companies may not be up to required standards.  Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems.  Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owns 71.2% of the outstanding shares of our common stock as of December 31, 2017.  As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.  In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors.  As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.  As a stockholder, Mr. Bronson may have interests that differ from other stockholders and he may vote in a manner that is adverse to their interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our success depends in part on our CEO and CFO, who simultaneously lead other public corporations.

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

David S. Burnett, our Chief Financial Officer, simultaneously serves as the Chief Financial Officer of BKF Capital Group, Inc. (OTCMKTS: BKFG).  As a result, he divides his time among these companies and does not devote his full business time and attention to Interlink’s business.  Mr. Burnett currently works an equivalent full-time schedule for Interlink; however, there can be no assurance that the amount of time Mr. Burnett devotes to our company will not diminish from time to time for limited or extended periods as his other business obligations require a greater portion of his attention.  A reduction in Mr. Burnett’s services to Interlink from their current levels due to his obligations to BKF Capital Group, Inc. could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

The price of our common stock may be volatile and the value of a stockholder’s investment could decline.

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

Changes in U.S. tax laws and regulations, including the Tax Cuts and Jobs Act of 2017, could have a material adverse effect on our business, cash flow, operating results, and financial condition.

Changes in tax laws and regulations, or changes in the interpretation of tax laws and regulations by federal or state authorities, may have a material adverse effect on our business, cash flows, operating results or financial condition. The federal government recently enacted the Tax Cuts and Jobs Act of 2017, which contains many significant changes to federal income tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates and the deductibility of expenses contained in the 2017 Tax Act or other tax reform legislation could have a material impact on the future value of our deferred tax assets and deferred tax liabilities, could result in significant one-time costs or expenses in the current or future taxable years, and could increase our future U.S. tax expense. In addition, foreign governments or U.S. states may enact tax laws in response to the 2017 Tax Act that could result in further changes to taxation applicable to us and materially affect our operating results and financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We maintain our principal office, totaling approximately 3,000 square feet, in Westlake Village, California, under a lease that expires in 2020.  We maintain additional leased spaces in several locations, including production facilities in Simi Valley, California and Shenzhen, China, an R&D center in Singapore, and regional offices in Hong Kong, Tokyo, and various locations in the United States.  In total, we lease approximately 26,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

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

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Until April 25, 2016, our common stock was quoted on the OTCPink marketplace of the OTC Markets Group under the symbol “LINK”.  Effective Monday, April 25, 2016, our stock began trading on the NASDAQ Capital Market, also under the symbol “LINK”.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by the OTC Markets Group or the NASDAQ Capital Market.  The OTC Markets Group quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions:

	High	Low
Year ended December 31, 2017
Fourth quarter	$8.00	$4.89
Third quarter	$9.50	$5.87
Second quarter	$9.85	$7.10
First quarter	$10.29	$7.00

Year ended December 31, 2016
Fourth quarter	$10.33	$6.75
Third quarter	$12.30	$10.00
Second quarter	$13.10	$7.00
First quarter	$7.16	$5.60

On March 14, 2018, the last reported sale price of our common stock on the NASDAQ Capital Market was $5.63 per share.

Holders of Record

As of March 14, 2018 we had 34 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by us or affiliated purchasers in 2016 or 2017.  In December 2017,  our Board of Directors authorized a new program for the repurchase of up to $1 million of our outstanding common shares. This program authorization will expire in December 2018.  On January 17, 2018, subsequent to year end, the Company repurchased 34,010 common shares at a price of $4.75 per share from an unrelated shareholder in a private transaction.

Recent Sale of Unregistered Securities

None.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

Over the next three years, we anticipate investing significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge HMI solutions that are seamless to deploy and preform flawlessly.  We anticipate dramatically growing our R&D organization in Singapore to ensure we have the right team to launch our current designs and develop new product offerings that will meet the market’s growing demand for touch technology.  Our Singapore location will allow us to take advantage of the abundance of engineering talent for future new product development.  We also plan to explore potential strategic relationships with Singapore-based companies and technology institutes that will support our growth initiatives.

Outlook

We follow market research conducted by IDTechEx and other independent parties in the printed, flexible electronics industry. Market research indicates that the sensor portion of the printed electronics market is growing rapidly.  We maintain our focus on developing solutions around scalable sensor and product architectures and emerging applications in order to capitalize on this growth.  We believe there are significant innovation opportunities for sensors with novel functions and form factors, which is why we have invested heavily in R&D to develop disruptive technology platforms and a robust patent portfolio.  We expect to accelerate such investments over the next 12 – 36 months as we continue to build out our R&D engineering center in Singapore.

The industrial markets we serve (automotive, medical, rugged computing, industrial tools and equipment, among others) face challenges driven by product innovation, changes in talent requirements, and disruptions in energy markets.  Such challenges present an opportunity for us to emerge as a solution provider for these markets.  These opportunities include: new technologies such as the industrial Internet-of-Things (“IoT”), robotics and advanced manufacturing, and the skills and solutions needed to manage embedded technology and data analytics.  If capitalized and managed correctly, these innovations can support step changes in productivity by allowing companies to more actively monitor and optimize plant, asset, and supply chain performance.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  In spite of decreased revenues, we are very pleased with our performance in 2017 and expect increased demand for our products as the overall market continues to surge.  We are confident that our leadership position in providing HMI solutions remains strong.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation, including disciplined investments for organic growth and innovation and strategic bolt-on acquisitions.  In connection with our growth strategy, we will continue to evaluate potential acquisitions in 2018; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

The following table sets forth certain consolidated statements of comprehensive income data for the periods indicated. The percentages in the table are based on net revenues.

	Year ended December 31,
	2017		2016
	$	%	$	%
		(in thousands, except percentages)
Revenue, net	$11,153	100.0%	$11,886	100.0%
Cost of revenue	4,297	38.5%	4,880	41.1%
Gross profit	6,856	61.5%	7,006	58.9%
Operating expenses:
Engineering, research and development	829	7.4%	623	5.2%
Selling, general and administrative	3,888	34.9%	3,536	29.7%
Total operating expenses	4,717	42.3%	4,159	34.9%
Income from operations	2,139	19.2%	2,847	24.0%
Other income (expense):
Other income (expense), net	(5)	(0.1)%	40	0.3%
Income before income tax expense	2,134	19.1%	2,887	24.3%
Income tax expense (benefit)	874	7.8%	(6)	0.0%
Net income	1,260	11.3%	2,893	24.3%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	112	1.0%	(77)	(0.6)%
Comprehensive income	$1,372	12.3%	$2,816	23.7%

Comparison of the Years Ended December 31, 2017 and 2016

Revenue, net by the markets we serve is as follows:

	Year ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$1,986	17.8%	$3,670	30.9%	$(1,684)	(45.9)%
Industrial	2,045	18.3%	1,608	13.5%	437	27.2%
Medical	1,640	14.7%	1,399	11.8%	241	17.2%
Consumer	1,906	17.1%	1,340	11.3%	566	42.3%
Standard	3,576	32.1%	3,869	32.5%	(293)	(7.6)%
Revenue, net	$11,153	100.0%	$11,886	100.0%	$(733)	(6.2)%

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

The decrease in net revenues was driven by a major customer in the automotive market making a design change to their product that eliminated the need for our solution. This decrease was partially offset by increased sales of our custom products in the industrial, medical and consumer markets.  We also had a decrease in sales of our standard products. Other than the automotive market, growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines. Some of our larger customers purchase product in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the medical market has been in the pipeline as part of a long design cycle and revenues are just starting to be realized in late 2017.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in early 2018.  We expect revenues to be relatively flat in the first half of 2018 until we are able to fully replace the automotive revenue.

	Year ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$4,297	38.5%	$4,880	41.1%	$(583)	(11.9)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues decreased compared with the prior year consistent with our decrease in revenues.  Cost of revenues decreased as a percentage of revenues primarily due to efficiencies gained, including improved utilization of fixed costs and decreased production overhead costs overall.

	Year ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$829	7.4%	$623	5.2%	$206	33.1%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs increased as compared with the same period in the prior year primarily due to initial investments in our Singapore R&D center and an increase in our engineering and R&D staffing worldwide in order to enhance our technology and product offerings. We will continue to substantially grow the global R&D center in Singapore over the next three years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.  On February 24, 2016, we entered into a five-year lease agreement for a new R&D facility in Singapore and moved into the new facility in July 2016.

	Year ended December 31,
	2017		2016
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$3,888	34.9%	$3,536	29.7%	$352	10.0%

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

	Year ended December 31,
	2017		2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$874	41.0%	$(6)	(0.2)%	$880	N/A	%

Income tax expense  (benefit)  for the year ended December 31, 2017 is not comparable with the prior year because the components are substantially different.  Tax expense for the year ended December 31, 2017 includes a charge of $169 thousand related to a remeasurement of the deferred tax assets and liabilities as a result of the enactment of the 2017 Tax Cut and Jobs Act (TCJA), which was signed into law on December 22, 2017.  The TCJA significantly reforms the Internal Revenue Code of 1986 (as amended) and includes, among other things, changes to U.S. Federal tax rates, significant additional limitations on the deductibility of interest, immediate expensing of certain capital expenditures, migration from a “worldwide” system of taxation to a territorial system and the modification or repeal of many business deductions and credits.  We continue to examine the impact the TCJA may have on our business. The estimated impact of the 2017 Tax Act is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We revalued our net deferred tax assets and liabilities at the newly enacted corporate tax rate in fiscal 2017. While the impact of this new legislation created more income tax expense in our 2017 financial statements, we expect to have a significantly lower effective tax rate in future periods.

Tax benefit for the year ended December 31, 2016 includes a tax benefit of $989 thousand related to the ability to record a tax benefit related to certain deferred tax assets.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating loss (“NOL”) and tax credit carryforwards is limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  As a result, we had recorded a valuation allowance against all of our net deferred tax assets.  During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance will no longer be needed.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate.  Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the newly stated U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions.  Discrete tax events may cause our effective rate to fluctuate on a quarterly basis.  Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate.  We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions.  Continued corporate tax reform continues to be a priority in the U.S. and other jurisdictions.  Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of December 31, 2017, we had cash and cash equivalents of $7.8 million, working capital of $10.0 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of December 31, 2017.  Of the $7.8 million of cash balances on hand, $2.6 million was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

We believe that our existing cash and cash equivalents balance will be sufficient to maintain our operations considering our current financial condition, obligations, and other expected cash flows for at least the next twelve months following the date these consolidated financial statements were available for issuance.  We are proactively pursuing acquisition opportunities.  It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing.  If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements.  If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.  If we raise additional financing by the incurrence of indebtedness, we could be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business.  If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve-month period. As of December 31, 2017, we have not issued any securities pursuant to the Form S-3.  The Form S-3 will expire in November 2020.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives.  In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$2,046	$1,886
Net cash used in investing activities	$(429)	$(230)
Net cash provided by financing activities	$34	$—

Net Cash Provided by Operating Activities

For the year ended December 31, 2017, the $2.0 million in net cash provided by operating activities was primarily attributable to net income of $1.3 million and adjustments for non-cash charges of $494 thousand, including the non-cash charge related to deferred income taxes of $182 thousand.  The net increase in cash due to changes in operating assets and liabilities of $292 thousand was primarily due to the timing of shipments and payments during the period, as discussed below.

For the year ended December 31, 2016, the $1.9 million in net cash provided by operating activities was primarily attributable to net income of $2.9 million, adjusted for non-cash charges of $184 thousand, offset by a non-cash benefit related to deferred income taxes of $675 thousand.  Additionally, the net decrease due to changes in operating assets and liabilities of $516 thousand.

Accounts receivable decreased from $1.7 million at December 31, 2016 to $1.4 million at December 31, 2017 due to lower shipments during the fourth quarter of 2017.  Inventories decreased from $1.3 million at December 31, 2016 to $1.2 million at December 31, 2017.  Inventory balances will fluctuate at the end of any accounting period depending on the timing of materials purchases and product shipments.  Accounts payable, accrued payables, accrued expenses, and other accrued liabilities decreased from $762 thousand at December 31, 2016 to $703 thousand at December 31, 2017 primarily due to the timing of payment for purchases of materials and other services provided.  Deferred revenue of $111 thousand at December 31, 2016 was fully recognized in 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $429 thousand for the year ended December 31, 2017, compared to $230 thousand for the year ended December 31, 2016.  The increase was primarily related to capital expenditures for the expansion of our global R&D center in Singapore.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $34 thousand at December 31, 2017 due to proceeds from the exercise of stock options during the year.  There were no financing activities for the year ended December 31, 2016.

Off-Balance Sheet Transactions

At December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Commitments

As of December 31, 2017, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$227	$184	$120	$68	$0	$599

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

Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”,  we recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The guidance defines a five-step process to achieve this core principle and, in doing so, judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Generally, we recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

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

Inventory Valuation

Inventories are stated at lower of cost or net realizable value (“NRV”) and consist of materials, labor and overhead.  Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method.  We evaluate inventories for excess quantities and obsolescence.  Our evaluation considers market and economic conditions, technology changes, new product introductions, and changes in strategic business direction, and requires estimates that may include elements that are uncertain.  In order to state the inventory at lower of cost or NRV, we maintain reserves against individual stocking units.  Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped.  If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Stock Based Compensation

We account for stock based compensation under Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”, which requires us to record related compensation costs in the statement of operations.  Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price.  Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period.  Our estimates of expected volatilities are based on weighted historical implied volatility.  The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INTERLINK ELECTRONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interlink Electronics, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2017.

Larkspur, CA

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Interlink Electronics, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. & Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interlink Electronics, Inc. & Subsidiaries as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Los Angeles, CA

March 2, 2017

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$7,772	$6,009
Restricted cash	5	5
Accounts receivable, net	1,374	1,726
Inventories	1,195	1,268
Prepaid expenses and other current assets	338	377
Total current assets	10,684	9,385
Property, plant and equipment, net	525	310
Intangibles, net	69	44
Deferred income taxes	493	675
Other assets	59	57
Total assets	$11,830	$10,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$255	$324
Accrued liabilities	345	334
Accrued income taxes	103	104
Deferred revenue, current	—	111
Total current liabilities	703	873

Total liabilities	703	873

Commitments and contingencies (see note 9)	—	—

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,336 and 7,328 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	7	7
Additional paid-in-capital	60,527	60,370
Accumulated other comprehensive (loss) income	41	(71)
Accumulated deficit	(49,448)	(50,708)
Total stockholders' equity	11,127	9,598
Total liabilities and stockholders' equity	$11,830	$10,471

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2017	2016

Revenue, net	$11,153	$11,886
Cost of revenue	4,297	4,880
Gross profit	6,856	7,006
Operating expenses:
Engineering, research and development	829	623
Selling, general and administrative	3,888	3,536
Total operating expenses	4,717	4,159
Income from operations	2,139	2,847
Other income (expense):
Other income (expense), net	(5)	40
Income before income tax expense	2,134	2,887
Income tax expense (benefit)	874	(6)
Net income	1,260	2,893
Other comprehensive income, net of tax:
Foreign currency translation adjustments	112	(77)
Comprehensive income	$1,372	$2,816

Earnings per share, basic and diluted	$0.17	$0.39

Weighted average common shares outstanding - basic	7,333	7,327
Weighted average common shares outstanding - diluted	7,421	7,407

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2016	7,326	$7	$60,251	$6	$(53,601)	$6,663
Net income	—	—	—	—	2,893	2,893
Foreign currency translation adjustment	—	—	—	(77)	—	(77)
Compensation expense related to equity awards, net of cancellations	2	—	119	—	—	119
Balance at December 31, 2016	7,328	7	60,370	(71)	(50,708)	9,598
Net income	—	—	—	—	1,260	1,260
Foreign currency translation adjustment	—	—	—	112	—	112
Compensation expense related to equity awards, net of cancellations	8	—	157	—	—	157
Balance at December 31, 2017	7,336	$7	$60,527	$41	$(49,448)	$11,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$1,260	$2,893
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	190	65
Stock based compensation	122	119
Changes in operating assets and liabilities:
Accounts receivable	352	(127)
Inventories	73	(253)
Prepaid expenses and other current assets	39	(79)
Other assets	(2)	(31)
Accounts payable	(69)	(160)
Accrued liabilities	11	30
Accrued income taxes	(1)	104
Deferred income taxes	182	(675)
Deferred revenue	(111)	—
Net cash provided by operating activities	2,046	1,886
Cash flows from investing activities:
Property, plant and equipment	(394)	(191)
Intangibles	(35)	(39)
Net cash used in investing activities	(429)	(230)
Cash flows from financing activities:
Proceeds from exercise of stock options	34	—
Net cash provided by financing activities	34	—

Effect of exchange rate changes on cash and cash equivalents	112	(77)
Net increase in cash and cash equivalents	1,763	1,579
Cash, cash equivalents and restricted cash, beginning of period	6,014	4,435
Cash, cash equivalents and restricted cash, end of period	$7,777	$6,014

Supplemental disclosure of cash flow information:
Income taxes paid	$687	$587

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

Our consolidated financial statements include the accounts of Interlink Electronics and our subsidiaries in China, Hong Kong and Singapore.  All intercompany accounts and transactions were eliminated in consolidation.

Share and per share amounts and weighted-average grant date fair value reflect a 25% stock dividend paid on April 1, 2016.

Reclassification

Certain prior period amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.  Certain components in the Consolidated Statements of Cash Flows for the year ended December 31, 2016 have been separately identified or reclassified.  This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

We recognize revenue for non-recurring engineering or non-recurring tooling fees when there is persuasive evidence of an arrangement, performance obligations are identified, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured.

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

See Note 6 - Income Taxes for further information and discussion of our income tax provision and balances including discussion of the impacts of the Tax Cuts and Jobs Act (TCJA) enacted in December 2017.

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

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts.  Investments with original maturity dates less than 90 days are classified as cash equivalents.  Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash.  All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China and Singapore.  Our balances in each country were insured at the maximum limit determined by each country.  In the U.S., we had approximately $4.9 million and $4.8 million in excess of the Federal Deposit Insurance Corporation limit of $250 thousand per depositor, per insured bank at December 31, 2017 and 2016, respectively.  Approximately $1.7 million and $639 thousand held in banks in China at December 31, 2017 and 2016, respectively were not insured.  Approximately $676 thousand and $43 thousand held in banks in Singapore at December 31, 2017 and 2016, respectively were not insured.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (NRV) and consist of materials, labor and overhead.  Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method.  Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly, testing and internal overhead.  NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such product in the ordinary course of business.

We evaluate inventories for excess quantities and obsolescence.  Our evaluation considers market and economic conditions; technology changes; new product introductions; and changes in strategic business direction.  Estimates by their very nature include elements that are uncertain.  In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stocking units.  Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped.  If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory.  The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method.  The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  Effective January 1, 2017, the Company adopted ASU No. 2015-02 and it had no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which modifies and simplifies several aspects of accounting for share-based payment transactions.  Changes to the current guidance primarily pertain to the income tax consequences of share-based payment transactions.  Under the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period.  The full amount of excess tax benefits should be classified along with other income tax cash flows as an operating activity.  When awards are settled, cash paid to the taxing authorities by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity.  Additionally, with respect to forfeitures of awards, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  The amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Effective January 1, 2017, the Company adopted ASU No. 2015-02 and it had no impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment,” which clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows.  The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable.  The Company early adopted ASU No. 2016-15 effective January 1, 2017 and applied it retroactively.  There was no impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the periods shown on the statement of cash flows.  The ASU requires retrospective application, and is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The Company early adopted ASU No. 2016-15 in the fourth quarter of 2017 and applied it retroactively, with minimal impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company will adopt ASU 2014-09 effective January 1, 2018 and it is not expected to result in material differences in the amount or timing of recognized revenue.

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

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not expect this new guidance to have a material impact on its condensed consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2-DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2017	2016
Inventories	(in thousands)
Raw materials	$743	$738
Work-in-process	290	357
Finished goods	162	173
Total inventories	$1,195	$1,268

	December 31,	December 31,
	2017	2016
Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,231	$914
Leasehold improvements	551	514
	1,782	1,428
Less: accumulated depreciation	(1,257)	(1,118)
Total property, plant and equipment, net	$525	$310

Depreciation expense totaled $128 thousand and $57 thousand in 2017 and 2016, respectively.  There were no significant disposals of property, plant and equipment in 2017 and 2016.

	December 31,	December 31,
	2017	2016
Intangibles, net	(in thousands)
Patents and trademarks	$402	$360
Less: accumulated amortization	(333)	(316)
Total intangibles, net	$69	$44

Amortization expense totaled $17 thousand and $9 thousand in 2017 and 2016, respectively.  Future amortization on existing intangibles over the next five years is as follows:

Years ending December 31,	(in thousands)
2018	$19
2019	$17
2020	$16
2021	$14
2022	$3

	December 31,	December 31,
	2017	2016
Accrued liabilities	(in thousands, except par value)
Accrued warranty	$3	$2
Accrued wages and benefits	185	195
Accrued taxes, other than income taxes	4	5
Accrued vacation	88	77
Accrued other	65	55
Total accrued liabilities	$345	$334

NOTE 3-FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s cash and marketable securities using the hierarchy described in Note 1 under the heading “Fair Value Measurements”:

	December 31, 2017
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash & Cash Equivalents
	(in thousands)
Level 1:
Cash	$—	$—	$—	$7,772
Restricted cash	—	—	—	5
Total	$—	$—	$—	$7,777

	December 31, 2016
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash & Cash Equivalents
	(in thousands)
Level 1:
Cash	$—	$—	$—	$6,009
Restricted cash	—	—	—	5
Total	$—	$—	$—	$6,014

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

As of December 31, 2017 and 2016, none of our stock-based awards are classified as liabilities.  We did not capitalize any stock-based compensation cost.  At December 31, 2017, there was $278 thousand of unrecognized stock-based compensation expense related to non-vested restricted stock units, and the weighted average period over which the unearned stock-based compensation for the restricted stock units is expected to be recognized is approximately 1.3 years.  All of our outstanding stock options are fully vested with no remaining unrecognized stock-based compensation expense.  On a quarterly basis, we assess our estimate of forfeitures based on historical forfeiture activity and expected future employee attrition.  We recognize the effect of adjustments made to forfeiture rates, if any, in the period we change the forfeiture estimate.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.

Share amounts and weighted-average grant date fair values reflect the 25% stock dividend paid on April 1, 2016.

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

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, January 1, 2016	161	$3.16	3.30	$921
Awarded	10	$11.20
Released	—
Forfeited	(6)	6.00
Restricted stock units, December 31, 2016	165	$3.54	2.33	$1,158
Awarded	5	$8.81
Released	—	$—
Forfeited	(5)	$11.09
Restricted stock units, December 31, 2017	165	$3.47	1.35	$861

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $5.22 and $7.02 as of December 31, 2017 and 2016, respectively.  In 2017 and 2016 no restricted stock units vested.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted.  Options generally expire 10 years from the date of grant.  The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, January 1, 2016	18	$4.70	1.11	$22
Granted	—
Exercised	—
Cancelled or expired	(7)	$6.26
Options outstanding, December 31, 2016	11	$3.75	0.65	$37
Granted	3	$7.40
Exercised	(6)	$4.96
Cancelled or expired	(1)	$4.80
Options outstanding, December 31, 2017	7	$4.12	4.46	$15
Options exercisable, December 31, 2017	7	$4.12	4.46	$15

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $5.22 and $7.02 as of December 31, 2017 and 2016, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
					Weighted
Range of	Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
	(in thousands)	(years)		(in thousands)
$1.56	4	0.27	$1.56	4	$1.56
$7.40	3	9.84	$7.40	3	$7.40
	7	4.46		7	4.12

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

	Year Ended
	December 31,
	2017	2016

Net income	$1,260	$2,893

Comprehensive income	$1,372	$2,816

Weighted average outstanding shares of common stock	7,333	7,327
Dilutive potential common shares from stock options and restricted stock units	88	80
Common stock and common stock equivalents	7,421	7,407

Earnings per share, basic and diluted	$0.17	$0.39

Comprehensive income per share: basic and diluted	$0.18	$0.38

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	83	96

NOTE 6-INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the top U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transition Tax"); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Under GAAP, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Due to the reduction in our federal corporate tax rate from 34% to 21%, we revalued our net deferred tax assets and deferred tax liabilities and recorded a discrete tax expense of $169 thousand in 2017.

The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. We were able to make a reasonable estimate of the Transition Tax and determined that it was insignificant.

The Tax Act includes a new provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse. As a result of this policy election, there is no impact to our 2017 deferred tax calculation.

The remeasurement of the deferred tax assets and liabilities is included in our 2017 tax expense.  However, the remeasured amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA.  Our estimates of the impact of the Tax Act may change due to a number of additional considerations including, but not limited to, the issuance of additional regulations or guidance and our ongoing analysis of the new law.  Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.

The components of earnings before income tax provision (benefit) for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Income (loss) before income tax provision (benefit):
Domestic	$1,071	$1,903
Foreign	1,063	984
	$2,134	$2,887

Income tax provision (benefit) consists of the following for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Income tax provision (benefit):
Current
Federal	$360	$427
State	69	11
Foreign	263	231
Total current	692	669
Deferred:
Federal	157	(429)
State	30	(216)
Foreign	(5)	(30)
Total deferred	182	(675)
Total income tax provision (benefit)	$874	$(6)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to net income before income tax provision (benefit) is as follows:

	December 31,
	2017		2016
	$	%	$	%
	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$726	34.0%	$982	34.0%
State tax expense net of federal tax benefit	63	3.0%	112	3.9%
Foreign taxes	(116)	(5.4)%	(103)	(3.6)%
Other	27	1.3%	(8)	(0.3)%
Change in statutory tax rate	169	7.9%	—	0.0%
Change in valuation allowance	5	0.2%	(989)	(34.2)%
Income tax provision (benefit)	$874	41.0%	$(6)	(0.2)%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the difference are expected to reverse.  Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets, net
Net operating loss carryforward	$287	$420
Credits	5	6
Accruals	13	17
Reserves	22	8
Fixed assets and intangible property	69	93
Stock compensation	82	74
Other	20	57
Total deferred tax assets	498	675
Valuation allowance	(5)	—
Net deferred tax assets	$493	$675

Deferred taxes are recorded for the following Net Operating Losses (“NOLs”) that can be used in future tax years:

	December 31,
	2017	2016
	(in millions)
Net operating losses
Federal	$0.9	$1.0
State	0.9	1.0
Foreign	0.2	0.1
	$2.0	$2.1

The federal and state NOLs expire at various dates between 2017 through 2030. Foreign NOLs are related to the jurisdictions of Singapore and Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs amount as of December 31, 2017 are subject to annual limitations due to the February 2010 ownership change, at approximately $71,000 per year.  Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote-off the related deferred tax assets during the year ended December 31, 2015.  Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense.  At December 31, 2017, the gross NOLs without regard to this permanent write-off is $48.5 million for federal and $17.5 million for state.  A roll-forward of the NOLs for which deferred tax assets are now recorded is as follows:

	December 31,
	2017	2016
	(in millions)
Net operating losses
Balance at January 1,	$2.1	$4.2
NOL generated (utilized)	(0.1)	(2.2)
NOL expired unused	—	—
Other, including changes in foreign exchange rates	—	0.1
Balance at December 31,	$2.0	$2.1

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state and foreign jurisdictions and had previously recorded a total valuation allowance of $989 thousand as of December 31, 2015.   During the fourth quarter of 2016, we determined, given our current earnings and anticipated future earnings, that sufficient evidence existed to reach a conclusion that the valuation allowance against our NOL was no longer warranted.

As of December 31, 2017, withholding and U.S. taxes had not been provided on approximately $700 thousand of unremitted earnings of non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations.  Such earnings would be taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.  Although such earnings are intended to be reinvested indefinitely, any tax liability for undistributed earnings, including withholding taxes, would be partially negated by the availability of corresponding foreign tax credits.  As of December 31, 2015, there were no unremitted earnings of non-U.S. subsidiaries due to historical losses in those entities.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  U.S. federal income tax returns after 2013 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions.  Generally, state and foreign income tax returns after 2012 remain open to examination.  No income tax returns are currently under examination.  As of December 31, 2017 and 2016, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.  The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense.  For the years ended December 31, 2017 and 2016, there were no penalties or interest recorded in income tax expense.

NOTE 7-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Year ended December 31,
	2017	2016
Customer A	17%	11%
Customer B	15%	12%
Customer C	14%	22%

Net revenues by geographic area are as follows:

	Year ended December 31,
	2017	2016
	(in thousands)
United States	$5,374	$6,833
Asia and Middle East	4,507	3,357
Europe and other	1,272	1,696
Revenue, net	$11,153	$11,886

Revenues by geographic area are based on the country of shipment destination.  The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures.  Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved.  At December 31, 2017,  three customers accounted for 35%, 10% and 10% of total accounts receivable.  At December 31, 2016,  two customers account for approximately 44% and 15% of total accounts receivable.  Our allowance for doubtful accounts was $32 and $0 thousand as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)
United States	$103	$87
Asia	491	267
Total long-lived assets	$594	$354

NOTE 8-RETIREMENT SAVINGS PLAN

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees.  Participants in this plan may contribute between 1% and 60% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits.  The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $500.  All contributions, including the Company match, are vested immediately.  Our matching contributions to the plan were $5 thousand and $5 thousand in 2017 and 2016, respectively.

NOTE 9-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTC:BKFG)

We entered into an agreement, dated March 1, 2016 with BKF Capital Group, Inc. (“BKF”).  Pursuant to the agreement, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices, for a fee of $1,000 per month. The agreement was amended effective February 1, 2017 reducing the fee to $250 per month.  In addition, we will occasionally pay administrative expenses on behalf of BKF, and BKF will reimburse the Company.  For the years ended December 31, 2017 and 2016, BKF paid $4 thousand and $12 thousand, respectively to the Company.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At December 31, 2017 and 2016, BKF owed us $0 thousand and $1 thousand,  respectively.

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

	Year ended December 31,
	2017		2016
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$2	$1	$—	$6

Billed to Qualstar by Interlink	28	—	13	—
Paid by Qualstar to Interlink	(13)	—	(11)	—

Billed to Interlink by Qualstar	—	13	—	34
Paid by Interlink to Qualstar	—	(14)	—	(39)

Balance at December 31,	$17	$-	$2	$1

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

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$227	$184	$120	$68	$0	$599

NOTE 11-CONTINGENCIES

We are not party to any legal proceedings at December 31, 2017.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.  Related legal defense costs are expensed as incurred.

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

NOTE 12-SUBSEQUENT EVENTS

On January 17, 2018, the Company repurchased 34,010 common shares at a purchase price of $4.75 per share from an unrelated shareholder in a private transaction.  The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013 version). Based on our assessment, we have concluded, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Related Party Transactions” and “Board of Directors and Corporate Governance – Director Independence” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016

3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016

4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016

10.2*	Employment Agreement, dated January 31, 2014, between Interlink Electronics Singapore Private Limited and Albert Lu Chee Wai	10	000-21858	10.4	February 17, 2016

10.3*	Standard Multi-Tenant Office Lease – Gross, dated December 8, 2014, between K-Swiss Inc. and the Registrant	10	000-21858	10.5	February 17, 2016

10.4*	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
10.5*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.6*	Employment Offer Letter, dated December 29, 2017, between the Registrant and David S. Burnett	8-K	001-37659	10.1	January 11, 2018

16.1	Letter to the Securities and Exchange Commission from SingerLewak LLP dated January 20, 2016	10	000-21858	16.1	February 17, 2016

16.2	Letter to the Securities and Exchange Commission from Marcum LLP dated March 21, 2017	8-K	001-37659	16.1	March 21, 2017

21.1	List of Subsidiaries	10	000-21858	21.1	February 17, 2016

23.1	Consent of RBSM LLP					X

23.2	Consent of Marcum LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2017	Interlink Electronics, Inc.

	By:	/s/ David S. Burnett
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

Signature	Title	Date

/s/ Steven N. Bronson	Chairman of the Board of Directors, President and Chief Executive Officer	March 15, 2018
Steven N. Bronson	(Principal Executive Officer)
/s/ David S. Burnett David S. Burnett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018

/s/ Angela Blatteis	Director	March 15, 2018
Angela Blatteis

/s/ Frank H. Levinson	Director	March 15, 2018
Frank H. Levinson

/s/ Mark Bailey	Director	March 15, 2018
Mark Bailey

S-1