Form 10-Q
period 2018-03-31
INTERLINK ELECTRONICS INC
filed 2018-05-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of  May 10, 2018, the issuer had 7,346,478 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$7,965	$7,772
Restricted cash	5	5
Accounts receivable, net	1,396	1,374
Inventories	1,068	1,195
Prepaid expenses and other current assets	278	338
Total current assets	10,712	10,684
Property, plant and equipment, net	639	525
Intangibles, net	84	69
Deferred income taxes	425	493
Other assets	60	59
Total assets	$11,920	$11,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$363	$255
Accrued liabilities	302	345
Accrued income taxes	57	103
Total current liabilities	722	703

Total liabilities	722	703

Commitments and contingencies (see note 9)	—	—

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 7,342 and 7,328 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	7
Additional paid-in-capital	60,395	60,527
Accumulated other comprehensive income	126	41
Accumulated deficit	(49,330)	(49,448)
Total stockholders' equity	11,198	11,127
Total liabilities and stockholders' equity	$11,920	$11,830

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands, except per share data)

Revenue, net	$2,573	$2,884
Cost of revenue	1,162	1,148
Gross profit	1,411	1,736
Operating expenses:
Engineering, research and development	224	178
Selling, general and administrative	968	1,027
Total operating expenses	1,192	1,205
Income from operations	219	531
Other income (expense):
Other income (expense), net	(46)	19
Income before income tax expense	173	550
Income tax expense	55	186
Net income	118	364
Other comprehensive income, net of tax:
Foreign currency translation adjustments	85	11
Comprehensive income	$203	$375

Earnings per share, basic and diluted	$0.02	$0.05

Weighted average common shares outstanding - basic	7,328	7,328
Weighted average common shares outstanding - diluted	7,416	7,412

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$118	$364
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	86	40
Stock based compensation	30	29
Changes in operating assets and liabilities:
Accounts receivable	(22)	90
Inventories	127	(83)
Prepaid expenses and other current assets	60	56
Other assets	(1)	(2)
Accounts payable	108	(85)
Accrued liabilities	(43)	(21)
Accrued income taxes	(46)	37
Deferred income taxes	68	45
Deferred revenue	—	(82)
Net cash provided by operating activities	485	388
Cash flows from investing activities:
Property, plant and equipment	(195)	(16)
Repurchase stock	(162)	—
Intangibles	(20)	(19)
Net cash used in investing activities	(377)	(35)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	85	11
Net increase in cash and cash equivalents	193	364
Cash, cash equivalents and restricted cash, beginning of period	7,777	6,014
Cash, cash equivalents and restricted cash, end of period	$7,970	$6,378

Supplemental disclosure of cash flow information:
Income taxes paid	$34	$105

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2017 balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required for annual periods. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2018.

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”  The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that permited companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date was not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Effective January 1, 2018, the Company adopted ASU No. 2014-12 and it did not have a material effect on our consolidated financial statements or the timing of when we recoignize revenue.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, that amends existing guidance around classification and measurement of certain financial assets and liabilities.  Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  For equity investments without readily determinable fair values, the cost method is also eliminated.  However, most entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes.  The standard also requires that financial assets and liabilities be disclosed separately in the notes to the financial statements based on measurement principle and form of financial asset.  The amendments in this guidance are effective for financial statements issued for interim and annual periods beginning after December 15, 2017.  Effective January 1, 2018, the Company adopted ASU No. 2016-01 and it had no impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment,” which clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows.  The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable.  Effective January 1, 2018, the Company adopted ASU No. 2016-15 and it had no impact on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  Effective January 1, 2018, the Company adopted ASU No. 2016-16 and it had no impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.  The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the periods shown on the statement of cash flows.  The ASU requires retrospective application, and is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  Effective January 1, 2018, the Company adopted ASU No. 2016-18 and it had no impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Effective January 1, 2018, the Company adopted ASU No. 2017-09 and it had no impact on our consolidated financial statements.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or net realizable value, consist of the following:

	March 31,	December 31,
	2018	2017
Inventories	(in thousands)
Raw materials	$721	$743
Work-in-process	267	290
Finished goods	80	162
Total inventories	$1,068	$1,195

NOTE 3-STOCK BASED COMPENSATION

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2017	165	$3.47	1.35	$861
Awarded	5	$8.81
Issued	(40)	$1.00
Forfeited	—
Restricted stock units, March 31, 2018	130	$4.34	1.61	$736

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $5.66 and $5.22 as of March 31, 2018 and December 31, 2017, respectively. A total of forty thousand restricted stock units vested in the three months ended March 31, 2018.

Stock based compensation incurred for the three months ended March 31, 2018 was $30 thousand  as compared to $29 thousand for the comparable period ended March 31, 2017.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2017	7	$4.12	4.46	$15
Granted	—
Exercised	—
Cancelled or expired	—
Options outstanding, March 31, 2018	7	$4.12	4.21	$16
Options exercisable, March 31, 2018	7	$4.12	4.21	$16

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $5.66 and $5.22 as of March 31, 2018 and December 31, 2017, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table provides additional information in regards to options outstanding as of March 31, 2018:

	Options Outstanding			Options Exercisable
					Weighted
Range of	Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
	(in thousands)	(years)		(in thousands)
$1.56	4	0.02	$1.56	4	$1.56
$7.40	3	9.59	$7.40	3	$7.40
	7	4.21		7	4.12

NOTE 4-EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)

Net income	$118	$364

Comprehensive income	$203	$375

Weighted average outstanding shares of common stock	7,328	7,328
Dilutive potential common shares from stock options and restricted stock units	88	84
Common stock and common stock equivalents	7,416	7,412

Earnings per share, basic and diluted	$0.02	$0.05

Comprehensive income per share: basic and diluted	$0.03	$0.05

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	49	92

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 5-EQUITY TRANSACTIONS

On January 17, 2018, the Company repurchased 34,010 common shares at a purchase price of $4.75 per share from an unrelated shareholder in a private transaction.  The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended March 31,
	2018	2017
Customer A	17%	16%
Customer B	16%	12%
Customer C	14%	12%
Customer D	10%	* %
Customer F	* %	17%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
United States	$1,262	$1,226
Asia and Middle East	1,114	1,157
Europe and other	197	501
Revenue, net	$2,573	$2,884

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2018,  four customers accounted for 32%,  13%,  13% and 10% of total accounts receivable, respectively. At December 31, 2017,  three customers accounted for 35%,  10% and 15% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 and $32 thousand at March 31, 2018 and December 31, 2017, respectively.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
United States	$115	$103
Asia	608	491
Total long-lived assets	$723	$594

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTC:BKFG)

We entered into an agreement, dated March 1, 2015 with BKF Capital Group, Inc. (“BKF”).  Pursuant to the agreement, BKF occupies and uses one furnished office, telephone and other services, located at our corporate offices in Westlake Village, CA, for a fee of $1,000 per month.  As of February 1, 2017 this agreement was modified as BKF relocated and no longer occupied the furnished office.  Accordingly, the fee was reduced to $250 per month.  In addition, we will occasionally pay administrative expenses on behalf of BKF, and BKF will reimburse the Company.

On March 1, 2018, BFK leased executive office space in Charleston, SC.  Interlink intends to use a portion of this office space for a fee of $2,465 per month.  BKF still intends to utilize a portion of the Interlink offices in California for a fee of $250 per month.  Effective March 1, 2018 we modified the existing agreement and entered into a cost-sharing agreement with Interlink that calls for a monthly net settlement of all shared costs between the use of the California and the South Carolina offices, including rent, administrative expenses and similar costs.

For the three months ended March 31, 2018 and 2017, BKF paid $750 and $1,500, respectively to the Company. The Company incurred costs to BKF of $2,465 and $0 for the three months ended March 31, 2018 and 2017, respectively.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At March 31, 2018 and December 31, 2017, there were no unpaid amounts owed by BKF to us. At March 31, 2018 the company’s outstanding balance due BKF was $2,215.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended March 31,
	2018		2017
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$17	$—	$2	$1

Billed to Qualstar by Interlink	64	—	6	—
Paid by Qualstar to Interlink	(59)	—	(8)	—

Billed to Interlink by Qualstar	—	4	—	2
Paid by Interlink to Qualstar	—	(3)	—	(2)
Balance at March 31,	$22	$1	$—	$1

NOTE 8-INCOME TAXES

Income tax expense as a percentage of income before income taxes was 31.8% for the three months ended March 31, 2018 compared to 33.8% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs as of March 31, 2018 are subject to annual limitations due to the February 2010 ownership change.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$183	$188	$120	$68	$0	$559

Litigation

We are not party to any legal proceedings at March 31, 2018.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

The industrial markets we serve (automotive, medical, rugged computing, industrial tools and equipment, among others) face challenges driven by product innovation, changes in talent requirements, and disruptions in energy markets.  Such challenges present an opportunity for us to emerge as a solution provider for these markets.  These opportunities include: new technologies such as industrial Internet-of-Things (“IoT”), robotics and advanced manufacturing, and the skills and solutions needed to manage embedded technology and data analytics.  If capitalized and managed correctly, these innovations can support step changes in productivity by allowing companies to more actively monitor and optimize plant, asset, and supply chain performance.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  In spite of decreased sales resulting from the loss a significant customer platform, we are very pleased with our performance in the three and nine months ended March 31, 2018.  We are confident that our leadership position in providing HMI solutions remains strong.

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

We believe that our critical accounting policies and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2017, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the nine months ended March 31, 2018.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “Note 1 - The Company and its Significant Accounting Policies – Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements (Not Yet Adopted)” in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of income data for the periods indicated. The percentages in the table are based on net revenues.

	Three months ended March 31,
	2018		2017
	$	%	$	%
	(in thousands, except percentages)
Revenue, net	$2,573	100.0%	$2,884	100.0%
Cost of revenue	1,162	45.2%	1,148	39.8%
Gross profit	1,411	54.8%	1,736	60.2%
Operating expenses:
Engineering, research and development	224	8.7%	178	6.2%
Selling, general and administrative	968	37.6%	1,027	35.6%
Total operating expenses	1,192	46.3%	1,205	41.8%
Income from operations	219	8.5%	531	18.3%
Other income (expense):
Other income (expense), net	(46)	(1.8)%	19	0.7%
Income before income tax expense	173	6.7%	550	19.0%
Income tax expense	55	2.1%	186	6.4%
Net income	118	4.6%	364	12.6%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	85	3.3%	11	0.5%
Comprehensive income	$203	7.9%	$375	13.0%

Results of Operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017

Revenue, net by Market is as follows:

	Three months ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$147	5.7%	$700	24.3%	$(553)	(79.0)%
Industrial	645	25.1%	647	22.4%	(2)	(0.4)%
Medical	415	16.1%	348	12.1%	67	19.3%
Consumer	449	17.4%	449	15.6%	(0)	(0.1)%
Standard	918	35.7%	740	25.6%	178	24.1%
Revenue, net	$2,573	100.0%	$2,884	100.0%	$(311)	(10.8)%

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

The decrease in net revenues was driven by a major customer in the automotive market making a design change to their product that eliminated the need for our solution. This decrease was partially offset by increased sales of our custom products in the medical market, and an increase in sales of our standard products. The growth in our custom product sales in the medical market was driven by increased sales to our current customers for use in ongoing product lines. In all of our custom product markets, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the medical market has been in the pipeline as part of a long design cycle and revenues are just starting to be realized in early 2018.  However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in early 2018.  We expect revenues to be relatively flat in the first half of 2018, and then lower in the second half of 2018 until we are able to fully replace the automotive revenue.

	Three months ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,162	45.2%	$1,148	39.8%	$14	1.2%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues increased compared with the prior year primarily due to additional costs associated with the abrupt loss of the major customer in the automotive market.  Cost of revenues increased as a percentage of revenues for the same reason, including less revenue to cover fixed costs and production overhead costs.

	Three months ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$224	8.7%	$178	6.2%	$46	25.8%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs increased as compared with the same period in the prior year primarily due to continued investments in our Singapore R&D center and an increase in our engineering and R&D staffing worldwide in order to enhance our technology and product offerings. We will continue to substantially grow the global R&D center in Singapore over the next three years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.

	Three months ended March 31,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$968	37.6%	$1,027	35.6%	$(59)	(5.7)%

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses decreased slightly as compared with the same period in the prior year driven by internal efficiencies gained during a period of lower revenue, and reduced reliance of third party consultants and professional service providers.

	Three months ended March 31,
	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense	$55	31.8%	$186	33.8%	$(131)	N/A	%

Tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the three months ended March 31, 2018 was lower primarily as a result of the enactment of the 2017 Tax Cut and Jobs Act (TCJA), which was signed into law on December 22, 2017. The TCJA significantly reforms the Internal Revenue Code of 1986 (as amended) and includes, among other things, changes to U.S. Federal tax rates, significant additional limitations on the deductibility of interest, immediate expensing of certain capital expenditures, migration from a “worldwide” system of taxation to a territorial system and the modification or repeal of many business deductions and credits.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than prior periods primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions, and the reduction of the U.S. federal tax rates under the TCJA. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Continued corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of March 31, 2018, we had cash and cash equivalents of $8.0 million, working capital of $10.0 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of March 31, 2018.  Of the $8.0 million of cash balances on hand, $2.0 million was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve-month period. As of March 31, 2018, we have not issued any securities pursuant to the Form S-3.  The Form S-3 will expire in November 2020.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives.  In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$485	$388
Net cash used in investing activities	$(377)	$(35)
Net cash provided by financing activities	$—	$—

Net Cash Provided by Operating Activities

For the three months ended March 31, 2018, the $485 thousand in net cash provided by operating activities was primarily attributable to net income of $118 thousand, adjusted for non-cash charges of $116 thousand.  The net increase in cash due to changes in operating assets and liabilities of $251 thousand was primarily due to payments and shipments during the period.

For the three months ended March 31, 2017, the $388 thousand in net cash provided by operating activities was primarily attributable to net income of $364 thousand and adjustments for non-cash charges of $69 thousand.  This was offset by a net decrease due to changes in operating assets and liabilities of $45 thousand.

Net Cash Used in Investing Activities

Net cash used in investing activities was $377 thousand for the three months ended March 31, 2018, compared to $35 thousand for the three months ended March 31, 2017.  The difference is  directly related to expenditures for leasehold improvements and equipment for the expansion of our global R&D center in Singapore.

Stock Repurchases

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

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2018, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$183	$188	$120	$68	$0	$559

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors during the three months ended March 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2017, our Board of Directors authorized a new program for the repurchase of up to $1 million of our outstanding common shares. This program authorization will expire in December 2018.  On January 17, 2018, we repurchased 34,010 shares of our common stock at a price of $4.75 per share from an unrelated shareholder in a private transaction, for aggregate proceeds of $161,548.

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

Date: May 10, 2018	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ David S. Burnett
David S. Burnett
Chief Financial Officer
(Principal Financial and Accounting Officer)