Form 10-Q
period 2018-06-30
INTERLINK ELECTRONICS INC
filed 2018-08-09
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of  August 9, 2018, the issuer had 6,482,784 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$5,944	$7,772
Restricted cash	5	5
Accounts receivable, net	1,214	1,374
Inventories	797	1,195
Prepaid expenses and other current assets	232	338
Total current assets	8,192	10,684
Property, plant and equipment, net	654	525
Intangibles, net	88	69
Deferred income taxes	409	493
Other assets	59	59
Total assets	$9,402	$11,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$189	$255
Accrued liabilities	323	345
Accrued income taxes	32	103
Total current liabilities	544	703

Total liabilities	544	703

Commitments and contingencies (see note 9)	—	—

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,479 and 7,328 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7	7
Additional paid-in-capital	57,808	60,527
Accumulated other comprehensive income	14	41
Accumulated deficit	(48,971)	(49,448)
Total stockholders' equity	8,858	11,127
Total liabilities and stockholders' equity	$9,402	$11,830

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Revenue, net	$2,683	$3,264	$5,256	$6,148
Cost of revenue	1,135	1,203	2,297	2,351
Gross profit	1,548	2,061	2,959	3,797
Operating expenses:
Engineering, research and development	237	157	461	335
Selling, general and administrative	881	1,065	1,849	2,092
Total operating expenses	1,118	1,222	2,310	2,427
Income from operations	430	839	649	1,370
Other income (expense):
Other income (expense), net	62	(2)	16	17
Income before income tax expense	492	837	665	1,387
Income tax expense	133	288	188	474
Net income	359	549	477	913
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(112)	25	(27)	36
Comprehensive income	$247	$574	$450	$949

Earnings per share, basic and diluted	$0.05	$0.07	$0.06	$0.12

Weighted average common shares outstanding - basic	7,317	7,333	7,322	7,331
Weighted average common shares outstanding - diluted	7,407	7,420	7,410	7,416

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$477	$913
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	85	86
Stock based compensation	39	50
Changes in operating assets and liabilities:
Accounts receivable	160	(232)
Inventories	398	(93)
Prepaid expenses and other current assets	106	163
Other assets	-	(1)
Accounts payable	(66)	11
Accrued liabilities	(22)	(31)
Accrued income taxes	(71)	97
Deferred income taxes	84	53
Deferred revenue	—	(67)
Net cash provided by operating activities	1,190	949
Cash flows from investing activities:
Property, plant and equipment	(202)	(41)
Share repurchase	(2,764)	—
Intangibles	(31)	(19)
Net cash used in investing activities	(2,997)	(60)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	34
Net cash provided by financing activities	6	34

Effect of exchange rate changes on cash and cash equivalents	(27)	36
Net increase (decrease) in cash and cash equivalents	(1,828)	959
Cash, cash equivalents and restricted cash, beginning of period	7,777	6,014
Cash, cash equivalents and restricted cash, end of period	$5,949	$6,973

Supplemental disclosure of cash flow information:
Income taxes paid	$210	$293

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

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”  The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that permitted companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date was not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Effective January 1, 2018, the Company adopted ASU No. 2014-12 and it did not have a material effect on our consolidated financial statements or the timing of when we recoignize revenue.

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

In May 2017, the FASB issued ASU No. 2017-09, “Modification Accounting for Share-Based Payment Arrangements”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Effective January 1, 2018, the Company adopted ASU No. 2017-09 and it had no impact on our consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance at December 31, 2017. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one-year measurement period provided by SAB 118.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this accounting standard to have a material impact on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Leases (Topic 842),Codification Improvements” and ASU 2018-11, “Leases (Topic 842), Targeted Improvements”, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate,

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. As discussed above, In February 2016 the FASB issued ASU 2016-02. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company is evaluating ASU 2018-09 in its entirety to determine if any of the amendments apply to the Company. The amendments in ASU 2018-09 have various effective dates. The Company does not expect the adoption of the new standard to have a material impact on our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or net realizable value, consist of the following:

	June 30,	December 31,
	2018	2017
Inventories	(in thousands)
Raw materials	$468	$743
Work-in-process	223	290
Finished goods	106	162
Total inventories	$797	$1,195

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2017	165	$3.47	1.35	$861
Awarded	5	$8.81
Issued	(40)	$1.00
Forfeited	(5)	$11.30
Restricted stock units, June 30, 2018	125	$4.06	1.32	$406

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.25 and $5.22 as of June 30, 2018 and December 31, 2017, respectively. A total of forty thousand restricted stock units vested in the six months ended June 30, 2018.

Stock based compensation incurred for the three and six months ended June 30, 2018 was $9 thousand and $39 thousand, respectively, as compared to $21 thousand and $50 thousand for the comparable periods ended June 30, 2017.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2017	7	$4.12	4.46	$15
Granted	—
Exercised	(4)	$1.56
Cancelled or expired	—
Options outstanding, June 30, 2018	3	$7.40	9.34	$—
Options exercisable, June 30, 2018	3	$7.40	9.34	$—

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.25 and $5.22 as of June 30, 2018 and December 31, 2017, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following table provides additional information in regards to options outstanding as of June 30, 2018:

	Options Outstanding			Options Exercisable
					Weighted
Range of	Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
	(in thousands)	(years)		(in thousands)
$7.40	3	9.34	$7.40	3	$7.40
	3	9.34		3	7.40

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$359	$549	$477	$913

Comprehensive income	$247	$574	$450	$949

Weighted average outstanding shares of common stock	7,317	7,333	7,322	7,331
Dilutive potential common shares from stock options and restricted stock units	90	87	88	85
Common stock and common stock equivalents	7,407	7,420	7,410	7,416

Earnings per share, basic and diluted	$0.05	$0.07	$0.06	$0.12

Comprehensive income per share: basic and diluted	$0.03	$0.08	$0.06	$0.13

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	38	82	40	84

NOTE 5-EQUITY TRANSACTIONS

In December 2017, our Board of Directors authorized a new program for the repurchase of up to $1 million of our outstanding common shares. This program authorization will expire in December 2018.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Pursuant to this program, on January 17, 2018, we repurchased 34,010 common shares at a purchase price of $4.75 per share from an unrelated shareholder in a private transaction.  The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

Separate from and in addition to the $1 million repurchase program, on June 22, 2018, we repurchased 867,681 shares of our common stock at a purchase price of $3.00 per share from an existing stockholder in a private transaction approved by the Board of Directors.  The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

At June 30, 2018, the Company had 6,478,797 shares of common stock issued and outstanding.

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Customer A	18%	15%	18%	15%
Customer B	13%	11%	15%	11%
Customer C	* %	25%	* %	21%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
United States	$1,159	$1,763	$2,421	$2,989
Asia and Middle East	1,247	1,167	2,361	2,324
Europe and other	277	334	474	835
Revenue, net	$2,683	$3,264	$5,256	$6,148

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2018,  three customers accounted for 40%,  20% and 10%  of total accounts receivable, respectively. At December 31, 2017,  three customers accounted for 35%,  10% and 10% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 and $32 thousand at June 30, 2018 and December 31, 2017, respectively.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
United States	$115	$103
Asia	627	491
Total long-lived assets	$742	$594

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

For the three and six months ended June 30, 2018 BKF paid $750 and $3,000, respectively to the Company, as compared to $750 and $2,250 thousand for the comparable periods ended June 30, 2017. The Company incurred costs to BKF of $2,465 and $7,395 for the three and six months ended June 30, 2018, respectively.  There were no similar payments made by the Company to BKF in 2017.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At June 30, 2018 and December 31, 2017, there were no unpaid amounts owed by BKF to us. At June 30, 2018 the company’s outstanding balance due BKF was $0.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended June 30,
	2018		2017
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at March 31,	$22	$1	$—	$1

Billed to Qualstar by Interlink	81	—	1	—
Paid by Qualstar to Interlink	(93)	—	(1)	—

Billed to Interlink by Qualstar	—	4	—	3
Paid by Interlink to Qualstar	—	(4)	—	(3)
Balance at June 30,	$10	$1	$—	$1

	Six months ended June 30,
	2018		2017
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$17	$—	$2	$1

Billed to Qualstar by Interlink	145	—	7	—
Paid by Qualstar to Interlink	(152)	—	(9)	—

Billed to Interlink by Qualstar	—	8	—	5
Paid by Interlink to Qualstar	—	(7)	—	(5)
Balance at June 30,	$10	$1	$—	$1

NOTE 8-INCOME TAXES

Income tax expense as a percentage of income before income taxes was 27.0% and 28.3% for the three and six months ended June 30, 2018 versus 34.4% and 34.2% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs as of June 30, 2018 are subject to annual limitations due to the February 2010 ownership change.

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

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$167	$293	$162	$68	$0	$690

Litigation

We are not party to any legal proceedings at June 30, 2018.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

NOTE 10-SUBSEQUENT EVENTS

In July, 2018, subseqent to quarter end, the Company received purchase orders of $880,000 from an existing prestigious medical customer. This order is for deliveries from October 2018 to June 2019.

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

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  In spite of decreased sales resulting from the loss a significant customer platform, we are very pleased with our performance in the three and six months ended June 30, 2018.  We are confident that our leadership position in providing HMI solutions remains strong.

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

We believe that our critical accounting policies and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2017, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the six months ended June 30, 2018.

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

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue, net	$2,683	100.0%	$3,264	100.0%	$5,256	100.0%	$6,148	100.0%
Cost of revenue	1,135	42.3%	1,203	36.9%	2,297	43.7%	2,351	38.2%
Gross profit	1,548	57.7%	2,061	63.1%	2,959	56.3%	3,797	61.8%
Operating expenses:
Engineering, research and development	237	8.8%	157	4.8%	461	8.8%	335	5.4%
Selling, general and administrative	881	32.8%	1,065	32.6%	1,849	35.1%	2,092	34.1%
Total operating expenses	1,118	41.6%	1,222	37.4%	2,310	43.9%	2,427	39.5%
Income from operations	430	16.1%	839	25.7%	649	12.4%	1,370	22.3%
Other income (expense):
Other income (expense), net	62	2.3%	(2)	(0.1)%	16	0.3%	17	0.3%
Income before income tax expense	492	18.4%	837	25.6%	665	12.7%	1,387	22.6%
Income tax expense	133	5.0%	288	8.8%	188	3.6%	474	7.7%
Net income	$359	13.4%	$549	16.8%	$477	9.1%	$913	14.9%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(112)	(4.2)%	25	0.8%	(27)	(0.5)%	36	0.5%
Comprehensive income	$247	9.2%	$574	17.6%	$450	8.6%	$949	15.4%

Results of Operations for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017

Revenue, net by Market is as follows:

	Three months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$119	4.4%	$1,016	31.1%	$(897)	(88.3)%
Industrial	615	22.9%	475	14.5%	140	29.6%
Medical	359	13.4%	350	10.7%	9	2.7%
Consumer	486	18.1%	486	14.9%	(0)	(0.0)%
Standard	1,104	41.2%	937	28.8%	167	17.8%
Revenue, net	$2,683	100.0%	$3,264	100.0%	$(581)	(17.8)%

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

The decrease in net revenues was driven by a major customer in the automotive market making a design change to their product that eliminated the need for our solution.  This decrease was partially offset by increased sales of our custom products in the industrial and medical markets.  We also had an increase in sales of our standard products. Other than the automotive market, growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  In all of our custom product markets, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the medical market has been in the pipeline as part of a long design cycle and revenues are just starting to be realized in 2018.  In July 2018, subsequent to quarter end, the Company received purchase orders of $880,000 from an existing prestigious medical customer. This order is for deliveries from October 2018 to June 2019.    However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in 2018.  Overall. we expect revenues to be lower in the second half of 2018 until we are able to fully replace the automotive revenue.

	Three months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$1,135	42.3%	$1,203	36.9%	$(68)	(5.7)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues decreased compared with the prior year consistent with the decrease in revenues, particularly in the automotive market.  Cost of revenues increased as a percentage of revenues for the same reason, including less revenue to cover fixed costs and production overhead costs.

	Three months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$237	8.8%	$157	4.8%	$80	51.0%

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

	Three months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$881	32.8%	$1,065	32.6%	$(184)	(17.3)%

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses decreased as compared with the same period in the prior year driven by internal efficiencies gained during a period of lower revenue, and reduced reliance of third party consultants and professional service providers.

	Three months ended June 30,
	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$133	27.0%	$288	34.4%	$(155)	(53.8)%

Tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the three months ended June 30, 2018 was lower primarily as a result of the enactment of the 2017 Tax Cut and Jobs Act (TCJA), which was signed into law on December 22, 2017. The TCJA significantly reforms the Internal Revenue Code of 1986 (as amended) and includes, among other things, changes to U.S. Federal tax rates, significant additional limitations on the deductibility of interest, immediate expensing of certain capital expenditures, migration from a “worldwide” system of taxation to a territorial system and the modification or repeal of many business deductions and credits.

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

Results of Operations for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017

Revenue, net by Market is as follows:

	Six months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$266	5.1%	$1,716	27.9%	$(1,450)	(84.5)%
Industrial	1,260	24.0%	1,122	18.2%	138	12.3%
Medical	774	14.7%	698	11.4%	76	10.9%
Consumer	934	17.8%	935	15.2%	(1)	(0.1)%
Standard	2,022	38.5%	1,677	27.3%	345	20.6%
Revenue, net	$5,256	100.0%	$6,148	100.0%	$(892)	(14.5)%

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

The decrease in net revenues was driven by a major customer in the automotive market making a design change to their product that eliminated the need for our solution.  This decrease was partially offset by increased sales of our custom products in the industrial and medical markets. We also had an increase in sales of our standard products. Other than the automotive market, growth in our custom product sales was driven by increased sales to our current customers for use in ongoing product lines.  In all of our custom product markets, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

Some of our more recent custom product success for new product lines in the medical market has been in the pipeline as part of a long design cycle and revenues are just starting to be realized in 2018.   In July 2018, subsequent to quarter end, the Company received purchase orders of $880,000 from an existing prestigious medical customer. This order is for deliveries from October 2018 to June 2019.    However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in 2018.  Overall, we expect revenues to be lower in the second half of 2018 until we are able to fully replace the automotive revenue.

	Six months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$2,297	43.7%	$2,351	38.2%	$(54)	(2.3)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues decreased compared with the prior year consistent with the decrease in revenues, particularly in the automotive market, although additional costs associated with the abrupt loss of the major customer were recognized in the first quarter of 2018.  Cost of revenues increased as a percentage of revenues for the same reason, including less revenue to cover fixed costs and production overhead costs.

	Six months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$461	8.8%	$335	5.4%	$126	37.6%

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

	Six months ended June 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$1,849	35.1%	$2,092	34.1%	$(243)	(11.6)%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses decreased slightly as compared with the same period in the prior year driven by internal efficiencies gained during a period of lower revenue, and reduced reliance of third party consultants and professional service providers.

	Six months ended June 30,
	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense	$188	28.3%	$474	34.2%	$(286)	N/A	%

Tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the three months ended June 30, 2018 was lower primarily as a result of the enactment of the 2017 Tax Cut and Jobs Act (TCJA), which was signed into law on December 22, 2017. The TCJA significantly reforms the Internal Revenue Code of 1986 (as amended) and includes, among other things, changes to U.S. Federal tax rates, significant additional limitations on the deductibility of interest, immediate expensing of certain capital expenditures, migration from a “worldwide” system of taxation to a territorial system and the modification or repeal of many business deductions and credits.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of June 30, 2018, we had cash and cash equivalents of $6.0 million, working capital of $7.6 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of June 30, 2018.  Of the $6.0 million of cash balances on hand, $2.3 million was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve-month period. As of June 30, 2018, we have not issued any securities pursuant to the Form S-3.  The Form S-3 will expire in November 2020.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives.  In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$1,190	$949
Net cash used in investing activities	$(2,997)	$(60)
Net cash provided by financing activities	$6	$34

Net Cash Provided by Operating Activities

For the six months ended June 30, 2018, the $1,190 thousand in net cash provided by operating activities was primarily attributable to net income of $477 thousand, adjusted for non-cash charges of $124 thousand.  The net increase in cash due to changes in operating assets and liabilities of $589 thousand was primarily due to payments and shipments during the period.

For the six months ended June 30, 2017, the $949 thousand in net cash provided by operating activities was primarily attributable to net income of $913 thousand, adjusted for non-cash charges of $136 thousand.  The net decrease in cash due to changes in operating assets and liabilities of $100 thousand was primarily due to the timing of shipments and payments during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,997 thousand for the six months ended June 30, 2018, compared to $60 thousand for the six months ended June 30, 2017.  The increase is  primarily related to share repurchases of $2,764 thousand plus additional expenditures for leasehold improvements and equipment for the expansion of our global R&D center in Singapore.

Stock Repurchases

In December 2017, our Board of Directors authorized a new program for the repurchase of up to $1 million of our outstanding common shares. This program authorization will expire in December 2018.  Pursuant to this program, on January 17, 2018, we repurchased 34,010 common shares at a purchase price of $4.75 per share from an unrelated shareholder in a private transaction.  The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

Separate from and in addition to the $1 million repurchase program, on June 22, 2018, we repurchased 867,681 shares of our common stock at a purchase price of $3.00 per share from an existing stockholder in a private transaction approved by our Board of Directors.  The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

At June 30, 2018, we had 6,478,797 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

At June 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of June 30, 2018, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$167	$293	$162	$68	$0	$690

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors during the three months ended June 30, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2017, our Board of Directors authorized a new program for the repurchase of up to $1 million of our outstanding common shares. This program authorization will expire in December 2018.  On January 17, 2018, we repurchased 34,010 shares of our common stock at a price of $4.75 per share from an unrelated shareholder in a private transaction, for an aggregate purchase price of $161,548.

Separate from and in addition to the $1 million repurchase program, on June 22, 2018, we repurchased 867,681 shares of our common stock at a purchase price of $3.00 per share from  an existing stockholder in a private transaction approved by our Board of Directors, for an aggregate purchase price of $2,603,043.

Item 6.Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
10.1	Securities Purchase Agreement, dated June 22, 2018, between the Registrant and Leonard Hagan	8-K	001-37659	10.1	June 22, 2018
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: August 9, 2018	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ David S. Burnett
David S. Burnett
Chief Financial Officer
(Principal Financial and Accounting Officer)