Form 10-Q
period 2018-09-30
INTERLINK ELECTRONICS INC
filed 2018-11-09
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of  November 8, 2018, the issuer had 6,482,784 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,436	$7,772
Restricted cash	5	5
Accounts receivable, net	835	1,374
Inventories	924	1,195
Prepaid expenses and other current assets	204	338
Total current assets	8,404	10,684
Property, plant and equipment, net	606	525
Intangibles, net	122	69
Deferred income taxes	370	493
Other assets	59	59
Total assets	$9,561	$11,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$260	$255
Accrued liabilities	331	345
Accrued income taxes	60	103
Total current liabilities	651	703

Total liabilities	651	703

Commitments and contingencies (see note 9)	—	—

Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,483 and 7,336 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7	7
Additional paid-in-capital	57,845	60,527
Accumulated other comprehensive income	(70)	41
Accumulated deficit	(48,872)	(49,448)
Total stockholders' equity	8,910	11,127
Total liabilities and stockholders' equity	$9,561	$11,830

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Revenue, net	$1,920	$2,649	$7,176	$8,797
Cost of revenue	872	992	3,169	3,343
Gross profit	1,048	1,657	4,007	5,454
Operating expenses:
Engineering, research and development	222	230	683	565
Selling, general and administrative	723	895	2,572	2,987
Total operating expenses	945	1,125	3,255	3,552
Income from operations	103	532	752	1,902
Other income (expense):
Other income (expense), net	50	(4)	66	13
Income before income tax expense	153	528	818	1,915
Income tax expense	54	176	242	650
Net income	99	352	576	1,265
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(84)	39	(111)	75
Comprehensive income	$15	$391	$465	$1,340

Earnings per share, basic and diluted	$0.02	$0.05	$0.08	$0.17

Weighted average common shares outstanding - basic	6,482	7,336	7,039	7,332
Weighted average common shares outstanding - diluted	6,579	7,425	7,129	7,418

See accompanying notes to these condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$576	$1,265
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	108	139
Stock based compensation	76	93
Changes in operating assets and liabilities:
Accounts receivable	539	340
Inventories	271	12
Prepaid expenses and other current assets	134	194
Other assets	-	(2)
Accounts payable	5	(181)
Accrued liabilities	(14)	(14)
Accrued income taxes	(43)	(30)
Deferred income taxes	123	148
Deferred revenue	—	(111)
Net cash provided by operating activities	1,775	1,853
Cash flows from investing activities:
Property, plant and equipment	(170)	(138)
Share repurchase	(2,764)	—
Intangibles	(72)	(35)
Net cash used in investing activities	(3,006)	(173)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	34
Net cash provided by financing activities	6	34

Effect of exchange rate changes on cash and cash equivalents	(111)	75
Net increase (decrease) in cash and cash equivalents	(1,336)	1,789
Cash, cash equivalents and restricted cash, beginning of period	7,777	6,014
Cash, cash equivalents and restricted cash, end of period	$6,441	$7,803

Supplemental disclosure of cash flow information:
Income taxes paid	$227	$503

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

Interlink serves our world-wide customer base from our corporate headquarters in Westlake Village, California (greater Los Angeles area), our global research and development (“R&D”) and engineering center in Singapore, our printed-electronics manufacturing facility in Shenzhen, China and our global distribution and logistics center in Hong Kong.  We also maintain engineering, assembly and prototyping capabilities in Simi Valley, California along with technical and sales offices in Japan.  Our principal executive office is located at 31248 Oak Crest Drive, Suite 110, Westlake Village, California 91361 and our telephone number is (805) 484-8855.  Our website address is www.interlinkelectronics.com.

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

The condensed consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position and our consolidated results of operations and consolidated cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments to this update supersede nearly all existing revenue recognition guidance under GAAP, including the revenue recognition requirements in ASC Topic 605, “Revenue Recognition.”  The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers; Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that permitted companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date was not permitted. The core principle of this Topic is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Effective January 1, 2018, the Company adopted ASU No. 2014-12 and it did not have a material effect on our consolidated financial statements or the timing of when we recognize revenue.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application.  The Company is currently evaluating the impact of ASU 2016-02 to our consolidated financial statements, but does not expect it to have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

In July 2018, the FASB issued ASU 2018-10, “Leases (Topic 842),Codification Improvements” and ASU 2018-11, “Leases (Topic 842), Targeted Improvements”, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. As discussed above, In February 2016 the FASB issued ASU 2016-02. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (‘ASC 820’)”.  ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures.  ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019.  An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date.  The adoption of this disclosure update is not expected to have a material impact on our consolidated financial statements and disclosures.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or net realizable value, consist of the following:

	September 30,	December 31,
	2018	2017
Inventories	(in thousands)
Raw materials	$567	$743
Work-in-process	236	290
Finished goods	121	162
Total inventories	$924	$1,195

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Activity for our restricted stock units is as follows:

			Weighted Average
	Restricted Stock	Weighted-Average Grant	Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2017	165	$3.47	1.35	$861
Awarded	5	$6.24
Issued	(40)	$1.00
Forfeited	(10)	$8.77
Restricted stock units, September 30, 2018	120	$3.97	0.95	$482

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $4.02 and $5.22 as of September 30, 2018 and December 31, 2017, respectively. A total of forty thousand restricted stock units vested in the nine months ended September 30, 2018.

Stock based compensation incurred for the three and nine months ended September 30, 2018 was $22 thousand and $61 thousand, respectively, as compared to $29 thousand and $79 thousand for the comparable periods ended September 30, 2017.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2017	7	$4.12	4.46	$15
Granted	—
Exercised	(4)	$1.56
Cancelled or expired	—
Options outstanding, September 30, 2018	3	$7.40	9.09	$—
Options exercisable, September 30, 2018	3	$7.40	9.09	$—

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options.  The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $4.02 and $5.22 as of September 30, 2018 and December 31, 2017, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding.

The following table provides additional information in regards to options outstanding as of September 30, 2018:

	Options Outstanding			Options Exercisable
					Weighted
Range of	Number	Weighted Average	Weighted Average	Number	Average Exercise
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Price
	(in thousands)	(years)		(in thousands)
$7.40	3	9.09	$7.40	3	$7.40
	3	9.09		3	7.40

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$99	$352	$576	$1,265

Comprehensive income	$15	$391	$465	$1,340

Weighted average outstanding shares of common stock	6,482	7,336	7,039	7,332
Dilutive potential common shares from stock options and restricted stock units	97	89	90	86
Common stock and common stock equivalents	6,579	7,425	7,129	7,418

Earnings per share, basic and diluted	$0.02	$0.05	$0.08	$0.17

Comprehensive income per share: basic and diluted	$0.00	$0.05	$0.07	$0.18

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	26	80	33	83

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

At September 30, 2018, the Company had 6,482,784 shares of common stock issued and outstanding.

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Customer A	19%	18%	18%	16%
Customer B	12%	20%	14%	14%
Customer C	16%	* %	11%	* %
Customer D	* %	*	* %	16%

*Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
United States	$717	$1,249	$3,138	$4,238
Asia and Middle East	1,077	1,156	3,438	3,480
Europe and other	126	244	600	1,079
Revenue, net	$1,920	$2,649	$7,176	$8,797

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2018,  two customers accounted for 45% and 25%  of total accounts receivable, respectively. At December 31, 2017,  three customers accounted for 35%,  10% and 10% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 and $32 thousand at September 30, 2018 and December 31, 2017, respectively.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
United States	$145	$103
Asia	583	491
Total long-lived assets	$728	$594

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

On March 1, 2018, BFK leased executive office space in Charleston, SC.  Interlink intends to use a portion of this office space for a fee of $2,465 per month.  Effective September 1, 2018 the square footage dedicated to Interlink was decreased and the fee was lowered to $1,255 per month.  BKF still intends to utilize a portion of the Interlink offices in California for a fee of $250 per month.  Effective March 1, 2018 we entered into a cost-sharing agreement with BKF that calls for a monthly net settlement of all shared costs between the use of the California and the South Carolina offices, including rent, administrative expenses and similar costs.

For the three and nine months ended September 30, 2018 BKF paid $750 and $3,000, respectively to the Company, as compared to $750 and $3,000 thousand for the comparable periods ended September 30, 2017. The Company incurred costs to BKF of $6,468 and $16,328 for the three and nine months ended September 30, 2018, respectively.  There were no similar payments made by the Company to BKF in 2017.  Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chairman of the Board, Chief Executive Officer and majority shareholder of BKF.  At September 30, 2018 and December 31, 2017, there were no unpaid amounts outstanding between the parties.

Qualstar Corporation (NASDAQ:QBAK)

The Company utilizes a portion of a Simi Valley, California manufacturing facility leased by Qualstar Corporation (“Qualstar”) for our assembly and prototyping operations.  In addition, Qualstar or Interlink will occasionally pay administrative expenses on behalf of the other party, and seek reimbursement at cost.  Steven N. Bronson, our Chairman

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended September 30,
	2018		2017
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at September 30,	$10	$1	$—	$1

Billed to Qualstar by Interlink	36	—	1	—
Paid by Qualstar to Interlink	(46)	—	(1)	—

Billed to Interlink by Qualstar	—	4	—	3
Paid by Interlink to Qualstar	—	(4)	—	(3)
Balance at September 30,	$—	$1	$—	$1

	Nine months ended September 30,
	2018		2017
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$17	$—	$2	$1

Billed to Qualstar by Interlink	181	—	8	—
Paid by Qualstar to Interlink	(198)	—	(10)	—

Billed to Interlink by Qualstar	—	11	—	8
Paid by Interlink to Qualstar	—	(10)	—	(8)
Balance at September 30,	$—	$1	$—	$1

NOTE 8-INCOME TAXES

Income tax expense as a percentage of income before income taxes was 35.3% and 29.6% for the three and nine months ended September 30, 2018 versus 33.3% and 33.9% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010.  In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period.  An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income.  Certain state jurisdictions within which we operate contain similar provisions and limitations.  All of the remaining federal and state NOLs as of September 30, 2018 are subject to annual limitations due to the February 2010 ownership change.

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

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$75	$288	$161	$68	$0	$592

Litigation

We are not party to any legal proceedings at September 30, 2018.  We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

•

the imposition of restrictions, tariffs, duties, or regulations by the United States and foreign governments on the importation of our products or our customers’ products that incorporate our components;

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

The tariffs announced by the Office of the United States Trade Representative (USTR) under the Section 301 Action went into effect in July 2018 with additional products added to the list in August 2018.   All items identified, as classified, under the Harmonized Tariff Schedule of the United States (HTSUS) with a country of origin of China are subject to a 25% duty upon importation into the United States.  Interlink continues to work toward minimizing the impact of the tariffs to our customers,  yet adhere to the law.  Initially our inventory position served to delay the immediate impact of the tariff in some instances.   The tariff only impacts products with specific HTSUS codes, with a listed country of origin of China, and consumed within the United States.  There is no impact on pricing for products shipped outside the United States.  We will continue to monitor the situation and exhaust all avenues to mitigate any impact or uncertainty to our customers.

Overall, our customers tend to be market leaders, and have been stable enough to manage their businesses through any challenging market cycle.  In spite of declining revenues, we are very optimistic with our performance in the three and nine months ended September 30, 2018, as significant progress has been made in repositioning the business to focus on R&D and new product development.    This includes revamping our global sales organization to reflect broadened technology offerings and geographies.  It will take time to turn the corner, and we will remain patient and capitalize on opportunities as they arise rather than sacrificing margins in order to pull revenue forward.  We are confident that our leadership position in providing HMI solutions remains strong, and the lull in revenues is temporary.  However, due to extended sales cycles, we antiicipate the results in the third quarter of 2018 are indicative of the next tweleve months.

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

We believe that our critical accounting policies and estimates, as described in our annual Report on Form 10-K for the year ended December 31, 2017, are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these polices during the nine months ended September 30, 2018.

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

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue, net	$1,920	100.0%	$2,649	100.0%	$7,176	100.0%	$8,797	100.0%
Cost of revenue	872	45.4%	992	37.4%	3,169	44.2%	3,343	38.0%
Gross profit	1,048	54.6%	1,657	62.6%	4,007	55.8%	5,454	62.0%
Operating expenses:
Engineering, research and development	222	11.6%	230	8.7%	683	9.5%	565	6.4%
Selling, general and administrative	723	37.6%	895	33.8%	2,572	35.8%	2,987	34.0%
Total operating expenses	945	49.2%	1,125	42.5%	3,255	45.3%	3,552	40.4%
Income from operations	103	5.4%	532	20.1%	752	10.5%	1,902	21.6%
Other income (expense):
Other income (expense), net	50	2.6%	(4)	(0.2)%	66	0.9%	13	0.2%
Income before income tax expense	153	8.0%	528	19.9%	818	11.4%	1,915	21.8%
Income tax expense	54	2.8%	176	6.6%	242	3.4%	650	7.4%
Net income	$99	5.2%	$352	13.3%	$576	8.0%	$1,265	14.4%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(84)	(4.4)%	39	1.5%	(111)	(1.5)%	75	0.8%
Comprehensive income	$15	0.8%	$391	14.8%	$465	6.5%	$1,340	15.2%

Results of Operations for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017

Revenue, net by Market is as follows:

	Three months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$-	-%	$128	4.8%	$(128)	(100.0)%
Industrial	557	29.0%	523	19.7%	34	6.6%
Medical	228	11.9%	522	19.7%	(294)	(56.3)%
Consumer	374	19.5%	486	18.3%	(112)	(23.1)%
Standard	761	39.6%	990	37.5%	(229)	(23.2)%
Revenue, net	$1,920	100.0%	$2,649	100.0%	$(729)	(27.5)%

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

The decrease in automotive market revenues was driven by a major customer making a design change to their product that eliminated the need for our solution.  Revenues for this customer have eroded from mid-2017 to mid-2018.  In addition, a product for another large automotive customer had expectedly reached its end of life cycle.  As a result, automotive revenues in the quarter ended September 30, 2018 were negligible.  We also saw decreases in the medical and consumer markets, partially offset by increased sales of our custom products in the industrial market.  We also had a decrease in sales of our standard products. Diminution in our custom product sales was driven by decreased sales to our current customers for use in their ongoing product lines.  In all of our product markets, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans. Many of our products are currently subject to import tariffs inposed on goods manufactured in China, increasing the cost to our customers by up to 25%.  We believe many of our existing customers have reduced orders until the uncertainty passes, hoping to avoid tariffs.  In the worst case, some of them may be seeking alterntive domestic suppliers.

Some of our more recent custom product success for new product lines in the medical market is making its way into the pipeline as part of a long design cycle and revenues are just starting to be realized in late 2018.  In July 2018, the Company received purchase orders of $880,000 from an existing prestigious medical customer. This order is for deliveries from October 2018 to June 2019.    However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in 2018.  Overall. we expect revenues to be lower in the fourth quarter of 2018 and into early 2019 until we are able to fully replace the automotive revenue.

	Three months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$872	45.4%	$992	37.4%	$(120)	12.1%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories.  Cost of revenues decreased compared with the prior year consistent with the decrease in revenues.  Cost of revenues increased as a percentage of revenues for the same reason, including less revenue to cover fixed costs and production overhead costs.

	Three months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$222	11.6%	$230	8.7%	$(8)	(3.5)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs were flat as compared with the same period in the prior year primarily due to a leveling out of our continued investment in our Singapore R&D center. However, we  will continue to substantially grow the global R&D center in Singapore over the next several years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.

	Three months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$723	37.6%	$895	33.8%	$(172)	(19.2)%

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses decreased as compared with the same period in the prior year driven by internal efficiencies gained during a period of lower revenue, and reduced reliance of third party consultants and professional service providers.    We are responding to the contraction in revenues by revamping our global sales organization to reflect broadened technology offerings and geographies. As a result, SG&A expenses are expected to increase in the fourth quarter.

	Three months ended September 30,
	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$54	35.3%	$176	33.3%	$(122)	(69.3)%

Tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the three months ended September 30, 2018 was lower primarily as a result of the enactment of the 2017 Tax Cut and Jobs Act (TCJA), which was signed into law on December 22, 2017. The TCJA significantly reforms the Internal Revenue Code of 1986 (as amended) and includes, among other things, changes to U.S. Federal tax rates, significant additional limitations on the deductibility of interest, immediate expensing of certain capital expenditures, migration from a “worldwide” system of taxation to a territorial system and the modification or repeal of many business deductions and credits.

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

Results of Operations for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017

Revenue, net by Market is as follows:

	Nine months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Automotive	$266	3.7%	$1,844	21.0%	$(1,578)	(85.6)%
Industrial	1,817	25.3%	1,644	18.7%	173	10.5%
Medical	1,003	14.0%	1,220	13.9%	(217)	(17.8)%
Consumer	1,308	18.2%	1,421	16.1%	(113)	(7.9)%
Standard	2,783	38.8%	2,668	30.3%	115	4.3%
Revenue, net	$7,176	100.0%	$8,797	100.0%	$(1,621)	(18.4)%

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

The decrease in net revenues was primarily driven by a major customer in the automotive market making a design change to their product that eliminated the need for our solution.  Revenues for this customer have eroded from mid-2017 to mid-2018.  In addition, a product for another large automotive customer had expectedly reached its end of life cycle.  We also saw decreases in the medical and consumer markets, partially offset by increased sales of our custom products in the industrial market.  We also had an increase in sales of our standard products. Other than the automotive market, decreased revenues in our custom product markets was driven by lower sales to our current customers for use in their ongoing product lines.  In all of our product markets, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans. Masny of our products are currently subject to import tariffs inposed on goods manufactured in China, increasing the cost to our customers by up to 25%.  We believe many of our existing customers have reduced orders until the uncertainty passes, hoping to avoid tariffs.  In the worst case, some of them may be seeking alterntive domestic suppliers.

Some of our more recent custom product success for new product lines in the medical market is making its way into the pipeline as part of a long design cycle and revenues are just starting to be realized in late 2018.  In July 2018, the Company received purchase orders of $880,000 from an existing prestigious medical customer. This order is for deliveries from October 2018 to June 2019.    However, as these revenues materialize, revenues from current product lines that reach the end of their life cycle will likely offset some of this expected growth in 2018.  Overall, we expect revenues to be lower in the fourth quarter of 2018 and into early 2019 until we are able to fully replace the automotive revenue.

	Nine months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$3,169	44.2%	$3,343	38.0%	$(174)	5.2%

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

	Nine months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$683	9.5%	$565	6.4%	$118	20.9%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities.  Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs increased as compared with the same period in the prior year primarily due to investments in our Singapore R&D center and an increase in our engineering and R&D staffing worldwide in order to enhance our technology and product offerings. We will continue to substantially grow the global R&D center in Singapore over the next several years, including expanding our R&D team, expanding the size of the facility, and investing in additional tools and equipment.

	Nine months ended September 30,
	2018		2017
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$2,572	35.8%	$2,987	34.0%	$(415)	(13.9)%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses.  SG&A expenses decreased as compared with the same period in the prior year driven by internal efficiencies gained during a period of lower revenue, and reduced reliance of third party consultants and professional service providers.    We are responmding to the contraction in revenues by revamping our global sales organization to reflect broadened technology offerings and geographies. As a result, SG&A expenses are expected to increase in the fourth quarter.

	Nine months ended September 30,
	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense	$242	29.6%	$650	33.9%	$(408)	N/A	%

Tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. Tax expense for the nine months ended September 30, 2018 was lower primarily as a result of the enactment of the 2017 Tax Cut and Jobs Act (TCJA), which was signed into law on December 22, 2017. The TCJA significantly reforms the Internal Revenue Code of 1986 (as amended) and includes, among other things, changes to U.S. Federal tax rates, significant additional limitations on the deductibility of interest, immediate expensing of certain capital expenditures, migration from a “worldwide” system of taxation to a territorial system and the modification or repeal of many business deductions and credits.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations.  As of September 30, 2018, we had cash and cash equivalents of $6.4 million, working capital of $7.8 million and no indebtedness.  Cash and cash equivalents consist of cash and money market funds.  We did not have any short-term or long-term investments as of September 30, 2018.  Of the $6.4 million of cash balances on hand, $2.3 million was held by foreign subsidiaries.  If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.  Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve-month period. As of September 30, 2018, we have not issued any securities pursuant to the Form S-3.  The Form S-3 will expire in November 2020.

There can be no assurances that we will be able to raise additional needed capital on acceptable terms or at all, and the failure to do so could adversely affect our ability to achieve our business objectives.  In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine months ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$1,775	$1,853
Net cash used in investing activities	$(3,006)	$(173)
Net cash provided by financing activities	$6	$34

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2018, the $1,775 thousand in net cash provided by operating activities was primarily attributable to net income of $576 thousand, adjusted for non-cash charges of $184 thousand.  The net increase in cash due to changes in operating assets and liabilities of $1,015 thousand was primarily due to payments and shipments during the period.

For the nine months ended September 30, 2017, the $1,853 thousand in net cash provided by operating activities was primarily attributable to net income of $1,265 thousand, adjusted for non-cash charges of $232 thousand.  The net decrease in cash due to changes in operating assets and liabilities of $356 thousand was primarily due to the timing of shipments and payments during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,006 thousand for the nine months ended September 30, 2018, compared to $173 thousand for the nine months ended September 30, 2017.  The increase is  primarily related to share repurchases of $2,764 thousand plus additional expenditures for leasehold improvements and equipment for the expansion of our global R&D center in Singapore.

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

At September 30, 2018, we had 6,482,784 shares of common stock issued and outstanding.

Off-Balance Sheet Arrangements

At September 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of September 30, 2018, our principal commitments consisted of obligations under the operating leases for our office and manufacturing facilities. The following table summarizes our future minimum payments under these arrangements:

	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating Leases	$75	$288	$161	$68	$0	$592

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2018 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors during the three months ended September 30, 2018, except as follows:

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The United States government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and termination, of certain existing bilateral and multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China and other countries. We have invested significantly in our manufacturing facilities in China and Singapore. Given our manufacturing in those countries, and our limited manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

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

Date: November 8, 2018	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Steven N. Bronson
Steven N. Bronson
Chief Financial Officer
(Principal Financial and Accounting Officer)