Form 10-Q
period 2020-09-30
INTERLINK ELECTRONICS INC
filed 2020-11-13
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 000-21858

INTERLINK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0056625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Jenner, Suite 200
Irvine, California 92618

(Address of principal executive offices, zip code)

(805) 484-8855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 12, 2020, the issuer had 6,600,550 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,050	$5,812
Restricted cash	5	32
Accounts receivable, net	924	730
Inventories	963	927
Prepaid expenses and other current assets	497	330
Total current assets	8,439	7,831
Property, plant and equipment, net	460	633
Intangible assets, net	194	171
Right-of-use assets	367	203
Deferred tax assets	481	435
Other assets	61	59
Total assets	$10,002	$9,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$232	$218
Accrued liabilities	370	302
Lease liabilities, current	230	154
PPP loan payable	186	—
Accrued income taxes	105	—
Deferred revenue	—	13
Total current liabilities	1,123	687

Long term liabilities
Lease liabilities, long term	165	66
Deferred tax liabilities	8	8
Total long-term liabilities	173	74
Total liabilities	1,296	761
Commitments and contingencies (note 9)	—	—
Stockholders' equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,601 and 6,563 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in-capital	57,966	57,940
Accumulated other comprehensive loss	(44)	(93)
Accumulated deficit	(49,223)	(49,283)
Total stockholders' equity	8,706	8,571
Total liabilities and stockholders' equity	$10,002	$9,332

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue, net	$1,548	$2,157	$4,941	$5,613
Cost of revenue	737	1,076	2,173	2,779
Gross profit	811	1,081	2,768	2,834
Operating expenses:
Engineering, research and development	208	292	786	632
Selling, general and administrative	682	586	2,092	1,971
Total operating expenses	890	878	2,878	2,603
Income (loss) from operations	(79)	203	(110)	231
Other income (expense):
Other income (expense), net	(41)	25	(43)	49
Income (loss) before income taxes	(120)	228	(153)	280
Income tax expense (benefit)	(185)	117	(213)	374
Net income (loss)	65	111	60	(94)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	64	(44)	49	(49)
Comprehensive income (loss)	$129	$67	109	$(143)

Earnings (loss) per share, basic and diluted	$0.01	$0.02	$0.01	$(0.01)

Weighted average common shares outstanding - basic	6,601	6,564	6,581	6,536
Weighted average common shares outstanding - diluted	6,601	6,605	6,598	6,577

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$60	$(94)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	216	165
Stock based compensation	26	55
Amortization of right-of-use assets	154	143
Changes in operating assets and liabilities:
Accounts receivable	(194)	(140)
Inventories	(36)	(105)
Prepaid expenses and other current assets	(167)	102
Other assets	(2)	1
Accounts payable	14	(120)
Accrued liabilities	68	34
Accrued income taxes	105	121
Deferred taxes	(46)	55
Lease liabilities	(143)	(143)
Deferred revenue	(13)	—
Net cash provided by operating activities	42	74
Cash flows from investing activities:
Property, plant and equipment	—	(118)
Share repurchase	—	(6)
Intangible assets	(66)	(65)
Net cash used in investing activities	(66)	(189)
Cash flows from financing activities:
Proceeds from PPP loan	186	—
Net cash provided by financing activities	186	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	(49)
Net increase (decrease) in cash and cash equivalents	211	(164)
Cash, cash equivalents and restricted cash, beginning of period	5,844	6,107
Cash, cash equivalents and restricted cash, end of period	$6,055	$5,943

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$6,050	$5,911
Restricted cash, end of period	5	32
Cash, cash equivalents and restricted cash, end of period	$6,055	$5,943

Supplemental disclosure of cash flow information:
Income taxes paid	$30	$188
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$313	$418

See accompanying notes to these unaudited condensed consolidated financial statements.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We plan to establish a Global Product Development and Materials Science Center in our existing Camarillo footprint, which we expect to be operational by early 2021. This facility will have a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team will be based in this center where we will work with our US and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and Internet-of-Things (“IoT”) application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

We were incorporated in California on February 27, 1985. On July 10, 1996, we re-incorporated into a Delaware corporation and, on July 20, 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics Inc.

Our principal executive office is located at 1 Jenner, Suite 200, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com. Interlink makes available its annual financial statements, quarterly financial statements, and other significant reports and amendments to such reports, free of charge, on its website as soon as reasonably practicable after such reports are prepared.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intra-entity transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Amendment No. 2 to Registration Statement on Form 10, which was filed the Securities and Exchange Commission, or SEC, on September 29, 2020.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Stock-based Compensation

All stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values. We calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. We are required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each option award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

We have elected to recognize compensation expense for all stock-based awards on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided. The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

In calculating the ROU asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

In June 2020, the Company entered into a sublease agreement to lease 4,351 square feet of space located in Irvine, California for $5,439 per month with 3 percent annual increases starting July 1, 2021. The ROU asset and lease liability for this sublease agreement as of September 30, 2020 are $148 thousand and $164 thousand, respectively. The lease term begins July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration. The Company intends to sublease portions of the space to Qualstar Corporation and BKF Capital Group, Inc. Also, in May 2020, the Company renewed its Shenzhen, China manufacturing facility lease for the period June 1, 2020 through May 31, 2022. The ROU asset and lease liability for this lease agreement as of September 30, 2020 are $133 thousand and $135 thousand, respectively.

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

Public health threats could have an adverse effect on our operations and financial results.

Public health threats could adversely affect our ongoing or planned business operations. In particular, the outbreak in December 2019 of a novel coronavirus (COVID-19) in China has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in ASC Topic 840, “Leases”. The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company adopted ASU 2016-02 as of January 1, 2019, which resulted in reclassifications to our balance sheet but an overall immaterial impact to our consolidated income or loss

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This standard is not expected to have a significant impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The Company will apply this standard to future transactions within the scope of the ASU.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

NOTE 2-INVENTORIES

Inventories, stated at the lower of cost or net realizable value, consist of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Raw materials	$622	$540
Work-in-process	233	253
Finished goods	108	134
Total inventories	$963	$927

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

Activity for our restricted stock units is as follows:

	Restricted Stock	Weighted-Average Grant	Weighted Average Remaining	Aggregate Intrinsic
	Units	Date Fair Value	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, December 31, 2019	37	$5.23	0.38	$178
Awarded	—
Issued	(37)
Forfeited	—
Restricted stock units, September 30, 2020	—	$—	—	$—

The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $5.55 and $4.75 as of September 30, 2020 and December 31, 2019, respectively. A total of thirty-seven thousand five hundred restricted stock units vested in the nine months ended September 30, 2020.

Stock based compensation incurred for the three and nine months ended September 30, 2020 was $0 thousand and $26 thousand, respectively, as compared to $20 thousand and $45 thousand for the comparable periods ended September 30, 2019.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(years)	(in thousands)
Options outstanding, December 31, 2019	3	$7.40	8.84	$—
Granted	—
Exercised	—
Cancelled or expired	(1)
Options outstanding, September 30, 2020	2	$7.40	7.08	$—
Options exercisable, September 30, 2020	2	$7.40	7.08	$—

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $5.55 and $4.75 as of September 30, 2020 and December 31, 2019, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$65	$111	$60	$(94)

Weighted average outstanding shares of common stock	6,601	6,564	6,581	6,536
Dilutive potential common shares from stock options and restricted stock units	—	41	17	41
Common stock and common stock equivalents	6,601	6,605	6,598	6,577

Earnings (loss) per share, basic and diluted	$0.01	$0.02	$0.01	$(0.01)

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	2	—	2	—

NOTE 5-EQUITY TRANSACTIONS

On August 21, 2019, we repurchased 2,788 shares of our common stock at a purchase price of $1.95 per share from an existing stockholder in a private transaction approved by our Board of Directors. The repurchased shares were immediately retired and restored to the status of authorized and unissued shares.

At September 30, 2020 we had 6,600,550 shares of common stock issued and outstanding.

NOTE 6-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019		2020		2019
Customer A	24%	39%		*	%	35%
Customer B	11%	*	%	*	%	11%
Customer C	* %	10%		39%		*	%
Customer D	10%	*	%	*	%	*	%
Customer E	* %	*	%	10%		*	%

*	Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
United States	$512	$1,153	$1,934	$2,823
Asia and Middle East	935	867	2,577	2,296
Europe and other	101	137	430	494
Revenue, net	$1,548	$2,157	$4,941	$5,613

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2020, two customers accounted for 40% and 11% of total accounts receivable, respectively. At December 31, 2019, four customers accounted for 29%, 20%, 11% and 11% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 thousand at September 30, 2020 and December 31, 2019, respectively.

Our long-lived assets (property, plant and equipment plus intangibles, net) were geographically located as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
United States	$212	$200
Asia	442	604
Total long-lived assets	$654	$804

NOTE 7-RELATED PARTY TRANSACTIONS

BKF Capital Group (OTCM:BKFG)

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, simultaneously serves as an officer of Qualstar Corporation (OTCMKTS: QBAK) and BKF Capital Group, Inc. (OTCMKTS: BKFG). Mr. Bronson serves as President and Chief Executive Officer of Qualstar Corporation (“Qualstar”) and as the Chairman of the Board and Chief Executive Officer for BKF Capital Group, Inc. (“BKF Capital”). We have entered into the following cost sharing arrangements with Qualstar and BKF Capital.

Irvine, CA Facility: We entered into a sublease agreement for our corporate headquarters in Irvine, CA in June 2020. We have an oral agreement with Qualstar and BKF Capital to allow each use of a portion of the premises, and have agreed to split all rent and lease-related costs as follows: 47.5% for Interlink, 47.5% for Qualstar, and 5% for BKF Capital. For the three and nine months ended September 30, 2020, BKF Capital paid the Company $612.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

We entered into an agreement, dated March 1, 2017 with BKF Capital. Pursuant to the agreement, BKF Capital occupies and uses one furnished office, telephone and other services, located at our corporate offices, for a fee of $1,000 per month. The agreement was amended effective February 1, 2017, reducing the fee to $250 per month. In addition, we will occasionally pay administrative expenses on behalf of BKF Capital, and BKF Capital will reimburse the Company. On March 1, 2018, BFK Capital leased executive office space in Charleston, SC. Interlink used a portion of this office space for a proportionate fee. BKF Capital still utilized a portion of the Interlink offices in California for the $250 per month fee. Effective March 1, 2018, we modified the existing agreement and entered into a cost-sharing agreement with BKF Capital that calls for a monthly net settlement of all shared costs between the use of the California and the South Carolina offices, including rent, administrative expenses and similar costs.

In February 2019, BKF Capital chose not to renew the lease for executive office space in Charleston, SC. BKF Capital still paid for office space located at Interlink’s corporate offices in Westlake Village, CA, for a fee of $250 per month until June 2019, when Interlink moved its corporate headquarters to Camarillo, CA in a facility shared with Qualstar. Beginning in June 2019 and going forward, BKF Capital pays Qualstar directly for the $250 per month fee.

For the three and nine months ended September 30, 2020, BKF Capital paid $3,805 and $3,805, respectively to the Company as compared to $0 and $1,500 for the comparable periods ended September 30, 2019. At September 30, 2020 and December 31, 2019, there were no amounts owed between the companies.

Qualstar Corporation (OTCM:QBAK)

The Company agreed to reimburse, or be reimbursed by, Qualstar for our occupation and use of a portion of their Camarillo, CA manufacturing location and other expenses paid by one company on behalf of the other. In addition, the Company and Qualstar have entered into shared services agreements for marketing, executive and finance support services. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer is also the President and Chief Executive Officer of Qualstar. Transactions with Qualstar are as follows:

	Three months ended September 30,
	2020		2019
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at June 30,	$48	$7	$1	$1

Billed to Qualstar by Interlink	127	—	43	—
Paid by Qualstar to Interlink	(162)	—	(31)	—

Billed to Interlink by Qualstar	—	18	—	15
Paid by Interlink to Qualstar	—	(20)	—	(9)
Balance at September 30,	$13	$5	$13	$7

	Nine months ended September 30,
	2020		2019
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar
	(in thousands)
Balance at January 1,	$24	$12	$3	$2

Billed to Qualstar by Interlink	381	—	157	—
Paid by Qualstar to Interlink	(392)	—	(147)	—

Billed to Interlink by Qualstar	—	71	—	25
Paid by Interlink to Qualstar	—	(78)	—	(20)
Balance at September 30,	$13	$5	$13	$7

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 8-INCOME TAXES

Income tax benefit as a percentage of income before income taxes was 154.2% for the three months ended September 30, 2020 versus tax expense of 51.3% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. All of the remaining federal and state NOLs as of September 30, 2020 are subject to annual limitations due to the February 2010 ownership change.

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

NOTE 9-COMMITMENTS AND CONTINGENCIES

Lease Agreements

We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2023 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of ROU assets and lease liabilities during the three months ended September 30, 2020 was 6.75%.

ROU assets for operating leases are periodically reduce by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2020, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

In June 2020, the Company entered into a sublease agreement to lease 4,351 square feet of space located in Irvine, California for $5,439 per month with 3 percent annual increases starting July 1, 2021. The ROU asset and lease liability for this sublease agreement as of September 30, 2020 are $148 thousand and $164 thousand, respectively. The lease term begins July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration. The Company intends to sublease portions of the space to Qualstar Corporation and BKF Capital Group, Inc. Also, in May 2020, the Company renewed its Shenzhen, China manufacturing facility lease for the period June 1, 2020 through May 31, 2022. The ROU asset and lease liability for this lease agreement as of September 30, 2020 are $133 thousand and $135 thousand, respectively.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Right-of-Use Assets

We have various operating leases for office space that expire through 2023. Below is a summary of our right-of-use assets and lease liabilities as of September 30, 2020 (in thousands).

Right-of-use assets	$367

Lease liability obligations	$395
Lease liability obligations, less current portion	(230)
Total lease liability obligations, long term	$165

Weighted-average remaining lease term	1.66 years

Weighted-average discount rate	6.75%

During the three and nine months ended September 30, 2020, we recognized approximately $77 thousand and $187 thousand, respectively, in operating lease costs. Operating lease costs of $29 thousand and $73 thousand are included in cost of revenue, and $48 thousand and $114 thousand are included in operating expenses in our consolidated statements of operations for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, cash paid for operating leases was approximately $56 thousand and $186 thousand respectively.

During the three and nine months ended September 30, 2019, we recognized approximately $78 thousand and $233 thousand, respectively, in operating lease costs. Operating lease costs of $26 thousand and $80 thousand are included in cost of revenue, and $52 thousand and $153 thousand are included in operating expenses in our consolidated statements of operations for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2019, cash paid for operating leases was approximately $96 thousand and $247 thousand respectively.

Approximate future minimum lease payments for our lease liabilities over the remaining lease periods as of September 30, 2020, are as follows (in thousands):

Remainder of 2020	$67
2021	221
2022	105
2023	29
Total minimum payments	422
Less: amount representing interest	(27)
Total	$395

Litigation

We are not party to any legal proceedings at September 30, 2020. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Subsequent Events

Our Registration Statement on Form 10, which we filed with the Securities and Exchange Commission on August 4, 2020, as subsequently amended, to register our shares of common stock under the Securities Exchange Act of 1934, as amended, became effective on October 3, 2020.

We have appointed Ryan J. Hoffman as our Chief Financial Officer and Secretary, with such appointments to take effect immediately following the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

Interlink Electronics Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, biological monitoring and others.

Interlink has been a leader in the printed electronics industry for over 30 years with the commercialization of our patented Force-Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We invented FSR® technology and pioneered commercialization of printed electronics manufacturing, paving the way for industry-wide adoption of force sensing technology. Our extensive knowledge and experience with this technology, along with the firmware we incorporate in our HMI solutions, differentiates us from other providers of HMI solutions. We, along with our customers, incorporate our FSR and force sensing sensors and modules into end user products. Our sensors and modules are used in electronics devices and systems where user input must be converted into useful output data. Our force sensing technology solution platforms enabled industry-first implementations in gaming, smartphone, rugged notebook, automotive cockpit and automotive entry applications. Consumer and end-user demand for enhanced user experience is driving the need for innovative multi-modal HMI technologies and applications. Force sensing input provides a critical novel modality that drives a paradigm shift in HMI.

Market requirements for innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, are also driving increased demand for our products. Industry is moving towards the use of multi-modal HMI in the home, industrial, medical and automotive spaces. Interlink delivers cutting edge, high performance HMI solutions for customers who wish to replace outdated switches and knobs in these environments.

Significant market opportunities are rapidly emerging for us to improve upon the functionality of standard capacitive sensors which are widely available and competitively priced. Inadvertent activation, where users unintentionally activate a control, is a common problem with capacitive technology. In contrast, force sensing solutions require a deliberate application of force to operate. We have had recent success in using our force sensing solutions in combination with capacitive technologies to minimize the latter’s performance issues, enabling force sensing solutions to complement competitive technologies and provide hybrid solutions and open up new opportunities for growth. We continue to simultaneously expand our standard product portfolio and develop new technology platforms to grow existing markets and capture emerging markets. This portfolio expansion will incorporate other complimentary sensing technologies. This broader portfolio of technologies will allow us to use our expertise in integrating multiple sensing technologies for applications in the rapidly growing Internet-of-Things (“IoT”).

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We plan to establish a Global Product Development and Materials Science Center in our existing Camarillo footprint, which we expect to be operational by early 2021. This facility will have a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team will be based in this center where we will work with our US and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and IoT application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Amendment No. 2 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 29, 2020. There have been no changes to our critical accounting policies and estimates described in the Form 10 that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued and Adopted Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of income data for the periods indicated. The percentages in the table are based on net revenues.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue, net	$1,548	100.0%	$2,157	100.0%	$4,941	100.0%	$5,613	100.0%
Cost of revenue	737	47.6%	1,076	49.9%	2,173	44.0%	2,779	49.5%
Gross profit	811	52.4%	1,081	50.1%	2,768	56.0%	2,834	50.5%
Operating expenses:
Engineering, research and development	208	13.4%	292	13.5%	786	15.9%	632	11.3%
Selling, general and administrative	682	44.1%	586	27.2%	2,092	42.3%	1,971	35.1%
Total operating expenses	890	57.5%	878	40.7%	2,878	58.2%	2,603	46.4%
Income (loss) from operations	(79)	(5.1)%	203	9.4%	(110)	(2.2)%	231	4.1%
Other income (expense):
Other income (expense), net	(41)	(2.7)%	25	1.2%	(43)	(0.9)%	49	0.9%
Income (loss) before income taxes	(120)	(7.8)%	228	10.6%	(153)	(3.1)%	280	5.0%
Income tax expense (benefit)	(185)	(12.0)%	117	5.4%	(213)	(4.3)%	374	6.7%
Net income (loss)	$65	4.2%	$111	5.1%	$60	1.2%	$(94)	(1.7)%
Other comprehensive income, net of tax:
Foreign currency translation adjustments	64	4.1%	(44)	(2.0)%	49	1.0%	(49)	(0.9)%
Comprehensive income (loss)	$129	8.3%	$67	3.1%	$109	2.2%	$(143)	(2.5)%

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue, net by Market is as follows:

	Three months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Industrial	$319	20.6%	$481	22.3%	$(162)	(33.7)%
Medical	16	1.0%	845	39.1%	(829)	(98.1)%
Consumer	374	24.2%	75	3.5%	299	398.7%
Standard	839	54.2%	756	35.1%	83	11.0%
Revenue, net	$1,548	100.0%	$2,157	100.0%	$(609)	(28.2)%

We sell our custom products into the industrial, medical and consumer markets. We previously sold custom products in the automotive market and continue to peruse opportunities in that sector. We sell our standard products through various distribution networks. The ultimate customer for standards products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life-cycles. Automotive, industrial, and medical products generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

Overall revenues for the three months ended September 30, 2020 decreased 28.2% as compared to the prior year period due to lower demand from our medical customer as COVID-19 affected their planned manufacturing cycle, and decreased volume of purchases by our industrial customers. These decreases were partially offset by increased demand from our consumer customer. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans. Many of our products are currently subject to import tariffs imposed on goods manufactured in China, increasing the cost to our customers.

Some of our more recent custom product success for new product lines in the medical market is making its way into the pipeline as part of a long design cycle and revenues are being realized. Overall, we expect revenues to stabilize for the remainder of the year.

	Three months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$737	47.6%	$1,076	49.9%	$(339)	(31.5)%

Our cost of revenue is impacted by various factors including product mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and any provisions for excess and obsolete inventories. Cost of revenues decreased for the three months ended September 30, 2020 as compared with the prior year period as revenues decreased, and as a result of product mix, as well as improved efficiencies at our China facility. Gross margin improved to 52.4% for the three months ended September 30, 2020, as compared to 50.1% for the three months ended September 30, 2019. Cost of revenue and gross margin were adversely affected by the costs of import tariffs imposed on goods manufactured in China.

	Three months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$208	13.4%	$292	13.5%	$(84)	(28.8)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs were lower during the three months ended September 30, 2020 as compared with the same period in the prior year due primarily to reduced costs and headcount at our Singapore R&D center as part of the transfer of the lab to Camarillo, CA.

	Three months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$682	44.1%	$586	27.2%	$96	16.4%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. The major factor in the increase in selling, general and administrative expense during the three months ended September 30, 2020 is due to the costs associated with the submission of a Registration Statement on Form 10 during the period. Sales and marketing costs also increased for the three months ended September 30, 2020 as compared to the comparable period of 2019 as a result of the Company building its sales and marketing team. We expect to incur additional selling, general and administrative expenses as we expand our geographic footprint and now that we are once again a public reporting company. Although there may be a lag, we expect increases in global revenue to more than offset these new costs.

	Three months ended September 30,
	2020		2019
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(185)	154.2%	$117	51.3%	$(302)	(258.1)%

Tax expense reflects statutory tax rates in the jurisdictions in which we operate adjusted for book/tax differences. Tax benefit for 2020 reflects the relative proportions of international net income and domestic loss.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain similar to the US statutory rate of 21% primarily due to a significant portion of our earnings originating in the higher rate China jurisdiction (25%), offset by lower rate jurisdictions in Singapore (17%) and Hong Kong (16.5%). State taxes also have an impact in the United States.

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

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue, net by Market is as follows:

	Nine months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Industrial	$1,204	24.4%	$1,498	26.7%	$(294)	(19.6)%
Medical	540	10.9%	1,991	35.5%	(1,451)	(72.9)%
Consumer	823	16.7%	254	4.5%	569	224.0%
Standard	2,374	48.0%	1,870	33.3%	504	27.0%
Revenue, net	$4,941	100.0%	$5,613	100.0%	$(672)	(12.0)%

Overall revenues for the nine months ended September 30, 2020 decreased 12.0% as compared to the prior year period due to lower demand from our medical customer as COVID-19 affected their planned manufacturing cycle, and decreased volume of purchases by our industrial customers. These decreases were partially offset by the timing of a standard product order from a longtime customer and increased demand from our consumer products customer. In the normal cycle, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. The timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans. Many of our products are currently subject to import tariffs imposed on goods manufactured in China, increasing the cost to our customers.

	Nine months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$2,173	44.0%	$2,779	49.5%	$(606)	(21.8)%

Cost of revenues decreased for the nine months ended September 30, 2020 as compared with the prior year period as revenues decreased, and as a result of product mix, as well as improved efficiencies at our China facility. Gross profit improved to 56.0% for the nine months ended September 30, 2020, as compared to 50.5% for the nine months ended September 30, 2019. Cost of revenue and gross margin were adversely affected by the costs of import tariffs imposed on goods manufactured in China.

	Nine months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$786	15.9%	$632	11.3%	$154	24.4%

Our engineering and R&D costs were higher during the nine months ended September 30, 2020 as compared with the same period in the prior year primarily due to research incentive grant from the Singapore government paid last year in the quarter ended June 30, 2019.

	Nine months ended September 30,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$2,092	42.3%	$1,971	35.1%	$121	6.1%

A major factor in the increase in selling, general and administrative expense during the nine months ended September 30, 2020 is due to the costs associated with the submission of a Registration Statement on Form 10 during the period. Sales and marketing costs also increased for the nine months ended September 30, 2020 as compared to the comparable period of 2019 as a result of the Company building its sales and marketing team.

	Nine months ended September 30,
	2020		2019
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(213)	139.2%	$374	133.6%	$(587)	N/A	%

Tax benefit reflects statutory tax rates in the jurisdictions that we operate adjusted for book/tax differences. The tax benefit for the nine months ended September 30, 2020 was a result of the mix of domestic and foreign earnings. Tax expense for 2019 was higher primarily as a result of withholding tax on dividends paid by a subsidiary to our U.S.-based parent company.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of September 30, 2020, we had cash and cash equivalents of $6.1 million, working capital of $7.3 million and no indebtedness except for a loan of $185 thousand we received from Silicon Valley Bank pursuant to the Paycheck Protection Program, which can be forgiven based upon the terms of that program. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2020. Of the $6.1 million of cash balances on hand, $1.7 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

The Company received a loan from Silicon Valley Bank in the aggregate principal amount of $185 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The loan is evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which note matures on April 20, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 21, 2020, following an initial deferral period as specified under the PPP. We may prepay the note at any time prior to maturity with no prepayment penalties. Proceeds from the loan will be used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. We intend to use all or a substantial portion of the loan for designated qualifying expenses and to apply for forgiveness of all or a substantial portion of the loan in accordance with the terms of the PPP. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. With respect to any portion of the loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the note’s provisions.

We believe that our existing cash and cash equivalents balance will be sufficient to maintain our current operations considering our current financial condition, obligations, the proceeds of the PPP loan and other expected cash flows. If our circumstances change, however, we may require additional cash. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we could be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$42	$74
Net cash used in investing activities	$(66)	$(189)
Net cash provided by financing activities	$186	$—

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2020, the $42 thousand in net cash provided by operating activities was primarily attributable to net income of $60 thousand plus adjustments for non-cash charges of $396 thousand, resulting in a net increase in cash of $456 thousand. This increase, however, was offset by changes in operating assets and liabilities that resulted in a net use of cash of $414 thousand, primarily related to increases in accounts receivable, inventories and prepaid expenses and other current assets, and decreases in lease liabilities and deferred income taxes, partially offset by increases in accounts payable, accrued liabilities and accrued income taxes.

For the nine months ended September 30, 2019, the $74 thousand in net cash provided by operating activities was primarily attributable to net loss of $94 thousand, adjusted for non-cash charges of $363 thousand, resulting in a net increase in cash of $269 thousand. This increase, however, was offset by changes in operating assets and liabilities that resulted in a net use of cash of $195 thousand, primarily related to increases in accounts receivable and inventories and decreases in accounts payable and lease liabilities, partially offset by decreases in prepaid expenses and other current assets and increases in accrued liabilities, accrued income taxes and deferred income taxes.

Accounts receivable increased from $730 thousand at December 31, 2019 to $924 thousand at September 30, 2020 due to timing of shipments and collections during the third quarter of 2020 as compared to the end of 2019. Many of our customers pay immediately and accounts receivable is generally related to the most recent shipments. Inventories increased from $927 thousand at December 31, 2019 to $963 thousand at September 30, 2020. Inventory balances will fluctuate at the end of any accounting period depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets increased from $330 thousand at September 30, 2019 to $497 thousand at September 30, 2020. Current liabilities increase from $687 thousand at December 31, 2019 to $1.1 million at September 30, 2020 primarily due to the PPP loan, accrued income taxes and increases in lease liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $66 thousand and $189 thousand for the nine months ended September 30, 2020 and 2019, respectively, primarily related to costs in securing patents on new products and processes developed thereunder and, in the 2019 period, capital expenditures for the continued investment in our R&D center in Singapore.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 related to proceeds from the PPP loan. There were no financing activities during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2020 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on September 29, 2020. There have been no material changes to such risk factors during the three months ended September 30, 2020.

Item 6.	Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016

3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016

3.3	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Interlink Electronics, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2020	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Steven N. Bronson
Steven N. Bronson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

