Form 10-K
period 2020-12-31
INTERLINK ELECTRONICS INC
filed 2021-03-17
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

Commission file number 000-21858

INTERLINK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0056625 (I.R.S. Employer Identification No.)
1 Jenner, Suite 200 Irvine, CA (Address of principal executive offices)	92618 (Zip Code)

(805) 484-8855
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,675,558, based on the closing price on that date.

As of March 16, 2021, the registrant had 6,600,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERLINK ELECTRONICS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our business strategy;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	our dependence on growth in our customers’ businesses;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•	our ability to introduce new products and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with customers and other third parties;

•	our expectations concerning relationships between our customers and their manufacturers;

•	risks associated with our international business operations;

•	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;

•	the impact of tariffs;

•	risks associated with sourcing and manufacturing;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits hereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1.	BUSINESS

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We plan to establish a Global Product Development and Materials Science Center in our existing Camarillo footprint, which we expect to be operational in early 2021. This facility will have a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team will be based in this center where we will work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and IoT application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

Our Industry

HMI technologies have been available since the early 1970’s but were used almost exclusively in industrial products during the first 20 years of their existence. The introduction of touchpad mouse devices for laptop computers in the early 1990’s represented the first significant transition of HMI technologies into the consumer electronics market. Personal devices utilizing touch sensitive technology became ubiquitous in our daily human-machine interactions with the introduction in 2007 of smart phone technology incorporating capacitive touchscreens. As the smart phone became an integral part of consumers’ daily lives throughout the world, it influenced consumers’ expectations of how we should interact with all types of devices. Whether those devices are personal electronics, industrial and medical equipment, or automobiles, users of this equipment expect sleek, highly-functioning design including touch-sensing technology. Consumers no longer want to push buttons or flip switches; rather, they expect smooth touch pads and gesture-driven input. Engineers are responding to this demand by incorporating touch sensitive technology into a wide range of products, and any device that can utilize force and position sensing inputs to control or enhance its functionality is a candidate for use of the technology.

The products and solutions that we design, develop and manufacture for HMI and IoT applications are primarily printed electronic products. Printed electronics is an additive manufacturing technology used to create electrical devices on various substrates. For over 30 years we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications. Printed electronic technologies are emerging as potential low-cost replacements to silicon-based electronics in many specific application areas. As reported by industry analyst group IDTechEx, printed force sensors alone already account for approximately 30% of printed sensor market share, and by 2025, the projected market for all printed sensor components is expected to surpass $8 billion. According to the IDTechEx study Printed, Organic and Flexible Electronics 2020-2030: Forecasts, Technologies, Markets, the total market for printed, flexible, and organic electronics will grow from $41.2 billion in 2020 to $74 billion in 2030. The majority of that is OLEDs (organic but not printed) and conductive ink used for a wide range of applications, however, stretchable electronics, logic and memory, thin film sensors have huge growth potential. As a member of OE-A, the Organic and Printed Electronics Association, we actively influence and contribute to the global landscape of printed electronics.

Internet-Of-Things enabled intelligent sensing applications are gaining rapid commercial attention. Our sensing technology platforms are capable of providing the critical backbone for data sensing, measurement and analytics used in emerging wireless connectivity implementations in both short-range low-power wireless communications such as Bluetooth and long-range ultra low-power wireless communications such as LoRaWAN®.

Our Strategy

Our primary objective is to be the global leader and provider of multi-sensing based HMI technology solutions for the automotive, consumer electronics, medical and industrial automation markets. We also intend to utilize our role as a disruptive technology provider to bring our HMI solutions to new markets. To achieve our strategy, we intend to:

•	Expand our presence in the markets we occupy. We will continue to exploit new opportunities in the markets we occupy by leveraging our demonstrable success in the solutions we are providing today.

•	Expand into new and emerging markets. We are bringing our highly-successful product lines and technologies to markets previously unaware of the opportunities provided by force-sensing and related technology solutions.

•	Expand our presence with our current customers.We work with some of the world’s largest companies and most recognizable brands and are providing second and third generation turn-key solutions to meet their technology needs. We will continue to develop these existing relationships by working closely with our customers to understand how we can support their product and technology strategies and continue to be a trusted advisor.

•	Pursue a multi-technology roadmap.We utilize multiple technologies in our HMI solutions, and we will continue to invest in research and development (“R&D”) and expand our offerings to include resistive, piezo, capacitive and other emerging touch and sensing technologies to create smart surfaces.

•	Pursue inorganic growth opportunities. In connection with our growth strategy, we will continue to evaluate potential acquisitions that provide us with relevant new technologies to add to our “technology toolbox.”

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support. Interlink benefits from its own world-class manufacturing facility in Shenzhen, China, allowing us to react quickly to customer needs, while ensuring the highest quality standards. We also maintain a technical sales force that can address new and existing customer opportunities worldwide. Our teams engage early in the development phase with our customers and we provide critical design inputs to ensure the solutions developed address the customer’s needs and meet their design goals and intent.

Our Technology Platforms and Products

Interlink was founded on the invention and commercialization of FSR® technology, the industry’s first force sensing solution using printed electronics manufacturing. As we transition from an FSR® sensor supplier to an HMI solutions provider, we pursue and embrace leading edge force sensing and related technology platforms. Our Vice President of Technology and embedded software engineering team located in Singapore, along with our expanding materials science and engineering team in Camarillo, California, are focused on strategic technology roadmaps, development of scalable technology platform architectures and pursuit of synergistic technology partnerships. In an ever changing and competitive landscape, we are committed to staying ahead of the technology curve.

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

Our patented FSR® sensor technology consists of a bottom layer of conductor electrodes, a proprietary resistive material top layer and a separator between the two layers. An additional top layer that contains graphics and protects the sensor can also be added. FSR® sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where the design space is restricted, as in portable or wearable electronics. Our force sensing technology enables the sensor to be used for continuously variable control functions. For example, in a pointing device, increased pressure can be used to produce faster cursor movement. Unlike capacitive devices, an FSR® sensor’s performance is not impeded by the presence of moisture, dirt or dust, making the sensor suitable for use outdoors and in moist and other “hostile” environments. Our FSR® sensors have no moving parts, can be packaged in a sealed environment, and are lower power and are less susceptible to false readings or unintended touches than capacitive sensors. We have developed sophisticated firmware that allows our FSR technology to become a complete solution delivering effective HMI functionality to our customers.

Custom Solutions

Interlink offers a comprehensive portfolio of standard solutions, from simple force sensors to multi-finger capable rugged trackpads. The largest part of our business, however, is the development and manufacture of custom solutions for our major customers. We offer full integration capability spanning initial concept to large volume manufacturing. Custom solutions can be a single or multi-technology platform to meet customer requirements and include both input and output technologies. We also offer full embedded firmware development and integration support.

Standard Solutions

Our portfolio of standard solutions includes:

•	Our standard single zone FSR® sensors are the most versatile force sensing technology on the market today. These innovative sensors provide an inverse change in resistance in response to an increase or decrease in applied force. These provide engineers and designers with a durable, reliable, easy to measure, easy to integrate, thin-form factor and low-cost solution for HMI touch solutions and analog data capture for machines. FSR® sensors are available in a range of sizes, shapes and lengths and with several connection options. We also now offer them in different force sensing ranges, with the introduction of our FSR X® and FSR UX® range of standard sensors. These new sensors were developed in our material science development lab.

•	Force sensing linear potentiometers (“FSLP”) are sensors which can be used for menu navigation and control. Our use of force allows for high rate scrolling and a more intuitive user experience. The FSLP is an easy to integrate, high resolution, ultra-low power-based solution that brings intuitive user controls to reduced form factor hand-held consumer electronic devices. These sensors are available in multiple lengths. We also offer a ring sensor for full 360-degree position sensing. These sensors are designed to be integrated into a device’s host processor without the need for a dedicated microprocessor.

•	Our integrated mouse modules and pointing solutions can add touchpad or 360-degree pointing control to virtually any electronic device. Ranging from simple mouse button integration to NEMA rated (National Electrical Manufacturer Association) industrial pointing devices, these solutions are ideal for applications away from the desktop. The modules use FSR® technology and measurement firmware in a four-zone sensor or 4-wire resistive touchpad configuration along with a micro-controller to provide pressure sensitive cursor direction and speed control in a durable and easy to integrate form factor.

Intellectual Property

We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing and other contractual agreements with third parties to protect our intellectual property. We maintain and support an active program to protect our intellectual property primarily through the filing of patent applications and the defense of issued patents against infringement. We are not currently engaged in any patent infringement suits. We implement a ring-fencing strategy of patenting core technology platforms related to sensors, sensing systems and human interface devices. This strategy is designed to provide a strong barrier against competition in our core sensor technologies while ensuring competitive advantages in applications of sensing systems and human machine interface devices in the event a competitor successfully circumvents the core sensor patents.

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

Our FSR® sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are currently conducted in-house at our U.S. and China manufacturing facilities to maintain quality and protect our force sensing technology from infringement. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR® sensors, require considerable expertise and know how. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2020, we held twenty-one patents, and had eighteen patents-pending. We group our patents into three general categories: sensors, which includes six patents expiring between 2022 and 2032; sensing systems, which includes four patents expiring between 2029 and 2034; and human interface devices, which includes eleven patents expiring between 2024 and 2036. Our intellectual property strategy involves filing patent applications in our strategic focus markets on a regular basis. We have also strengthened our patent portfolio to align with rapidly emerging market opportunities in IoT. Our sensor fusion platform portfolio, for example, enables strategic pre-positioning in capturing autonomous intelligent sensing applications enabled by emerging ultra low-power wireless technologies including LoRaWAN®.

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

We offer a disruptive technology that is replacing outdated and undesirable approaches including switch technology. We often must convince companies to abandon older, proven but less elegant technologies and adopt our solutions. This change is supported by significant end-user demand for touch-sensitive solutions. We also compete against the highly commoditized capacitive sensing technology. However, our solutions are focused on providing functionality in situations where capacitive is not the appropriate solution, is unreliable or entirely unavailable.

The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure. Our strategy of developing and offering more sophisticated smart surface solutions for HMI applications will maintain our leading edge over our competitors.

Sales and Marketing

We sell our HMI solutions and force sensing devices through our direct sales employees as well as outside sales representatives and distributors. We work directly with large multi-national companies, small start-up companies, technology design houses and original equipment manufacturers (“OEMs”). Our sales personnel have extensive engineering backgrounds and receive substantial support from our internal engineering resources. Sales frequently result from interactions between senior management, design engineers, procurement departments, and our sales personnel. We interact with our customers throughout the product development and order process. We maintain sales offices in the United States and Japan. We primarily utilize Digi-Key Electronics, based in Thief River Falls, Minnesota, as a global, full-service distributor of our standard products. In addition to Digi-Key Electronics, we have several representative companies located in key markets so we can provide local support to strategic customers in these regions.

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years and requires continued participation from our sales, engineering and management teams. Our sales cycle for our custom solutions generally includes the following two phases:

Design Opportunity to Design Win

•	Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s need.

•	A customer might select one of our standard solutions or a custom design might be required to fulfill the customer’s product needs. Custom solutions might require engineering design fees and tooling costs.

•	Product samples are provided to the customer and our team works with the customer to ensure product performance and address customer needs and specifications.

•	A firm commitment from a customer’s engineering and/or purchasing organization or pre-production orders indicate a design win. In most cases, we are a sole-source supplier to our customer and cannot be easily and/or quickly replaced once the product goes into production.

Mass Production

•	Once the customer has chosen our solution, they may move their product into the production phase. It may take several months or more to go from design win to production. Product lifespan varies dramatically depending on the marketplace and product. Consumer electronics may have a lifespan of six months to five years; industrial and automotive applications may continue for three to ten years, and medical product lifespans may continue past 20 years.

Our Customers

Our customers include many of the world’s leading electronics companies. They encompass large multi-national organizations as well as start-ups, design houses, original design manufacturers, OEMs and universities. We supply some of the world’s largest consumer electronics manufacturers, luxury and mid-market car companies, familiar names in the medical and industrial equipment markets, research engineers and designers entering the IoT market, and companies of all different sizes in other markets.

Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead, to issue purchase orders that they can cancel, reduce, or delay at any time. In order to meet the expectations of our customers, we must provide innovative HMI solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, manage inventory, maintain satisfactory delivery schedules, and meet performance goals.

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, a trend we expect to continue. On a bill-to basis, international sales constituted 59.0% and 49.0% of our net revenues for the years ended December 31, 2020 and 2019, respectively, with sales in 2020 to customers in China, Japan, and Taiwan accounting for 24.9%, 12.8%, and 10.2% of net revenues, respectively.

Future sales of our products will be based on, among other elements, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

For the year ended December 31, 2020, we had three customers that represented 17.4%, 15.8% and 11.6% of net revenues, respectively, and have been customers of ours for 7 years, 31 years and 8 years, respectively. For the year ended December 31, 2019, we had three customers that represented 36.8%, 10.4% and 10.2% of net revenues, respectively, and have been customers of ours for 30 years, 10 years and 7 years, respectively.

Manufacturing Operations and Principal Suppliers

We have our own modern manufacturing facility of approximately 14,476 square feet in Shenzhen, China that is ISO 9001, ISO 14001 and ISO 13485 certified, and where all products are RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) compliant.

We purchase our materials from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components that meet technical specifications. We actively monitor these suppliers, but we are subject to substantial risks associated with the performance of our suppliers. We source certain of our components from a single supplier, including multinational conglomerates Henkel, DuPont, Solvay, SABIC and 3M, which increases the risk of shortages and shipment delays and decreases our ability to negotiate with that supplier. Many of our products are subject to qualification testing and approval by our customers, which includes approval of the materials used in a customer’s product. These single-source materials, however, are available from other suppliers, and while their procurement from other sources likely would necessitate additional approvals from our customers and might result in short-term disruption to our business, we do have the option to purchase single-sourced materials from alternative suppliers should the need arise.

Engineering, Research and Development

Rapid advancements in process technologies and increasing levels of functional integration characterize the market for our products. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, and to develop or acquire new technologies.

In anticipation of the launch of our new Global Product Development and Materials Science Center in Camarillo, California, we are reallocating current resources and future R&D investments away from our R&D facilities in Singapore. Our Vice President of Technology will remain in Singapore, with a core embedded software engineering team; while in California we will focus on new product development including, among other areas, materials science and printed electronics.

We also operate an engineering center in our facility in Shenzhen, China, which is focused on sustaining engineering, customer support, quality control and new product introduction (NPI).

The global R&D team will pursue scientific research, technology platform development and advanced product development in areas of materials science, printed electronics devices and manufacturing processes, and multi-disciplinary system engineering. The global R&D centers will support strategic partnerships with key players in electronics manufacturing services, digital manufacturing including 3D printing, and product development. This team will also explore opportunities to work on government funded research projects that are aligned with our technology competencies.

Our Employees

As of December 31, 2020, we had 86 full-time employees worldwide. Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Specific to our Company

We have derived, and expect to continue to derive, a significant amount of revenue from a small number of customers.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. In 2020, our top three customers accounted for 17.4%, 15.8% and 11.6% of our net revenues, respectively. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

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

Additionally, our sourcing operations may also be hurt by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) in countries in which our products are manufactured. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from our products. Furthermore, changes in U.S. trade policies, including new restrictions, tariffs or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international suppliers and materially adversely affect our business. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) and other unforeseen or catastrophic events, could damage our manufacturing facilities or our vendors’ fulfillment centers or render them inoperable, making it difficult or impossible for us or our vendors to process customer orders for an extended period of time. Such events may also result in delays in our or our vendors’ receipt of inventory and the delivery of merchandise between our customers, our stores and/or our partners and our distribution center and our vendors’ fulfillment centers. We or our vendors could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us or our vendors to reopen or replace our distribution center or any of their fulfillment centers.

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

Steven N. Bronson, our Chairman of the Board, President, Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronson, a director, of Qualstar Corporation (OTCMKTS: QBAK) and BKF Capital Group, Inc. (OTCMKTS: BKFG). Mr. Bronson serves as President and Chief Executive Officer and as a director of Qualstar Corporation and as Chairman of the Board and Chief Executive Officer for BKF Capital Group, Inc., and Mr. Hoffman serves as Chief Financial Officer of each of Qualstar Corporation and BKF Capital Group, Inc.

As a result, each of Messrs. Bronson and Hoffman divides his time among these companies and does not devote his full business time and attention to Interlink’s business. Each of Messrs. Bronson and Hoffman currently works an equivalent full-time schedule for Interlink; however, there can be no assurance that the amount of time these officers devote to our company will not diminish from time to time for limited or extended periods as their other business obligations require a greater portion of their attention. Neither Mr. Bronson nor Mr. Hoffman is required to spend a minimum amount of time on Interlink business. Our continued success depends in part upon the availability and performance of these officers, particularly Mr. Bronson, who possesses unique and extensive industry knowledge and experience as well as a deep understanding of our business and strategy. A reduction in their services to Interlink from current levels due to obligations to Qualstar Corporation, BKF Capital Group, Inc. or other organizations with which these officers are affiliated could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

Risks Related to Our Industry

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

Our markets are competitive, and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets and our customers themselves, who could choose to manufacture products that they currently buy from us. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

We face risks associated with security breaches or cyber-attacks.

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following:

•	expenses to rectify the consequences of the security breach or cyber-attack;

•	liability for stolen assets or information;

•	costs of repairing damage to our systems;

•	lost revenue and income resulting from any system downtime caused by such breach or attack;

•	loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack;

•	increased costs of cyber security protection;

•	costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•	damage to our reputation.

In addition, any compromise of security from a security breach or cyber-attack could deter customers or business partners from entering into transactions that involve providing confidential information to us. As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

Risks Relating to Ownership of Our Stock

There is a limited or no public market for our securities.

There has been a limited public market for our common stock and no public market for our stock options. Our common stock is currently quoted on the OTC Pink marketplace of the OTC Markets Group. The daily trading volume of our common stock has been limited.

We cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market or how liquid that market might become. The lack of an active market may reduce the value of shares of our common stock and impair the ability of our stockholders to sell their shares at the time or price at which they wish to sell them. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire or invest in other companies, products, or technologies by using our common stock as consideration.

We may be unable to list our securities on a national exchange, such as NASDAQ.

There has been a limited public market for our common stock.We may never meet or maintain certain qualifying requirements for the trading of our common stock on a national exchange. If we are unable to meet these requirements, we may be limited to trading conducted on a marketplace of the OTC Markets Group.

Current levels of market volatility are unprecedented.

Public markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The price of our common stock may be volatile, and the value of a stockholder’s investment could decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	failure of our results of operations to meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	lockup releases, sales of large blocks of our common stock;

•	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited herein.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owns approximately 82.5% of the outstanding shares of our common stock as of December 31, 2020. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from yours and he may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We also are subject to provisions of Nevada law found in Nevada Revised Statutes, Sections 78.411 to 78.444, inclusive, that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns 10 percent (10%) or more of our stock, cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors and stockholders.

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

General Risks

The ongoing, global coronavirus pandemic has significantly and adversely affected, and may continue to adversely affect, our business, financial position, results of operations, and cash flows.

The outbreak of the novel coronavirus (which causes the disease now known as COVID-19) was first identified in December 2019 in Wuhan, China, and has since spread rapidly across the world, including in all or most of the countries in which we, our clients, and our suppliers operate. The COVID-19 pandemic has caused, and is expected to continue to cause, a global slowdown in economic activity, a decrease in demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the pandemic and its economic consequences are uncertain, vary by region, are rapidly changing and difficult to predict, its full impact on our operations and financial performance, as well as its impact on our near-term ability to successfully execute our strategic objectives, remains similarly uncertain and difficult to predict. Further, the pandemic’s ultimate impact depends in part on many factors not within our control and which may vary by region (heightening the uncertainty as to the ultimate impact COVID-19 may have on our operations and financial performance), including, without limitation: restrictive governmental and business actions that have been and continue to be taken in response (including travel restrictions, work from home requirements, and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets and financial market volatility; levels of economic contraction or growth; the impact of the pandemic on health and safety; the pace of recovery if and when the pandemic subsides; and how significantly the number of cases increases as economies begin to open and restrictive governmental and business actions are relaxed.

Further, the COVID-19 pandemic has recently subjected our operations and financial performance to several risks, including those discussed below:

•	Operations-related risks: Our business is facing increased operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, and restrictions on the movement of people, both at our own offices and at those of our clients and suppliers. We have also experienced lower demand and volume for products and services, client requests for engagement deferrals or other contract modifications, and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our business. While these factors have begun to decline and projected demand for our products has stabilized, there can be no assurance that we will not again experience significant declines in product sales due to COVID-19.

•	Client-related risks: Our clients have been and will continue to be disrupted by quarantines and restrictions on employees’ ability to work and office closures. Such disruptions have and may continue to restrict our ability to provide products and services to our clients and have also and may continue to reduce demand for our products and services. In addition, COVID-19 has adversely affected the global economy and the economies and financial markets of many countries, which may result in further economic downturn that could affect demand for our products and services and impact our operations.

•	Employee-related risks: We have experienced and expect to continue to experience disruptions to our operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to deliver our products and services in a timely manner or meet milestones or customer commitments.

The full extent of the effect of the pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 continues to spread or re-emerges, particularly in the United States, Singapore and China where our operations are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

•	Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;

•	The failure of third parties on which we rely, including our suppliers, customers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default;

•	Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;

•	Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted;

•	Any accident, COVID-19 illness, or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, results of operations and financial condition;

•	Changes in prices of products and services may be impacted by worldwide demand and by the ongoing COVID-19 pandemic, and such price increases could materially increase our operating costs and adversely affect our profit margin;

•	Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;

•	Sudden and/or severe declines in the market price of our common stock; and

•	Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic likely will not be recoverable.

The COVID-19 pandemic may also affect our operations and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

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

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue for the foreseeable future. The majority of our manufacturing is currently performed in China. Our international operations involve a number of risks, including with respect to:

•	import-export license agreements, tariffs, taxes and other trade barriers;

•	staffing and managing foreign operations;

•	securing credit and funding;

•	maintaining an effective system of internal controls at our foreign facilities;

•	collecting foreign receivables;

•	transfer pricing and other tax uncertainties;

•	currency exchange fluctuations;

•	reduced protection of intellectual property rights;

•	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;

•	political and economic instability, and terrorism; and

•	transportation risks.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in our annual report on Form 10-K for our fiscal year ending December 31, 2021, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

As a non-accelerated filer, we are required to evaluate and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting; however, our independent registered public accounting firm may communicate to us if they are not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our principal office, totaling approximately 4,351 square feet, in Irvine, California, under a sub-lease that expires in May 2023. We also maintain engineering, assembly and prototyping capabilities in Camarillo, California, where we plan to establish a Global Product Development and Materials Science Center that we expect to be operational in early 2021. We maintain additional leased spaces in several locations, including production facilities in Shenzhen, China, an R&D center in Singapore, and regional offices in Hong Kong, Tokyo, and various other locations in the United States. In total, we lease approximately 28,631 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the OTC Pink marketplace of the OTC Markets Group under the symbol “LINK.” Over-the-counter market quotations reported by the OTC Markets Group reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

Holders of Record

As of December 31, 2020, we had 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge HMI solutions that are seamless to deploy and perform flawlessly. We spent the last three years building a research and development (R&D) organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces. We are now shifting a majority of R&D and product development efforts to Camarillo, California, where we are establishing a Global Product Development and Materials Science Center. We believe an increased presence in the U.S. will allow us to grow our business and be more closely aligned with current and future large-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the tables are based on net revenues.

	Year ended December 31,
	2020		2019
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$6,888	100.0%	$7,305	100.0%
Cost of revenue	2,986	43.4	3,995	54.7
Gross profit	3,902	56.6	3,310	45.3
Operating expenses:
Engineering, research and development	918	13.3	916	12.5
Selling, general and administrative	2,874	41.7	2,608	35.7
Total operating expenses	3,792	55.1	3,524	48.2
Income (loss) from operations	110	1.6	(214)	(2.9)
Other income (expense):
Other income (expense), net	(92)	(1.3)	39	0.5
Income (loss) before income tax expense	18	0.3	(175)	(2.4)
Income tax expense (benefit)	(95)	(1.4)	282	3.9
Net income (loss)	$113	1.6%	$(457)	(6.3)%

Impact of COVID-19 on Results of Operations

The COVID-19 pandemic has adversely affected our operating results for the year ended December 31, 2020, with the impact of the pandemic being more significant in the second half of 2020. COVID-19 has resulted in many of our customers delaying orders or cancelling them altogether due to disruptions in their supply chain and reduced demand for their products.

Revenues were lower in 2020 because of a significant reduction of shipments to our largest medical customer, which could not install the devices that use our products in hospitals due to COVID-19 restrictions. This medical customer accounted for 15.5% of revenue in 2020 and 36.8% of revenue in 2019, and thus its reduction in purchases resulted in a significant decline in revenue for 2020 when compared to the prior year. We experienced a similar decline in sales to other customers due to disruptions in their businesses.

To mitigate the effects of COVID-19 on our business, we have been working with key customers to reach agreement on the timing for shipment of products on orders previously delayed or cancelled. This has allowed us to accelerate into 2020 the shipment of certain orders previously delayed for shipment in 2021. These efforts have helped us to reduce the amount of lost revenue for 2020 from the pandemic. While the impact of COVID-19 is by no means over, orders for our products have begun to stabilize and we do not anticipate further significant declines in product sales to continue.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue, net by the markets we serve is as follows:

	Year ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$1,681	24.4%	$1,978	27.1%	$(297)	(15.0)%
Medical	1,082	15.7	2,688	36.8	(1,606)	(59.7)
Consumer	1,196	17.4	404	5.5	792	196.0
Standard	2,929	42.5	2,235	30.6	694	31.1
Revenue, net	$6,888	100.0%	$7,305	100.0%	$(417)	(5.7)%

We sell our custom products into the industrial, medical and consumer markets. We previously sold custom products in the automotive market and continue to pursue opportunities in that sector. We sell our standard products through various distribution networks. The ultimate customer for standard products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life-cycles. Industrial and medical products generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

Revenues were down in 2020 compared to 2019 in the industrial and medical markets, and were up in the consumer market and for our standard products. The decrease in revenue from our industrial market customers is due to decreased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The decrease in revenue from our medical market customers is primarily due to significant reduction of shipments to our largest medical customer, which could not install the devices that use our products in hospitals due to COVID-19 restrictions. The increase in revenue from our consumer market customers is due to an increase in purchase levels on corresponding products and programs. The increase in revenue on our standard products is due to cyclical purchasing pattern of some of our larger customers who took delivery of bulk quantities during 2020. In the normal cycle, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Year ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,902	56.6%	$3,310	45.3%	$592	17.9%

Our gross profit and gross margin are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. Although variable costs decreased consistent with the decrease in revenues, gross profit and gross margin improved primarily due to changes in product and customer mix, offset by the impact of tariffs imposed on our China manufactured items.

	Year ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$918	13.3%	$916	12.5%	$2	0.2%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs were flat when compared with the prior year. While we reduced costs and headcount at our Singapore R&D center in 2020 as part of the transfer of the lab to Camarillo, California, our engineering and R&D costs were flat on a year-over-year basis because of a 2019 research incentive grant from the Singapore government that reduced expenses for 2019.

	Year ended December 31,
	2020		2019
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,874	41.7%	$2,608	35.7%	$266	10.2%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses increased as compared with the prior year driven by an increase in sales, marketing, finance and administrative personnel, and an increase in costs associated with being a public reporting company following registration in mid 2020 of our common stock.

	Year ended December 31,
	2020		2019
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$(95)	(527.8)%	$282	(161.1)%	$(377)	n/a

Tax expense reflects statutory tax rates in the jurisdictions in which we operate adjusted for normal book/tax differences. For 2020, the Company recorded an income tax benefit for net losses in the U.S. that can be carried back for a refund of prior year taxes that were paid at higher U.S. tax rates and carried forward to offset future taxable income. For 2019, the tax expense was largely comprised of tax incurred on a dividend from our China subsidiary.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain similar to the newly stated U.S. statutory rate of 21% primarily due to a significant portion of our earnings originating in the higher rate China jurisdiction (25%), offset by lower rate jurisdictions in Singapore (17%) and Hong Kong (16.5%). State income taxes also have an impact in the U.S.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of December 31, 2020, we had cash and cash equivalents of $6.125 million, working capital of $7.454 million and no indebtedness except for a loan of $0.186 million we received from Silicon Valley Bank pursuant to the Paycheck Protection Program. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2020. Of the $6.125 million of cash balances on hand, $1.754 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

The Company received a loan from Silicon Valley Bank in the aggregate principal amount of $0.186 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted in March 2020. The loan is evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which matures on April 20, 2022, and bears interest at a rate of 1.00% per annum, payable monthly following an initial deferral period as specified under the PPP. We may prepay the note at any time prior to maturity with no prepayment penalties. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The full amount of the loan principal and interest was forgiven in February 2021.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$39	$2
Net cash (used in) investing activities	(90)	(233)
Net cash provided by (used in) financing activities	186	(6)

Net Cash Provided by Operating Activities

For the year ended December 31, 2020, the $39 thousand in net cash provided by operating activities was attributable to net income of $113 thousand, adjusted for non-cash charges of $532 thousand, and cash used in changes in operating assets and liabilities of $606 thousand.

For the year ended December 31, 2019, the $2 thousand in net cash provided by operating activities was primarily attributable to non-cash charges and cash used in changes in operating assets and liabilities that offset the net loss. Net loss of $457 thousand, plus adjustments for non-cash charges of $518 thousand, including the non-cash charges related to lease accounting, resulted in a net increase in cash of $61 thousand. Net changes in operating assets and liabilities of $59 thousand that decreased cash was primarily due to the timing of shipments and payments during the period.

Accounts receivable increased from $730 thousand at December 31, 2019 to $1,113 thousand at December 31, 2020 due to higher shipments during the fourth quarter of 2020 compared to the fourth quarter of 2019. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories decreased from $927 thousand at December 31, 2019 to $866 thousand at December 31, 2020. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets increased from $330 thousand at December 31, 2019 to $392 thousand at December 31, 2020. Accounts payable and accrued liabilities increased from $520 thousand at December 31, 2019 to $578 thousand at December 31, 2020 primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash Used in Investing Activities

Net cash used in investing activities of $90 thousand for the year ended December 31, 2020 consisted primarily of legal costs related to securing patents on new products and processes developed thereunder. Net cash used in investing activities of $233 thousand for the year ended December 31, 2019 consisted of $141 thousand for capital expenditures for the expansion of our R&D center in Singapore and $92 thousand related to securing patents.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $186 thousand for the year ended December 31, 2020 related to our PPP loan. Net cash used in financing activities of $6 thousand for the year ended December 31, 2019 related to repurchase of shares of our common stock.

Transactions with Related Parties

For a discussion of transactions with related parties, see Note 9, Related Party Transactions, of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Generally, we recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

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

Stock-Based Compensation

We account for stock-based compensation under ASC Topic 718, Compensation-Stock Compensation, which requires us to record related compensation costs in the statement of operations. Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on weighted historical implied volatility. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. In addition, the Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. Earnings of our foreign subsidiaries are generally included in our U.S. federal income tax return as they are earned.

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

Recently Issued and Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note 1, The Company and its Significant Accounting Policies, of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLINK ELECTRONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interlink Electronics, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. & Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of deferred tax assets

As described in Notes 1 and 5 to the consolidated financial statements, the Company recognizes deferred income taxes for the effects of temporary differences between the tax basis of an asset or liability and their reported amounts in the accompanying consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

As of December 31, 2020 the Company concluded it is more likely than not the Company will generate sufficient taxable income primarily within the applicable net operating loss periods to fully realize $527 thousand of its net deferred tax assets. We identified the realizability of deferred tax assets as a critical audit matter due to the Company’s tax structure and the significant judgments and estimates made by management to determine that sufficient taxable income will be generated to realize a portion of deferred tax assets prior to expiration. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s estimates of taxable income in relation to the duration of statutory carryforward periods for the use of these deferred tax assets.

The primary procedures we performed to address this critical audit matter included:

•	Recalculating the mathematical accuracy of management’s accounting for the previously described taxes, which included supporting calculations, schedules, and reconciliations.
•	Reading and evaluating management’s documentation of the accounting for income taxes, including relevant significant accounting policies, and information obtained by management from third party tax specialists which details management’s basis for the accounting and impact to the consolidated financial statements.
•	Utilized with internal tax specialists in evaluating management’s calculation of its provision for income taxes and that the significant judgments used were applied consistently with the tax code.

/s/RBSM LLP

We have served as the Company’s auditor since 2017.

Larkspur, CA

March 16, 2021

INTERLINK ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,120	$5,812
Restricted cash	5	32
Accounts receivable, net	1,113	730
Inventories	866	927
Prepaid expenses and other current assets	392	330
Total current assets	8,496	7,831
Property, plant and equipment, net	407	633
Intangible assets, net	195	171
Right-of-use assets	334	203
Deferred tax assets	527	435
Other assets	63	59
Total assets	$10,022	$9,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$235	$218
Accrued liabilities	343	302
Lease liabilities, current	219	154
PPP loan payable	186	—
Accrued income taxes	59	—
Deferred revenue	—	13
Total current liabilities	1,042	687

Long-term liabilities
Lease liabilities, long term	140	66
Deferred tax liabilities	—	8
Total long-term liabilities	140	74
Total liabilities	1,182	761

Commitments and contingencies (Notes 10 and 11)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,601 and 6,563 shares issued and outstanding at December 31, 2020 and 2019, respectively	7	7
Additional paid-in-capital	57,966	57,940
Accumulated other comprehensive income (loss)	37	(93)
Accumulated deficit	(49,170)	(49,283)
Total stockholders’ equity	8,840	8,571
Total liabilities and stockholders’ equity	$10,022	$9,332

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019
	(in thousands, except per share data)
Revenue, net	$6,888	$7,305
Cost of revenue	2,986	3,995
Gross profit	3,902	3,310
Operating expenses:
Engineering, research and development	918	916
Selling, general and administrative	2,874	2,608
Total operating expenses	3,792	3,524
Income (loss) from operations	110	(214)
Other income (expense):
Other income (expense), net	(92)	39
Income (loss) before income taxes	18	(175)
Income tax expense (benefit)	(95)	282
Net income (loss)	$113	$(457)

Earnings (loss) per share, basic	$0.02	$(0.07)
Earnings (loss) per share, diluted	$0.02	$(0.07)

Weighted average common shares outstanding – basic	6,586	6,543
Weighted average common shares outstanding – diluted	6,599	6,581

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2020	2019
	(in thousands)
Net income (loss)	$113	$(457)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	130	(26)
Comprehensive income (loss)	$243	$(483)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
	(in thousands)
Balance at January 1, 2019	6,483	$7	$57,871	$(67)	$(48,826)	$8,985
Net income (loss)	—	—	—	—	(457)	(457)
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Stock repurchase	(3)	—	(6)	—	—	(6)
Stock-based compensation expense	83	—	75	—	—	75
Balance at December 31, 2019	6,563	7	57,940	(93)	(49,283)	8,571
Net income (loss)	—	—	—	—	113	113
Foreign currency translation adjustment	—	—	—	130	—	130
Stock-based compensation expense	38	—	26	—	—	26
Balance at December 31, 2020	6,601	$7	$57,966	$37	$(49,170)	$8,840

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$113	$(457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	293	251
Stock-based compensation expense	26	75
Amortization of right-of-use assets	213	192
Changes in operating assets and liabilities:
Accounts receivable	(383)	50
Inventories	99	144
Prepaid expenses and other assets	(62)	(27)
Accounts payable	(31)	(86)
Accrued liabilities	32	5
Accrued income taxes	47	(26)
Deferred taxes	(91)	43
Lease liabilities	(204)	(175)
Deferred revenue	(13)	13
Net cash provided by operating activities	39	2
Cash flows from investing activities:
Property, plant and equipment	(7)	(141)
Intangible assets	(83)	(92)
Net cash used in investing activities	(90)	(233)
Cash flows from financing activities:
Proceeds from PPP loan	186	—
Share repurchase	—	(6)
Net cash provided by financing activities	186	(6)

Effect of exchange rate changes on cash	146	(26)
Net increase (decrease) in cash, cash equivalents, and restricted cash	281	(263)
Cash, cash equivalents and restricted cash, beginning of period	5,844	6,107
Cash, cash equivalents and restricted cash, end of period	$6,125	$5,844

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$6,120	$5,812
Restricted cash, end of period	5	32
Cash, cash equivalents and restricted cash, end of period	$6,125	$5,844

Supplemental disclosure of cash flow information:
Income taxes paid	$137	$247
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$334	$395

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California, our distribution and logistics center in Camarillo, California, our engineering, research and development center in Singapore, our printed-electronics manufacturing facility in Shenzhen, China and our distribution and logistics center in Hong Kong. We also maintain engineering, assembly and prototyping capabilities in Camarillo, California along with technical and sales offices in Japan and at multiple locations in the United States. Our principal executive office is located at 1 Jenner, Suite 200, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our reporting currency is the United States dollar.

Our consolidated financial statements include the accounts of Interlink Electronics, Inc. and our subsidiaries in China, Hong Kong and Singapore. All intercompany accounts and transactions were eliminated in consolidation.

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar. However, our Hong Kong and Singapore subsidiaries also transact business in their local currency. Therefore, assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods. Foreign currency transaction and translation gains and losses are included in results of operations within other income (expense), net, for which losses of $104 thousand and $14 thousand were recorded in the years ended December 31, 2020 and 2019, respectively.

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

 INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps; (i) identify the contracts(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contrct and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred until the earnings process is complete.

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are presented in revenue. Costs incurred for shipping and handling are included in cost of revenue.

Engineering, Research and Development Costs

Engineering, research and development (“R&D”) costs are expensed when incurred. R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. R&D expenses also include depreciation and amortization, and overhead, including facilities expenses.

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place.

 INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Stock-based Compensation

All stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values. We calculate the compensation cost of full-value awards such as restricted stock-based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. We are required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each option award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Other Income, Net

Other income, net, consists of interest income, foreign currency exchange gains and losses and other non-operating gains and losses.

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

We operate within multiple tax jurisdictions and are subject to audit in these jurisdictions. Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. Earnings of our foreign subsidiaries are included in our U.S. federal income tax return as they are earned.

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

 INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Leases

Effective January 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

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

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts. Investments with original maturity dates less than 90 days are classified as cash equivalents. Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash. All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China and Singapore. Our balances in each country were insured at the maximum limit determined by each country. In the U.S., we had approximately $3.9 million and $5.0 million in excess of the Federal Deposit Insurance Corporation limit of $250 thousand per depositor, per insured bank at December 31, 2020 and 2019, respectively. Approximately $1.2 million and $1.0 million held in banks in China at December 31, 2020 and 2019, respectively, were not insured. Approximately $149 thousand and $232 thousand held in banks in Singapore at December 31, 2020 and 2019, respectively, were not insured. Approximately $386 thousand and $351 thousand held in banks in Hong Kong at December 31, 2020 and 2019, respectively, were not insured.

 INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes; new product introductions; and changes in strategic business direction. Estimates by their very nature include elements that are uncertain. In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stocking units Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

Property, Plant and Equipment, Net

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense are calculated using the straight-line method over the assets’ remaining estimated useful lives, ranging from two to five years for machinery and equipment, including product tooling; and the shorter of the lease terms or estimated useful lives for leasehold improvements. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains and losses from retirements and asset disposals are recorded in selling, general and administrative expenses. Repairs and maintenance on our property, plant and equipment are expensed in the period incurred.

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

 INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. This adoption of this standard did not have a significant impact on our consolidated financial statements or disclosures.

We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

Subsequent Events

The Company has evaluated subsequent events through March 16, 2021, being the date these consolidated financial statements were issued.

In January 2021, the Company formed a wholly owned subsidiary entity, IE Sensors, Inc. This entity has not yet commenced operations. In February 2021, the Company was notified that its loan under the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act was forgiven, for which the economic effect will be recorded in the Company’s consolidated statement of operations for the quarter ending March 31, 2021.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2020	2019

Inventories	(in thousands)
Raw materials	$520	$540
Work-in-process	246	253
Finished goods	100	134
Total inventories	$866	$927

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	December 31,	December 31,
	2020	2019

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,662	$1,626
Leasehold improvements	538	527
	2,200	2,153
Less: accumulated depreciation	(1,793)	(1,520)
Total property, plant and equipment, net	$407	$633

Depreciation expense totaled $233 thousand and $225 thousand in 2020 and 2019, respectively.

	December 31,	December 31,
	2020	2019

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$573
Less: accumulated amortization	(463)	(402)
Total intangibles, net	$195	$171

Amortization expense totaled $60 thousand and $41 thousand in 2020 and 2019, respectively. Future amortization on existing intangibles over the next five years is as follows:

Years ending December 31,	(in thousands)
2021	$65
2022	54
2023	42
2024	27
2025	7
Thereafter	—
$195

	December 31,	December 31,
	2020	2019

Accrued liabilities	(in thousands, except par value)
Accrued warranty	$7	$9
Accrued wages and benefits	180	168
Accrued taxes, other than income taxes	—	3
Accrued vacation	110	83
Accrued other	46	39
Total accrued liabilities	$343	$302

Note 3 – Stock-Based Compensation

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

The Company recorded stock-based compensation expense of $26 thousand and $75 thousand for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost during the years ended December 31, 2020 or 2019. At December 31, 2020, there was no unrecognized stock-based compensation expense related to non-vested stock-based awards restricted stock units. On a quarterly basis, we assess our estimate of forfeitures based on historical forfeiture activity and expected future employee attrition. We recognize the effect of adjustments made to forfeiture rates, if any, in the period we change the forfeiture estimate. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Restricted Stock Units

Our restricted stock unit grants generally vest over five years in installments of 50% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the compensation committee of the board of directors.

Activity for our restricted stock units is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Restricted stock units, January 1, 2019	120	$3.97	0.70	$252
Awarded	—	—
Issued	(78)	3.05
Forfeited	(5)	8.81
Restricted stock units, December 31, 2019	37	$5.23	0.38	$178
Awarded	—	—
Issued	(37)	5.23
Forfeited	—	—
Restricted stock units, December 31, 2020	—	$—	—	$—

The aggregate intrinsic values as of December 31, 2020, 2019 and 2018 in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock prices of $9.00, $4.75 and $2.10 as of December 31, 2020, 2019 and 2018, respectively. 37,500 and 77,500 restricted stock units vested in 2020 and 2019, respectively.

Stock Options

The exercise price of our stock options is the closing price on the date the options are granted. Options generally expire 10 years from the date of grant. The following table summarizes the activity for the remaining options outstanding under the Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Options outstanding, January 1, 2019	3	$7.40	8.84	$—
Granted	—
Exercised	—
Cancelled or expired	—
Options outstanding, December 31, 2019	3	$7.40	7.84	$—
Granted	—
Exercised	—
Cancelled or expired	(3)	7.40
Options outstanding, December 31, 2020	—	$—	—	$—
Options exercisable, December 31, 2020	—	$—	—	$—

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values as of December 31, 2020, 2019 and 2018 in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock prices of $9.00, $4.75 and $2.10 as of December 31, 2020, 2019 and 2018, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Note 4 – Earnings Per Share

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

	Year Ended
	December 31,
	2020	2019

	(in thousands, except per share data)
Net income (loss)	$113	$(457)

Weighted average outstanding shares of common stock	6,586	6,543
Dilutive potential common shares from stock options and restricted stock units	13	38
Common stock and common stock equivalents	6,599	6,581

Earnings (loss) per share, basic	$0.02	$(0.07)
Earnings (loss) per share, diluted	$0.02	$(0.07)

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	3	3

Note 5 – Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Income (loss) before income taxes:
Domestic	$(859)	$(383)
Foreign	877	208
	$18	$(175)

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Income tax provision (benefit) consists of the following for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Income tax provision (benefit):
Current
Federal	$(190)	$69
State	1	2
Foreign	194	155
Total current	5	226
Deferred:
Federal	(7)	2
State	(86)	(2)
Foreign	(7)	56
Total deferred	(100)	56
Total income tax provision (benefit)	$(95)	$282

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2020		2019
	$	%	$	%

	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$4	21.0%	$(37)	(21.0)%
State tax expense net of federal tax benefit	(66)	(366.7)	(1)	(0.6)
Foreign taxes	24	133.3	(4)	(2.3)
Other	(57)	(316.7)	75	42.9
Foreign withholding and dividend tax	—	—	255	145.7
Change in valuation allowance	—	—	(6)	(3.4)
Income tax provision (benefit)	$(95)	(527.8)%	$282	(161.3)%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2020	2019

	(in thousands)
Deferred taxes, net
Net operating loss carryforward	$324	$236
Accruals	22	11
Reserves	11	8
Property, plant and equipment, and intangible assets	28	48
Stock-based compensation expense	132	125
Other	10	7
Total deferred tax assets	527	435
Valuation allowance	—	—
Net deferred tax assets	$527	$435

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Deferred taxes are recorded for the following net operating losses (“NOLs”) that can be used in future tax years:

	December 31,
	2020	2019

	(in millions)
Net operating losses
Federal	$0.9	$0.8
State	2.0	1.0
Foreign	0.0	0.0
	$2.9	$1.8

The federal and state NOLs expire at various dates between 2021 through 2040. Foreign NOLs are related to the jurisdictions of Singapore and Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of December 31, 2020, $33.5 million of the federal NOLs and $14.0 million of the state NOLs are subject to annual limitations due to the February 2010 ownership change, at approximately $71 thousand per year. Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote-off the related deferred tax assets during the year ended December 31, 2015. Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense. At December 31, 2020, the gross NOLs without regard to this permanent write-off is $33.5 million for federal and $15.2 million for state. A roll-forward of the NOLs for which deferred tax assets are now recorded is as follows:

	Year Ended
	December 31,
	2020	2019

	(in millions)
Net operating losses
Balance at January 1,	$1.8	$1.9
NOL generated (utilized)	1.1	(0.1)
NOL expired unused	—	—
Other, including changes in foreign exchange rates	—	—
Balance at December 31,	$2.9	$1.8

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions and determined that no valuation allowance was necessary at December 31, 2020 or 2019.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns after 2016 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Generally, state and foreign income tax returns after 2015 remain open to examination. No income tax returns are currently under examination. As of December 31, 2020 and 2019, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2020 and 2019, there were no penalties or interest recorded in income tax expense.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 6 – Significant Customers, Concentrations of Credit Risk and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Year ended December 31,
	2020	2019
Customer A	17%	<10%
Customer B	16%	37%
Customer C	12%	10%
Customer D	<10%	10%

Net revenues by geographic area are as follows:

	Year ended December 31,
	2020	2019

	(in thousands)
United States	$2,832	$3,726
Asia and Middle East	3,575	2,949
Europe and other	481	630
Revenue, net	$6,888	$7,305

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At December 31, 2020, two customers accounted for 47% and 22% of total accounts receivable. At December 31, 2019, four customers accounted for 29%, 20%, 11% and 11% of total accounts receivable. Our allowance for doubtful accounts was $0 at both December 31, 2020 and 2019.

As of December 31, 2020, our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
United States	$1,194	$648
Asia	332	853
Total long-lived assets	$1,526	$1,501

Note 7 – Retirement Savings Plan

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute between 1% and 60% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits. The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $500. All contributions, including the Company match, are vested immediately. Our matching contributions to the plan were $3 thousand in each of 2020 and 2019.

Note 8 – Paycheck Protection Program Loan

The Company received a loan from Silicon Valley Bank in the aggregate principal amount of $186 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The loan is evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which matures on April 20, 2022, and bears interest at a rate of 1.00% per annum, payable monthly following an initial deferral period as specified under the PPP. We may prepay the note at any time prior to maturity with no prepayment penalties. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The full amount of the loan principal and interest was forgiven in February 2021.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 9 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer and Director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar are as follows:

	Year ended December 31,
	2020		2019
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$24	$12	$3	$2

Billed to Qualstar by Interlink	645	—	269	—
Paid by Qualstar to Interlink	(617)	—	(248)	—

Billed to Interlink by Qualstar	—	123	—	52
Paid by Interlink to Qualstar	—	(101)	—	(42)
Balance at December 31,	$52	$34	$24	$12

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. BKF Capital, together with Mr. Bronson, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. We previously had a facilities agreement with BKF Capital to allow BKF Capital to use of a portion of our Simi Valley, California office facility, which ceased in June 2019 when Interlink ceased using this office facility. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. For the years ended December 31, 2020 and 2019, BKF Capital paid Interlink $2 thousand and $2 thousand, respectively pursuant to these arrangements. For the years ended December 31, 2020 and 2019, Interlink paid BKF Capital $0 and $4 thousand, respectively pursuant to these arrangements.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 10 – Commitments

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (ROU) assets and lease liabilities during each of the years ended December 31, 2020 and 2019 was 6.75%.

Right-of-use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2020 and 2019, we have not recognized any impairment losses for our ROU assets.

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

In June 2020, the Company entered into a sublease agreement to lease 4,351 square feet of space located in Irvine, California for $5,439 per month with 3 percent annual increases. The lease term began July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration.

The Company leases a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2020, the Company renewed this lease for the period June 1, 2020 through May 31, 2022 for approximately $7,300 per month through May 31, 2021 and increasing to approximately $7,800 per month through May 31, 2022.

The Company leases a 4,544 square-foot engineering and admininstrative office in Singapore for approximately $9,700 per month. This lease term ends July 2021.

The Company leases a 3,000 square-foot distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2021.

The Company leases a 500 square-foot sales office in Tokyo, Japan for approximately $900 per month. This lease term ends November 2022.

As of December 31, 2020, the Company had current and long-term lease liabilities of $219 thousand and $140 thousand, respectively, and right-of-use assets of $334 thousand. As of December 31, 2019, the Company had current and long-term lease liabilities of $154 thousand and $66 thousand, respectively, and right of use assets of $203 thousand. Future imputed interest as of December 31, 2020 totaled $22 thousand. The weighted average remaining lease term of the Company’s leases as of December 31, 2020 is 1.45 years.

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2021	$236
2022	117
2023	29
2024	—
2025	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	382
Less: imputed interest	(22)
Present value of lease liabilities	$359

Rent expense for the years ended ended December 31, 2020 and 2019 was $263 thousand and $283 thousand, respectively.

Note 11 – Contingencies

We are not party to any legal proceedings at December 31, 2020. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

INTERLINK ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. In addition, we are not required to include in our Annual Report on Form 10-K an attestation report of our independent registered public accounting firm on management’s assessment regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of three members. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

The following table provides information regarding our directors, executive officers and other key employee as of December 31, 2020:

Name	Age	Company Position
Steven N. Bronson	54	Chairman of the Board, President, and Chief Executive Officer
Ryan J. Hoffman	42	Chief Financial Officer and Secretary
Albert Lu	49	Vice President, Technology
Joy C. Hou	45	Director
David J. Wolenski	59	Director
Maria N. Fregosi	55	Director

Executive Officers and Key Employee

Steven N. Bronson. Mr. Bronson has over 30 years of business and entrepreneurial experience. His successful background in investment banking and principal investing has led to him taking executive positions in several companies. Mr. Bronson became our Chief Executive Officer and Chairman of our board of directors in July 2010. In March 2011, he also took on the role of President, bringing both his operational and financial expertise to the company. Since successfully turning around Interlink’s business to profitability, Mr. Bronson has focused on strategic matters, mission-critical decisions, and identification of potential acquisitions and business partnership opportunities.

Mr. Bronson also serves as Interim or Acting Chief Financial Officer from time to time, when a vacancy in that officer position occurs. Mr. Bronson served as Acting Chief Financial Officer from August 18, 2020 through November 18, 2020, when Ryan J. Hoffman was appointed to that role.

In July 2013, Mr. Bronson assumed the positions of President and Chief Executive Officer and Director of Qualstar Corporation (OTCMKTS: QBAK), a high-quality tape library manufacturer, and its subsidiary N2Power, Inc., a manufacturer of high efficiency power supplies for diverse electronics industries. From 1996 until November 2014, Mr. Bronson served as Chief Executive Officer and Chairman of Bronson & Co., LLC, an investment banking firm. Since October 2008, Mr. Bronson also has served as Chief Executive Officer and Chairman of BKF Capital Group, Inc. (OTCMKTS: BKFG), a publicly traded company operating through its wholly-owned subsidiaries, BKF Investment Group, Inc. and BKF Asset Holdings, Inc. Mr. Bronson also is Chairman of the Board and Chief Executive Officer of Ridgefield Acquisition Corporation (OTCMKTS: RDGA), a publicly traded company with no principal operations or revenue producing activities that is seeking to acquire an operating entity. Mr. Bronson currently holds series 4, 7, 24, 53, 55, 63, 65, 66 and 79 licenses.

Mr. Bronson was selected to serve on our board of directors because of the perspective and experience he brings as our largest stockholder, his extensive experience with technology companies, and his experience serving as a senior executive officer of a public company.

Ryan J. Hoffman. Mr. Hoffman has served as our Chief Financial Officer since November 2020, joining Interlink with more than two decades of auditing and professional experience accrued at two top global accounting firms. He previously spent 16 years at the accounting firm RSM and was a partner at the firm for his last five years. There, he successfully led audits of global companies in industries that include technology, consumer products, and manufacturing. While there, he cultivated a specialization in software and multiple-element revenue recognition accounting and auditing. Prior to that, he worked for the Big Four accounting firm Ernst & Young. Mr. Hoffman graduated with a degree in accounting from Chapman University and is a licensed CPA. He is also the Chief Financial Officer of Qualstar Corporation (OTCMKTS: QBAK), Qualstar Corporation’s wholly owned subsidiary N2Power, Inc. and BKF Capital Group, Inc. (OTCMKTS: BKFG).

Albert Lu. Dr. Lu served as our Chief Technology Officer from February 2014 through December 2020, and has served as our Vice President, Technology since December 2020, and is based in Singapore at our wholly-owned subsidiary, Interlink Electronics Singapore Private Limited. Prior to joining Interlink, for over 15 years Dr. Lu had made significant R&D contributions to the Singapore Institute of Manufacturing Technology, or SIMTech, which develops high-value manufacturing technology and human capital to enhance the competitiveness of Singapore’s manufacturing industry. SIMTech is a research institute of the Agency for Science, Technology and Research (A*STAR). Dr. Lu’s most recent role was Program Manager of the Large Area Processing Program, where he established and spearheaded Singapore’s key R&D facility and pilot line for roll-to-roll manufacturing of functional films and printed electronics. In his other technology leadership roles at SIMTech, Dr. Lu orchestrated R&D collaborations and industry consortia in disruptive and emerging technology platforms that included embedded passives, broadband communications, and electronics packaging with multinational corporations and local enterprises.

Dr. Lu earned both a Ph.D. and B. Eng. in electrical engineering from the University of Manchester, Institute of Science and Technology in the United Kingdom. Dr. Lu also received the Lee Kuan Yew Award for Mathematics and Science in Singapore and the Institution of Electrical Engineers Prize in the United Kingdom.

Non-Employee Directors

Maria N. Fregosi. Ms. Fregosi joined our board of directors in February 2021. Ms. Fregosi is Chief Investment Officer of Home Point Capital Inc. (NASDAQ:HMPT), a leading residential mortgage originator and servicer, where she is responsible for managing and monitoring the company’s investments. Ms. Fregosi is a founding member of Home Point Capital, and previously served as its Chief Financial Officer from 2018 to 2020 as well as its Chief Strategy Officer and Chief Capital Markets Officer from 2015 to 2018. Ms. Fregosi has served as a member of the Board of Home Point Mortgage Acceptance Corp. since 2020. Prior to joining Home Point Capital, Ms. Fregosi served as Chief Capital Markets Officer for Hamilton Group Funding, a retail mortgage loan originator. In addition, Ms. Fregosi served as the Chief Operating Officer and Chief Compliance Officer of Catalyst Financial, a full-service value-based investment banking firm, and simultaneously the Chief Operating Officer for BKF Capital Group, Inc., a publicly traded investment company founded by Steven Bronson, our Chief Executive Officer. Ms. Fregosi also served as Chief Operating Officer and Chief Financial Officer of Client First Settlement Funding, a boutique specialty finance company, and as an Executive Vice President at ABN AMRO Bank. Ms. Fregosi holds a Master of Business Administration in Finance from the University of Rochester’s Simon School and is a Summa Cum Laude graduate with a Bachelor of Arts in Economics from SUNY Buffalo State College.

Ms. Fregosi was selected to serve on our board of directors because of her extensive business experience in working with publicly held companies in the investment banking and financial services industries.

Joy C. Hou. Ms. Hou joined our board of directors in June 2020. Ms. Hou presently is the CEO and Co-Founder of MREN, Inc., an enterprise technology platform serving the commercial real estate industry since 2013. Ms. Hou has over 30 years of business and entrepreneurial experience in finance, technology, and management. Prior to MREN, Ms. Hou was the CEO and Co- Founder of RAISC, Inc., a tech-enabled bank distressed asset platform that centralized data for over $3B of commercial real estate assets and supported the disposition of over $1.5B of assets. In addition, Ms. Hou spent over 10 years on Wall Street where she held various debt and equity investment positions at Donaldson, Lufkin & Jenrette, Lehman Brothers and served as the Head of Hospitality Practice at Barclays Capital. Ms. Hou is currently on the Board of Cornell Asian Alumni Association as the Vice President of University Relations and had previously served on the Board of Country Montessori School. Ms. Hou holds a Bachelor of Science degree from Cornell University’s School of Hotel Administration with Distinction.

Ms. Hou was selected to serve on our board of directors because of her extensive business experience in working with technology companies, as both a Wall Street banker and entrepreneur.

David J. Wolenski. Mr. Wolenski joined our board of directors in June 2020. He currently serves as President and on the Board of Director of Electro-Mechanical Products, Inc., a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the semiconductor, laser, and medical device industries. From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB:OZOA), a publicly-traded company that produced robotic workstations for the electronics industry. As Chief Executive Officer, he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001. From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance. His past board affiliations have included Qualstar Corporation (OTCMKTS: QBAK), where he was a director from 2014 until June 2020; OZO Automation, Inc., where he was a director from 1996 to 1999; and Bio-Medical Automation, Inc., where he was a director from 1999 to 2000. Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).

Mr. Wolenski was selected to serve on our board of directors because of his senior executive management experience at privately-held and publicly-held manufacturing companies and his prior experience as a director of other companies.

Code of Ethics

Interlink has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Exchange Act, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is posted on the “Investors” section of our website at www.interlinkelectronics.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to our Chief Financial Officer at Interlink Electronics, Inc., 1 Jenner, Suite 200, Irvine, CA 92618.

Stockholder Recommendations and Nominations of Candidates for Election to the Board of Directors

Our board of directors has established a nominating and governance committee, which is responsible for, among other things: evaluating and making recommendations regarding the composition, organization and governance of our board of directors and its committees; identifying, recruiting and nominating director candidates to the board if and when necessary; evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees; reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

The nominating and governance committee employs a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, the nominating and governance committee will consider the current size and composition of the board of directors and the needs of the board of directors and the respective committees of the board of directors. Some of the qualifications that the committee considers include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. The nominating and governance committee requires the following minimum qualifications to be satisfied by any nominee for a position on our board of directors: (i) the highest personal and professional ethics and integrity, (ii) proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment, (iii) skills and expertise that are complementary to those of the existing members of our board of directors, (iv) the ability to assist and support management and make significant contributions to the company’s success, and (v) an understanding of the fiduciary responsibilities that are required of a member of our board of directors, and the commitment of time and energy necessary to diligently carry out those responsibilities. Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating and governance committee may also consider other factors that it may deem, from time to time, in our and our stockholders’ best interests. The nominating and governance committee may also take measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the nominating and governance committee, the board of directors, or management.

Although the board of directors does not maintain a specific policy with respect to board diversity, the board of directors believes that the board should be a diverse body, and the nominating and governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, the nominating and governance committee may take into account the benefits of diverse viewpoints. After completing its review and evaluation of director candidates, the nominating and governance committee recommends to the full board of directors the director nominees for election. The nominating and governance committee also considers these and other factors as it oversees the annual board of director and committee evaluations.

The nominating and governance committee will consider candidates for nomination to the board of directors recommended by any stockholder holding at least one percent (1%) of the fully diluted capitalization of Interlink for at least twelve months prior to the date that the recommendation is submitted. The committee will evaluate recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the nominee criteria described above. This process is designed to ensure that the board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. A stockholder wishing to recommend a candidate for nomination should contact our Secretary in writing, at the address indicated in the next paragraph. The recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve on our board of directors, information regarding any relationships between the candidate and Interlink and evidence of the recommending stockholder’s ownership of our common stock. The recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board of directors membership. Our nominating and governance committee has sole discretion to decide which individuals to recommend for nomination as directors.

A stockholder of record can nominate a candidate directly for election to the board by complying with the rules and regulations of the Securities and Exchange Commission. An eligible stockholder who wishes to submit a nomination should review the statutory requirements for nominations by stockholders. Any nomination should be sent in writing to the company, addressed to the attention of the Secretary at Interlink Electronics, Inc., 1 Jenner, Suite 200, Irvine, California 92618. The notice must comply with applicable federal and state law.

Audit Committee

Our board of directors has established an audit committee, which is responsible for, among other things: appointing, overseeing, and if need be, terminating any independent auditor; assessing the qualification, performance and independence of our independent auditor; reviewing the audit plan and pre-approving all audit and non-audit services to be performed by our independent auditor; reviewing our financial statements and related disclosures; reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures; reviewing our overall risk management framework; overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters; reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports; reviewing and approving related person transactions; and preparing the audit committee report that the SEC requires in our annual proxy statement.

Ms. Fregosi, Mr. Wolenski and Ms. Hou, each of whom is a non-employee member of our board of directors, serve on our audit committee. Our board of directors has determined that each of the members of the audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC as well as those applicable to companies listed on The Nasdaq Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

The compensation committee of our board of directors is responsible for the executive compensation programs for our executive officers and reports to the board on its discussions, decisions and other actions. Typically, our chief executive officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the executive officers that report to him, except that he does not make recommendations as to his own compensation. Our chief executive officer makes recommendations to our compensation committee regarding short-term and long-term compensation for all executive officers, excluding himself, based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the chief executive officer, as well as each individual compensation component. The compensation committee makes recommendations to the board regarding compensation for the chief executive officer. The independent members of the board make the final decisions regarding executive compensation for our chief executive officer.

The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. The compensation committee has not retained the services of a compensation consultant since 2016.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2020 and 2019. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Exchange Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. At December 31, 2020, we had two persons, Messrs. Bronson and Hoffman, serving as executive officers. Dr. Lu served as an executive officer during 2020 until a change in his position in December 2020. We are presenting compensation information for Messrs. Bronson and Hoffman and Dr. Lu, who we refer to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation(1) ($)	Total ($)
Steven N. Bronson	2020	300,000	—	1,677	301,677
Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board	2019	300,000	—	897	300,897

Albert Lu (2)	2020	220,925	—	—	220,775
Vice President, Technology	2019	224,094	18,667	—	242,761

Ryan J. Hoffman (3)	2020	12,079	—	16	12,095
Chief Financial Officer	2019	—	—	—	—

(1)	Consists of the taxable cost of group term life insurance coverage.

(2)	Dr. Lu served as our Chief Technology Officer from 2014 until December 2020, when he was re-assigned to a different position within Interlink as part of the move of our R&D operations from our facility in Singapore, where Dr. Lu is located, to our new Global Product Development and Materials Science Center in Camarillo, California. Dr. Lu now serves as our Vice President, Technology, a non-executive officer position. Dr. Lu received a discretionary bonus in 2019 based on his performance for the year. Dr. Lu is paid in Singapore Dollars. For the purposes of this table, salary and bonus amounts paid to Dr. Lu in Singapore Dollars were converted to U.S. Dollars using the Accounting Rate for 2019 (1.3660 Singapore Dollars to the U.S. Dollar) and for 2020 (1.3796 Singapore Dollars to the U.S. Dollar) for fiscal years 2019 and 2020, respectively. The “Accounting Rate” for any month is the exchange ratio of the relevant reference currency to one U.S. Dollar for the last business day of the preceding fiscal month, as published by the U.S. government.

(3)	Mr. Hoffman joined Interlink in November 2020.

Outstanding Equity Awards at Fiscal Year End

None

Executive Officer Employment Letters

We have entered into employment agreements with each of the named executive officers. With the exception of his own arrangement, each of these employment agreements was negotiated on our behalf by our Chief Executive Officer with the oversight and approval of the compensation committee of the board.

Steven N. Bronson

We entered into an employment agreement with Steven N. Bronson, our Chairman, President and Chief Executive Officer, on July 7, 2016. The employment agreement was for an original term of one year and automatically renews for additional one-year periods unless either party elects not to renew or it is otherwise terminated, in either case pursuant to its terms.

Pursuant to his employment agreement, Mr. Bronson receives an annual base salary, currently $300,000, and is entitled to earn and receive bonus compensation based upon the achievement of performance goals, as determined by our compensation committee, in accordance with a bonus plan adopted by us for the applicable year. Mr. Bronson also is entitled to participate in our benefit plans, including health insurance, life insurance, disability insurance, and retirement plans.

If Mr. Bronson’s employment terminates due to his death or disability, Mr. Bronson or his beneficiaries will be entitled to receive his base compensation to the end of the monthly pay period immediately following the date of termination and any accrued bonus payments, and all of Mr. Bronson’s unvested and outstanding equity awards shall immediately vest and become exercisable.

If Mr. Bronson’s employment is terminated by him for “good reason”, or by us without “cause”, Mr. Bronson will be entitled to receive his base compensation to the date of termination, severance pay equal to twelve months of his base compensation, any earned bonus compensation, employee benefits for twelve months following the date of termination, and any vested company match 401(k) or other retirement contribution, and all of Mr. Bronson’s unvested and outstanding equity awards shall immediately vest and become exercisable.

Mr. Bronson’s employment agreement also provides that upon a “change of control” of Interlink, Mr. Bronson is entitled to receive an amount in cash equal to twelve months of his base salary then in effect, and all of Mr. Bronson’s unvested and outstanding equity awards shall immediately vest and become exercisable.

Ryan J. Hoffman

We entered into an employment arrangement with Ryan J. Hoffman, our Chief Financial Officer, in November 2020. The employment arrangement provides for an annual base salary, which currently is $190,000 and an annual bonus of up to 25% of base salary. Because Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation, a portion his compensation is charged to Qualstar Corporation based on the approximate amount of time Mr. Hoffman devotes to Interlink and Qualstar Corporation. Mr. Hoffman’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Mr. Hoffman is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

Albert Lu

We entered into an employment agreement with Albert Lu, our Vice President, Technology, in February 2014. The employment agreement provides for an annual base salary, which currently is $190,000 USD and an annual bonus of up to 20% of base salary. Dr. Lu’s compensation is paid in Singapore dollars (SGD). Dr. Lu also received a restricted stock unit award of 80,000 shares of common stock pursuant to his employment agreement, 50% of which vested on each of January 31, 2018 and January 31, 2019. Dr. Lu’s employment agreement provides for “at will” employment and may be terminated at any time by either party on one month’s written notice. Dr. Lu is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2020.

401(k) Plan

We maintain a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 60% of their eligible compensation subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants. The match is limited to 50% of base salary up to $500.

Non-Employee Director Compensation

Director Compensation Table

The following table details the total compensation earned by our non-employee directors in fiscal year 2020:

Director	Fees Earned or Paid in Cash ($)	Total ($)
Angela Blatteis (1)	5,000	5,000
Frank Levinson (1)	5,000	5,000
Joy C. Hou (2)	10,833	10,833
David J. Wolenski (2)	10,833	10,833
Maria N. Fregosi (3)	—	—

(1)	Ms. Blatteis and Mr. Levinson resigned as directors in May 2020 and June 2020, respectively.

(2)	Ms. Hou and Mr. Wolenski became directors in June 2020.

(3)	Ms. Fregosi became a director in February 2021.

No director held stock options or restricted stock awards as of December 31, 2020.

Outside Director Compensation Policy

Our board of directors has adopted a policy for the compensation for our non-employee directors, or the Outside Directors. Outside Directors will receive compensation in the form of equity and cash, as described below:

•	Initial Equity Award. Each person who first becomes an Outside Director will be granted common stock with a grant date fair value equal to $5,000. These awards will be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became an Outside Director. Ms. Hou and Mr. Wolenski, who became directors in June 2020, received cash awards of $5,000 each in lieu of this initial equity award.

•	Annual Equity Award. Annually, on July 15, each Outside Director who has served on our board of directors for at least the preceding six months will be granted common stock with a grant date fair value equal to $5,000.

•	Cash Compensation. Each Outside Director receives an annual retainer of $10,000 in cash for serving on our board of directors, or the Annual Fee. The Annual Fee is paid in quarterly installments to each Outside Director who has served in the relevant capacity for the immediately preceding fiscal quarter no later than 30 days following the end of such preceding fiscal quarter. An Outside Director who has served in the relevant capacity for only a portion of the immediately preceding fiscal quarter will receive a prorated payment of the quarterly payment of the Annual Fee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2020, for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

We have based percentage ownership of our common stock on 6,600,550 shares of our common stock outstanding as of December 31, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2020, as well as all shares of common stock issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of December 31, 2020. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Interlink Electronics, Inc., 1 Jenner, Suite 200, Irvine, California 92618.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Steven N. Bronson (1)	5,448,698	82.5%
Albert Lu	80,000	1.2%
Ryan J. Hoffman	—	—
Joy C. Hou (2)	11,000	0.2%
David J. Wolenski	—	—
Maria N. Fregosi	—	—
All executive officers and directors as a group (6 persons)	5,539,698	83.9%

Other 5% Stockholders:
BKF Asset Holdings, Inc. (3)	993,658	15.1%

(1)	Consists of (i) 4,249,040 shares of common stock held by Mr. Bronson individually and jointly with his spouse, (ii) 993,658 shares of common stock held by BKF Asset Holdings, Inc. and (iii) 206,000 shares of common stock held separately by Mr. Bronson’s spouse.

(2)	Consists of (i) 6,250 shares of common stock held Ms. Hou jointly with her spouse and (ii) 4,750 shares of common stock held Ms. Hou’s minor child.

(3)	BKF Asset Holdings, Inc. is a wholly-owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	—	—	1,538,543
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,538,543

(1)	Consists of our 2016 Omnibus Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions, and series of related transactions, since January 1, 2019 to which we were or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at December 31, 2020 and 2019; and

•	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transaction or series of related transactions to which we have been or will be a party other than compensation arrangements for our directors and executive officers, which are described in this Form 10-K under Part III, Item 11, “Executive Compensation.”

Cost Sharing Arrangements

Steven N. Bronson, our Chairman of the Board, President, and Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronsons, a director of Qualstar Corporation, or Qualstar, and BKF Capital Group, Inc., or BKF Capital. Mr. Bronson serves as President and Chief Executive Officer and as a director of Qualstar and as the Chairman of the Board and Chief Executive Officer for BKF Capital. Mr. Hoffman serves as Chief Financial Officer of each of Qualstar and BKF Capital.

We have entered into the following cost sharing arrangements with Qualstar and BKF Capital:

Irvine, CA Facility: We entered into a sublease agreement for our corporate headquarters office facility in Irvine, California in June 2020. We have facilities agreements with both Qualstar and BKF Capital to allow each to use of a portion of these premises, and have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the year ended December 31, 2020, Qualstar paid us $67 thousand for its use of our Irvine office facility. For the year ended December 31, 2020, BKF Capital paid us $2 thousand for its use of our Irvine office facility.

Camarillo, CA Facility: We have a facilities agreement with Qualstar to allow us to use a portion of the office and warehouse facility leased by Qualstar in Camarillo, California, and we have agreed to split substantially all rent and lease related costs on an apportioned basis according to the approximate relative usage levels by each entity. We had a similar arrangement with Qualstar for its Simi Valley, California facility prior to Qualstar’s move to Camarillo. For the years ended December 31, 2020 and 2019, we paid Qualstar $50 thousand and $21 thousand, respectively, for our use of its Camarillo and Simi Valley facilities.

Consulting Agreements: We have entered into various consulting agreements with Qualstar. Pursuant to the consulting agreements, certain of the parties’ respective employees and independent contractors provide operational, sales, marketing, general and administrative services to the other entity. We also occasionally pay certain travel and other operating expenses incurred by Qualstar and its employees, for which we are reimbursed. Interlink provided such consulting services and advances to Qualstar in the amounts of $578 thousand and $269 thousand for the years ended December 31, 2020 and 2019, respectively. Qualstar provided such consulting services and advances to Interlink in the amounts of $73 thousand and $52 thousand for the years ended December 31, 2020 and 2019, respectively.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. The indemnification agreements and our articles of incorporation and by-laws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 or 1% of our average total assets at December 31, 2020 and 2019 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that any members of the board of directors be independent. However, in evaluating the independence of its members and the composition of the committees of the board of directors, the board utilizes the definition of “independent director” as that term is defined by the rules of The Nasdaq Stock Market, LLC, or Nasdaq. Under the Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the Nasdaq rules, a director will only qualify as an ‘‘independent director’’ if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise or interfere with such director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Ms. Fregosi, Ms. Hou, and Mr. Wolenski are “independent directors” as defined under applicable Nasdaq rules and regulations. Because Mr. Bronson is employed by Interlink, he does not qualify as independent. Angela Blatteis and Frank Levinson, who served as directors until May 2020 and June 2020, respectively, were each determined to be independent during the time they served on the Board.

In addition, our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Ms. Fregosi, Ms. Hou, and Mr. Wolenski, each of whom is a non-employee member of our board of directors, serve on these board committees. Our board of directors has determined that each of Ms. Fregosi, Ms. Hou, and Mr. Wolenski satisfies the requirements for independence and, in the case of the audit committee, financial literacy for service on the audit committee, compensation committee and nominating and governance committee under applicable Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

Before the establishment of our audit committee in July 2020, the duties and responsibilities of the audit committee were performed by our full board of directors.

Before engagement of the independent registered public accounting firm for the next fiscal year’s audit, the independent registered public accounting firm submits a detailed description of services expected to be rendered during that year for each of the following categories of services to the audit committee for approval:

•	Audit services. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to form an opinion on our consolidated financial statements. Audit services also include, as necessary, the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. Other audit services may include services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

•	Audit-related services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor.

•	Tax Services. Tax services include services related to tax compliance, tax planning and tax advice.

•	All Other Services. All other services are those services not described in the other categories that are not prohibited by SEC rules.

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid to RBSM LLP for the fiscal years ended December 31, 2020 and 2019 were pre-approved by the audit committee or, before establishment of our audit committee in July 2020, by the full board of directors in accordance with the process described in the policy above.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed to us by RBSM LLP, our independent registered public accounting firm, for professional audit services and other services for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees (1)	$175,000	$18,000
Audit-Related Fees (2)	8,500	—
Tax Fees (3)	—	—
All Other Fees (4)	2,488	—
Total Fees	$185,988	$18,000

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

(2)	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees for 2020 include fees for professional services rendered in connection with the registration of shares pursuant to our registration statement on Form S-8 that we filed with the SEC during 2020.

(3)	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

(4)	“All Other Fees” relate to professional services not included in the categories above, including services related to other regulatory reporting requirements. All other fees for 2020 include reimbursement of direct, out-of-pocket expenses.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.            Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.3	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016
10.2*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.3*	Employment Agreement, dated January 31, 2014, between Interlink Electronics Singapore Private Limited and Albert Lu Chee Wai	10	000-21858	10.4	February 17, 2016
10.4*	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
10.5	Sublease, dated June 8, 2020, by and between Overland, Pacific & Cutler, LLC and Interlink Electronics, Inc.	10-12G	000-21858	10.6	August 4, 2020
10.6*	Employment Offer Letter, dated November 4, 2020, between the Registrant and Ryan J. Hoffman	8-K	000-21858	10.1	November 17, 2020

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
21.1	List of Subsidiaries					X
23.1	Consent of RBSM LLP					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Interlink Electronics, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2021	Interlink Electronics, Inc.

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven N. Bronson and Ryan J. Hoffman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven N. Bronson	Chief Executive Officer, President and Chairman of	March 16, 2021
Steven N. Bronson	the Board of Directors (Principal Executive Officer)

/s/ Ryan J. Hoffman	Chief Financial Officer and Secretary	March 16, 2021
Ryan J. Hoffman	(Principal Financial and Accounting Officer)

/s/ Maria N. Fregosi	Director	March 16, 2021
Maria N. Fregosi

/s/ Joy C. Hou	Director	March 16, 2021
Joy C. Hou

/s/ David J. Wolenski	Director	March 16, 2021
David J. Wolenski