Form 10-Q
period 2021-03-31
INTERLINK ELECTRONICS INC
filed 2021-05-06
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of May 6, 2021, the issuer had 6,600,893 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDAED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020

	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$6,098	$6,120
Restricted cash	5	5
Accounts receivable, net	970	1,113
Inventories	881	866
Prepaid expenses and other current assets	337	392
Total current assets	8,291	8,496
Property, plant and equipment, net	364	407
Intangible assets, net	179	195
Right-of-use assets	272	334
Deferred tax assets	548	527
Other assets	64	63
Total assets	$9,718	$10,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$286	$235
Accrued liabilities	295	343
Lease liabilities, current	195	219
PPP loan payable	—	186
Accrued income taxes	53	59
Total current liabilities	829	1,042

Long term liabilities
Lease liabilities, long term	99	140
Total long-term liabilities	99	140
Total liabilities	928	1,182

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000,000 shares authorized, 6,600,893 shares issued and outstanding at March 31, 2021, and 6,600,550 shares issued and outstanding at December 31, 2020	7	7
Additional paid-in-capital	57,971	57,966
Accumulated other comprehensive income	25	37
Accumulated deficit	(49,213)	(49,170)
Total stockholders’ equity	8,790	8,840
Total liabilities and stockholders’ equity	$9,718	$10,022

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2021	2020

	(in thousands, except per share data)
Revenue, net	$1,568	$1,691
Cost of revenue	694	732
Gross profit	874	959
Operating expenses:
Engineering, research and development	217	285
Selling, general and administrative	717	746
Total operating expenses	934	1,031
(Loss) from operations	(60)	(72)
Other income (expense):
Other income (expense), net	10	6
(Loss) before income taxes	(50)	(66)
Income tax (benefit)	(7)	(48)
Net (loss)	$(43)	$(18)

Earnings (loss) per share – basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	6,601	6,563

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2021	2020

	(in thousands)
Net (loss)	$(43)	$(18)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12)	(20)
Comprehensive (loss)	$(55)	$(38)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net (loss)	$(43)	$(18)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71	73
Stock-based compensation	5	19
Amortization of right-of-use assets	60	50
Gain on forgiveness of PPP loan	(186)	—
Changes in operating assets and liabilities:
Accounts receivable	143	11
Inventories	(20)	101
Prepaid expenses and other assets	55	60
Accounts payable	53	45
Accrued liabilities	(48)	(20)
Accrued income taxes	(6)	7
Deferred taxes	(20)	—
Lease liabilities	(65)	(52)
Deferred revenue	—	(13)
Net cash provided by (used in) operating activities	(1)	263
Cash flows from investing activities:
Property, plant and equipment	(12)	—
Intangible assets	—	(34)
Net cash used in investing activities	(12)	(34)
Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(20)
Net increase (decrease) in cash and cash equivalents	(22)	209
Cash, cash equivalents and restricted cash, beginning of period	6,125	5,844
Cash, cash equivalents and restricted cash, end of period	$6,103	$6,053

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$6,098	$6,021
Restricted cash, end of period	5	32
Cash, cash equivalents and restricted cash, end of period	$6,103	$6,053

Supplemental disclosure of cash flow information:
Income taxes paid	$6	$—
Interest paid	—	—

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We are establishing a Global Product Development and Materials Science Center in our existing Camarillo footprint, which we expect to be operational in May 2021. This facility will have a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team will be based in this center where we will work with our US and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and Internet-of-Things (“IoT”) application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed the Securities and Exchange Commission, or SEC, on March 17, 2021.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Leases

The Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheets as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

Subsequent Events

The Company has evaluated subsequent events through May 6, 2021, being the date these condensed consolidated financial statements were issued.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 2 – DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Inventories
Raw materials	$555	$520
Work-in-process	229	246
Finished goods	97	100
Total inventories	$881	$866

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2021	2020

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,661	$1,662
Leasehold improvements	544	538
	2,205	2,200
Less: accumulated depreciation	(1,841)	(1,793)
Total property, plant and equipment, net	$364	$407

Depreciation expense totaled $54 thousand and $59 thousand for the three months ended March 31, 2021 and 2020, respectively.

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Intangible assets, net
Patents and trademarks	$658	$658
Less: accumulated amortization	(479)	(463)
Total intangible assets, net	$179	$195

Amortization expense totaled $17 thousand and $13 thousand for the three months ended March 31, 2021 and 2020, respectively. Future amortization expense on existing intangible assets over the next five years is as follows:

Years ending December 31,	(in thousands)
2021 (remainder of year)	$49
2022	54
2023	42
2024	27
2025	7
Thereafter	—
$179

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Accrued liabilities
Accrued warranty	$7	$7
Accrued wages and benefits	138	180
Accrued vacation	103	110
Accrued other	47	46
Total accrued liabilities	$295	$343

NOTE 3 – STOCK-BASED COMPENSATION

Under the terms of our 2016 Omnibus Incentive Plan (the “2016 Plan”), officers and key employees could be granted restricted stock units, as well as non-qualified or incentive stock options, at the discretion of the Compensation Committee of the Board of Directors.

The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option pricing model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility used to estimate the fair value of options granted is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding.

As of and for the period ended March 31, 2021, there were no stock-based compensation awards outstanding.

NOTE 4 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except per share data)
Net income (loss)	$(43)	$(18)

Weighted average outstanding shares of common stock	6,601	6,563
Dilutive potential common shares from stock options and restricted stock units	—	35
Common stock and common stock equivalents	6,601	6,598

Earnings (loss) per share, basic and diluted	$(0.01)	$(0.00)

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	—	6

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 5 – SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended March 31,
	2021	2020

Customer A	29%	11%
Customer B	17%	10%
Customer C	* %	24%

*	Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
United States	$270	$742
Asia and Middle East	1,112	771
Europe and other	186	178
Revenue, net	$1,568	$1,691

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2021, two customers accounted for 46% and 12% of total accounts receivable, respectively. At December 31, 2020, two customers accounted for 47% and 22% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 at both March 31, 2021 and December 31, 2020.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
United States	$1,154	$1,194
Asia	273	332
Total long-lived assets	$1,427	$1,526

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Qualstar Corporation (OTCM:QBAK)

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

	Three months ended March 31,
	2021		2020
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$52	$34	$24	$12

Billed (or accrued) to Qualstar by Interlink	208	—	128	—
Paid by Qualstar to Interlink	(145)	—	(151)	—

Billed (or accrued) to Interlink by Qualstar	—	31	—	33
Paid by Interlink to Qualstar	—	(58)	—	(38)
Balance at March 31,	$115	$7	$1	$7

BKF Capital Group (OTCM:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. BKF Capital, together with Mr. Bronson, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. For the periods ended March 31, 2021 and 2020, BKF Capital paid Interlink $2 thousand and $0, respectively pursuant to these arrangements. For the periods ended March 31, 2021 and 2020, Interlink paid BKF Capital $0 pursuant to these arrangements.

NOTE 7 – INCOME TAXES

Income tax benefit as a percentage of income before income taxes was 14.0% for the three months ended March 31, 2021 versus tax expense of 72.7% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. All of the remaining federal and state NOLs as of March  31, 2021 are subject to annual limitations due to the February 2010 ownership change.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

NOTE 8 – PAYCHECK PROTECTION PROGRAM LOAN

During the second quarter of 2020, the Company received a loan from Silicon Valley Bank in the aggregate principal amount of $186 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan was evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which was scheduled to mature on April 20, 2022, and bore interest at a rate of 1.00% per annum. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The full amount of the loan principal and interest was forgiven in February 2021. As there is currently no authoritative guidance with GAAP for accounting for a loan forgivable by a government entity, the Company elected to account for the loan forgiveness by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, for which the forgiveness was recorded as contra-expense within selling, general and administrative expense, where the substantial majority of the Company’s corresponding payroll and operating expenses are incurred. Forgiveness of the PPP loan resulted in contra-expense of $186 thousand being recorded in selling, general and administrative expense during the three months ended March 31, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. No new ROU assets were capitalized during the three months ended March 31, 2021 or 2020.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2021, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

In June 2020, the Company entered into a sublease agreement to lease 4,351 square feet of space located in Irvine, California for approximately $5 thousand per month with 3 percent annual increases. The lease term began July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration.

The Company leases a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2020, the Company renewed this lease for the period June 1, 2020 through May 31, 2022 for approximately $7 thousand per month through May 31, 2021 and increasing to approximately $8 thousand per month through May 31, 2022.

The Company leases a 4,544 square-foot engineering and administrative office in Singapore for approximately $10 thousand per month. This lease term ends July 2021.

The Company leases a 3,000 square-foot distribution facility in Hong Kong for approximately $2 thousand per month. This lease term ends April 2023.

The Company leases a 500 square-foot sales office in Tokyo, Japan for approximately $1 thousand per month. This lease term ends November 2022.

As of March 31, 2021, the Company had current and long-term lease liabilities of $195 thousand and $99 thousand, respectively, and right-of-use assets of $272 thousand. As of December 31, 2020, the Company had current and long-term lease liabilities of $219 thousand and $140 thousand, respectively, and right of use assets of $334 thousand. Future imputed interest as of March 31, 2021 totaled $17 thousand. The weighted average remaining lease term of the Company’s leases as of March 31, 2021 is 1.2 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2021 (remainder of year)	$165
2022	117
2023	29
2024	—
2025	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	311
Less: imputed interest	(17)
Present value of lease liabilities	$294

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

During the three months ended March 31, 2021, we recognized approximately $82 thousand, in operating lease costs. Operating lease costs of $30 thousand are included in cost of revenue, and $52 thousand are included in operating expenses in our consolidated statements of operations for the three months ended March 31, 2021.

During the three months ended March 31, 2020, we recognized approximately $59 thousand, in operating lease costs. Operating lease costs of $24 thousand are included in cost of revenue, and $35 thousand are included in operating expenses in our consolidated statements of operations for the three months ended March 31, 2020.

Litigation

We are not party to any legal proceedings as of March 31, 2021. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We plan to establish a Global Product Development and Materials Science Center in our existing Camarillo footprint, which we expect to be operational in May 2021. This facility will have a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team will be based in this center where we will work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and IoT application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021. There have been no changes to our critical accounting policies and estimates described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

	Three months ended March 31,
	2021		2020
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$1,568	100.0%	$1,691	100.0%
Cost of revenue	694	44.3%	732	43.3%
Gross profit	874	55.7%	959	56.7%
Operating expenses:
Engineering, research and development	217	13.8%	285	16.9%
Selling, general and administrative	717	45.7%	746	44.1%
Total operating expenses	934	59.6%	1,031	61.0%
Income (loss) from operations	(60)	(3.8)%	(72)	(4.3)%
Other income (expense):
Other income (expense), net	10	0.6%	6	0.4%
Income (loss) before income taxes	(50)	(3.2)%	(66)	(3.9)%
Income tax expense (benefit)	(7)	(0.4)%	(48)	(2.8)%
Net income (loss)	$(43)	(2.7)%	$(18)	(1.1)%

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue, net by the markets we serve is as follows:

	Three months ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$538	34.3%	$392	23.2%	$146	37.2%
Medical	43	2.7%	404	23.9%	(361)	(89.4)%
Consumer	449	28.6%	187	11.1%	262	140.1%
Standard	538	34.3%	708	41.8%	(170)	(24.0)%
Revenue, net	$1,568	100.0%	$1,691	100.0%	$(123)	(7.3)%

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

Revenues were up in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 in the industrial and consumer markets, and were down in the medical markets and for our standard products. The increase in revenue from our industrial market customers is due to increased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The increase in revenue from our consumer market customers is due to an increase in purchase levels on corresponding products and programs. The decrease in revenue from our medical market customers is primarily due to significant reduction of shipments to our largest medical customer, which is subject to delays in installing devices that use our products in hospitals due to COVID-19 restrictions. The decrease in revenue on our standard products is due to cyclical purchasing pattern of some of our larger customers who took delivery of bulk quantities during 2020. In the normal cycle, some of our larger customers purchase in bulk quantities and absorption of these products can straddle several financial reporting periods. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$874	55.7%	$959	56.7%	$(85)	(8.9)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. The decrease in gross profit for the three months ended March 31, 2021 as compared with the prior year was due to the decrease in revenues, while gross margin percentage was substantially unchanged.

	Three months ended March 31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$217	13.8%	$285	16.9%	$(68)	(23.9)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions.

Our engineering and R&D costs were down for the three months ended March 31, 2021 when compared with the prior year because we reduced costs and headcount at our Singapore R&D center during 2020 as part of the transfer of the lab to Camarillo, California.

	Three months ended March31,
	2021		2020
	Amount	% of Net Revenue	Amount	% of Net Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$717	45.7%	$746	44.1%	$(29)	(3.9)%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses decreased during the three months ended March 31, 2021 as compared with the prior year due to recording forgiveness of the $186 thousand PPP loan, offset by increases in sales, marketing, finance and administrative personnel, and an increase in legal costs and filing fees associated with relisting with Nasdaq during the quarter.

	Three months ended March 31,
	2021		2020
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$(7)	14.0%	$(48)	(72.7)%	$41	nm	%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. The tax benefit for the three month periods ended March 31, 2021 and 2020 was a result of operating losses for the quarters.

Our effective tax rate is directly affected by the relative proportions of income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain lower than the U.S. statutory rate primarily due to a significant portion of our earnings originating in lower rate foreign jurisdictions. Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Continued corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of March 31, 2021, we had cash and cash equivalents of $6.1 million, working capital of $7.5 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2021. Of the $6.1 million of cash balances on hand, $1.7 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

During the second quarter of 2020, the Company received a loan from Silicon Valley Bank in the aggregate principal amount of $186 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan was evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which was scheduled to mature on April 20, 2022, and bore interest at a rate of 1.00% per annum. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest was eligible to be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The full amount of the loan principal and interest was forgiven in February 2021.

We believe that our existing cash and cash equivalents balance will be sufficient to maintain our current operations considering our current financial condition, obligations, and other expected cash flows. If our circumstances change, however, we may require additional cash. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we could be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$(1)	$263
Net cash used in investing activities	(12)	(34)
Net cash provided by financing activities	—	—

Net Cash Provided by Operating Activities

For the three months ended March 31, 2021, the $1 thousand of cash used in operating activities was attributable to net loss of $43 thousand, adjusted for non-cash charges of $136 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash provided by changes in operating assets and liabilities of $92 thousand.

For the three months ended March 31, 2020, the $263 thousand of cash provided by operating activities was attributable to net loss of $18 thousand, adjusted for non-cash charges of $142 thousand, and cash provided by changes in operating assets and liabilities of $139 thousand.

Accounts receivable decreased from $1,113 thousand at December 31, 2020 to $970 thousand at March 31, 2021 due to lower shipments during the first quarter of 2021 compared to the fourth quarter of 2020. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased from $866 thousand at December 31, 2020 to $881 thousand at March 31, 2021. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased from $392 thousand at December 31, 2020 to $337 thousand at March 31, 2021, and accounts payable and accrued liabilities increased from $578 thousand at December 31, 2020 to $581 thousand at March 31, 2021, primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash Used in Investing Activities

Net cash used in investing activities of $12 thousand for the three months ended March 31, 2021 consisted purchases of property, plant, and equipment. Net cash used in investing activities of $34 thousand for the three months ended March 31, 2020 consisted of legal costs related to securing patents on new products and processes developed thereunder.

Net Cash Provided by Financing Activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2021 and 2020.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2021 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 17, 2021. There have been no material changes to such risk factors during the three months ended March 31, 2021.

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

Date: May 6, 2021	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)