Form 10-Q
period 2021-06-30
INTERLINK ELECTRONICS INC
filed 2021-08-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

As of August 10, 2021, the issuer had 6,602,498 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDAED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,245	$6,120
Restricted cash	5	5
Accounts receivable, net	1,173	1,113
Inventories	878	866
Prepaid expenses and other current assets	168	392
Total current assets	8,469	8,496
Property, plant and equipment, net	423	407
Intangible assets, net	162	195
Right-of-use assets	258	334
Deferred tax assets	526	527
Other assets	65	63
Total assets	$9,903	$10,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$374	$235
Accrued liabilities	300	343
Lease liabilities, current	189	219
PPP loan payable	—	186
Accrued income taxes	65	59
Total current liabilities	928	1,042

Long-term liabilities
Lease liabilities, long-term	87	140
Total long-term liabilities	87	140
Total liabilities	1,015	1,182
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,601 shares issued and outstanding at both June 30, 2021 and December 31, 2020	7	7
Additional paid-in-capital	57,971	57,966
Accumulated other comprehensive income	60	37
Accumulated deficit	(49,150)	(49,170)
Total stockholders’ equity	8,888	8,840
Total liabilities and stockholders’ equity	$9,903	$10,022

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Revenue, net	$2,064	$1,702	$3,632	$3,393
Cost of revenue	937	704	1,631	1,436
Gross profit	1,127	998	2,001	1,957
Operating expenses:
Engineering, research and development	232	293	449	578
Selling, general and administrative	762	664	1,479	1,410
Total operating expenses	994	957	1,928	1,988
Income (loss) from operations	133	41	73	(31)
Other income (expense):
Other income (expense), net	(29)	(8)	(19)	(2)
Income (loss) before income taxes	104	33	54	(33)
Income tax expense (benefit)	41	20	34	(28)
Net income (loss)	$63	$13	$20	$(5)

Earnings (loss) per share – basic and diluted	$0.01	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	6,601	6,580	6,601	6,571

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)	$63	$13	$20	$(5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35	5	23	(15)
Comprehensive income (loss)	$98	$18	$43	$(20)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended June 30, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at March 31, 2021	6,601	$7	$57,971	$25	$(49,213)	$8,790
Net income (loss)	—	—	—	—	63	63
Foreign currency translation adjustment	—	—	—	35	—	35
Stock-based compensation	—	—	—	—	—	—
Balance at June 30, 2021	6,601	$7	$57,971	$60	$(49,150)	$8,888

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six months ended June 30, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2020	6,601	$7	$57,966	$37	$(49,170)	$8,840
Net income (loss)	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	23	—	23
Stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2021	6,601	$7	$57,971	$60	$(49,150)	$8,888

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended June 30, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at March 31, 2020	6,563	$7	$57,959	$(113)	$(49,301)	$8,552
Net income (loss)	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	5	—	5
Stock-based compensation	38	—	7	—	—	7
Balance at June 30, 2020	6,601	$7	$57,966	$(108)	$(49,288)	$8,577

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six months ended June 30, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2019	6,563	$7	$57,940	$(93)	$(49,283)	$8,571
Net income (loss)	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Stock-based compensation	38	—	26	—	—	26
Balance at June 30, 2020	6,601	$7	$57,966	$(108)	$(49,288)	$8,577

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$20	$(5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145	146
Stock-based compensation	5	26
Amortization of right-of-use assets	126	97
Gain on forgiveness of PPP loan	(186)	—
Loss on disposal of property and equipment	14	—
Changes in operating assets and liabilities:
Accounts receivable	(60)	(167)
Inventories	(7)	110
Prepaid expenses and other assets	225	(15)
Accounts payable	127	(42)
Accrued liabilities	(50)	29
Accrued income taxes	9	25
Deferred taxes	1	39
Lease liabilities	(135)	(100)
Deferred revenue	—	(13)
Net cash provided by operating activities	234	130
Cash flows from investing activities:
Property, plant and equipment	(142)	—
Intangible assets	—	(48)
Net cash used in investing activities	(142)	(48)
Cash flows from financing activities:
Proceeds from PPP loan	—	186
Net cash provided by financing activities	—	186

Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(15)
Net increase in cash and cash equivalents	125	253
Cash, cash equivalents and restricted cash, beginning of period	6,125	5,844
Cash, cash equivalents and restricted cash, end of period	$6,250	$6,097

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$6,245	$6,092
Restricted cash, end of period	5	5
Cash, cash equivalents and restricted cash, end of period	$6,250	$6,097

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$(67)	$8
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$50	$—

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We have established a Global Product Development and Materials Science Center in our Camarillo footprint. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and Internet-of-Things (“IoT”) application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

We were incorporated in California in 1985. In 1996, we re-incorporated into a Delaware corporation and, in 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are presented in revenues. Costs incurred for shipping and handling are included in cost of revenues.

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

Stock-Based Compensation

Under the terms of our 2016 Omnibus Incentive Plan (the “2016 Plan”), directors, officers and key employees could be granted restricted stock units and stock awards, as well as non-qualified or incentive stock options, at the discretion of the Compensation Committee of the Board of Directors.

All stock-based payments to directors and employees, including grants of stock options and stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values. We calculate the compensation cost of full-value awards such as restricted stock units and stock awards based on the market value of the underlying stock at the date of the grant. The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option pricing model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility used to estimate the fair value of options granted is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding.

We recognize compensation expense for all stock-based awards on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided. The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow.

As of June 30, 2021, there were no stock-based compensation awards outstanding.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Public Health Threats

Public health threats could adversely affect our ongoing or planned business operations. The COVID-19 pandemic resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions from such public health threats, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

Subsequent Events

The Company has evaluated subsequent events through August 10, 2021, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	June 30,	December 31,
	2021	2020

Inventories	(in thousands)
Raw materials	$500	$520
Work-in-process	251	246
Finished goods	127	100
Total inventories	$878	$866

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2021	2020

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,680	$1,662
Leasehold improvements	429	538
	2,109	2,200
Less: accumulated depreciation	(1,686)	(1,793)
Total property, plant and equipment, net	$423	$407

Depreciation expense totaled $57 thousand and $59 thousand for the three months ended June 30, 2021 and 2020, respectively, and $111 thousand and $118 thousand for the six months ended June 30, 2021 and 2020, respectively.

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2021	2020

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(496)	(463)
Total intangible assets, net	$162	$195

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Amortization expense totaled $17 thousand and $15 thousand for the three months ended June 30, 2021 and 2020, respectively, and $34 thousand and $28 thousand for the six months ended June 30, 2021 and 2020, respectively. Future amortization expense on existing intangible assets over the next five years is as follows:

Years ending December 31,	(in thousands)
2021 (remainder of year)	$32
2022	54
2023	42
2024	27
2025	7
Thereafter	—
$162

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020

Accrued liabilities	(in thousands)
Accrued warranty	$7	$7
Accrued wages and benefits	165	180
Accrued vacation	79	110
Accrued other	49	46
Total accrued liabilities	$300	$343

Note 3 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Net income (loss)	$63	$13	$20	$(5)

Weighted average outstanding shares of common stock	6,601	6,580	6,601	6,571
Dilutive potential common shares from stock options and restricted stock units	—	—	—	—
Common stock and common stock equivalents	6,601	6,580	6,601	6,571

Earnings (loss) per share, basic and diluted	$0.01	$0.00	$0.00	$(0.00)

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	—	3	—	3

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 4 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021		2020
Customer A	22%	15%	25%		13%
Customer B	14%	* %	*	%	15%
Customer C	10%	10%	*	%	* %
Customer D	* %	12%	12%		11%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
United States	$590	$680	$860	$1,422
Asia and Middle East	1,378	871	2,490	1,642
Europe and other	96	151	282	329
Revenue, net	$2,064	$1,702	$3,632	$3,393

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2021, two customers accounted for 45% and 12% of total accounts receivable, respectively. At December 31, 2020, two customers accounted for 47% and 22% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 at both June 30, 2021 and December 31, 2020.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
United States	$1,191	$1,194
Asia	243	332
Total long-lived assets	$1,434	$1,526

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 5 – Related Party Transactions

Qualstar Corporation (OTCM:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer and Director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar are as follows:

	Three months ended June 30,
	2021		2020
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at April 1,	$115	$8	$1	$7

Billed (or accrued) to Qualstar by Interlink	266	—	126	—
Paid by Qualstar to Interlink	(365)	—	(79)	—

Billed (or accrued) to Interlink by Qualstar	—	23	—	20
Paid by Interlink to Qualstar	—	(30)	—	(20)
Balance at June 30,	$16	$1	$48	$7

	Six months ended June 30,
	2021		2020
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$52	$34	$24	$12

Billed (or accrued) to Qualstar by Interlink	475	—	254	—
Paid by Qualstar to Interlink	(511)	—	(230)	—

Billed (or accrued) to Interlink by Qualstar	—	54	—	53
Paid by Interlink to Qualstar	—	(87)	—	(58)
Balance at June 30,	$16	$1	$48	$7

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

BKF Capital Group (OTCM:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. BKF Capital, together with Mr. Bronson, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. For the three months ended June 30, 2021 and 2020, BKF Capital paid Interlink $6 thousand and $0 thousand, respectively, pursuant to these arrangements. For the six months ended June 30, 2021 and 2020, BKF Capital paid Interlink $7 thousand and $0 thousand, respectively, pursuant to these arrangements.

Note 6 – Income Taxes

Income tax expense as a percentage of income before income taxes was 39.4% for the three months ended June 30, 2021 versus tax expense of 60.6% for the comparable period in the prior year. Income tax expense as a percentage of income before income taxes was 63.0% for the six months ended June 30, 2021 versus tax benefit of 84.8% for the comparable period in the prior year . Our income tax expense/benefit is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryforwards (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. All of the remaining federal and state NOLs as of June 30, 2021 are subject to annual limitations due to the February 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Given our current earnings and anticipated future earnings, we determine there is sufficient evidence to reach a conclusion that a valuation allowance is not warranted.

Note 7 – Commitments and Contingencies

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (ROU) assets and lease liabilities capitalized during the six months ended June 30, 2021 was 5.50%. No new ROU assets were capitalized during the six months ended June 30, 2020.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of June 30, 2021, we have not recognized any impairment losses for our ROU assets.

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

As of June 30, 2021, the Company had current and long-term lease liabilities of $189 thousand and $87 thousand, respectively, and right-of-use assets of $258 thousand. As of December 31, 2020, the Company had current and long-term lease liabilities of $219 thousand and $140 thousand, respectively, and right of use assets of $334 thousand. Future imputed interest as of June 30, 2021 totaled $15 thousand. The weighted average remaining lease term of the Company’s leases as of June 30, 2021 is 1.1 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2021 (remainder of year)	$109
2022	144
2023	38
2024	—
2025	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	291
Less: imputed interest	(15)
Present value of lease liabilities	$276

During the three months ended June 30, 2021, we recognized approximately $84 thousand in operating lease costs,including approximately $30 thousand in cost of revenue and approximately $54 thousand in operating expenses. During the three months ended June 30, 2020, we recognized approximately $51 thousand in operating lease costs, including approximately $19 thousand in cost of revenue and approximately $32 thousand in operating expenses.

During the six months ended June 30, 2021, we recognized approximately $166 thousand in operating lease costs, including approximately $59 thousand in cost of revenue and approximately $107 thousand in operating expenses. During the six months ended June 30, 2020, we recognized approximately $110 thousand in operating lease costs, including approximately $43 thousand in cost of revenue and approximately $67 thousand in operating expenses.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Litigation

We are not party to any legal proceedings as of June 30, 2021. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We have established a Global Product Development and Materials Science Center in our Camarillo footprint. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and IoT application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

Recently Issued and Adopted Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and concluded they are all not applicable or not expected to be material to our financial statements.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of income data for the periods indicated. The percentages in the table are based on net revenues.

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$2,064	100.0%	$1,702	100.0%	$3,632	100.0%	$3,393	100.0%
Cost of revenue	937	45.4%	704	41.4%	1,631	44.9%	1,436	42.3%
Gross profit	1,127	54.6%	998	58.6%	2,001	55.1%	1,957	57.7%
Operating expenses:
Engineering, research and development	232	11.2%	293	17.2%	449	12.4%	578	17.0%
Selling, general and administrative	762	36.9%	664	39.0%	1,479	40.7%	1,410	41.6%
Total operating expenses	994	48.2%	957	56.2%	1,928	53.1%	1,988	58.6%
Income (loss) from operations	133	6.4%	41	2.4%	73	2.0%	(31)	(0.9)%
Other income (expense):
Other income (expense), net	(29)	(1.4)%	(8)	(0.5)%	(19)	(0.5)%	(2)	(0.1)%
Income (loss) before income taxes	104	5.0%	33	1.9%	54	1.5%	(33)	(1.0)%
Income tax expense (benefit)	41	2.0%	20	1.2%	34	0.9%	(28)	(0.8)%
Net income (loss)	$63	3.1%	$13	0.7%	$20	0.6%	$(5)	(0.2)%

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue, net by the markets we serve is as follows:

	Three months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$434	21.0%	$493	29.0%	$(59)	(12.0)%
Medical	285	13.8%	120	7.0%	165	137.5%
Consumer	449	21.8%	262	15.4%	187	71.4%
Standard	896	43.4%	827	48.6%	69	8.3%
Revenue, net	$2,064	100.0%	$1,702	100.0%	$362	21.3%

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

Revenues were up in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 in the medical and consumer markets, and for our standard products. The increase in revenue from our medical market customers was due to an increase in purchasing levels by these customers in the current year as compared to the pandemic-impacted levels in the prior year. The increase in revenue from our consumer market customers was due to an increase in purchasing levels on corresponding products and programs. The decrease in revenue from our industrial market customers was due to timing of purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The cyclical purchasing pattern of some of our larger customers affects our revenues on a quarterly basis. In the normal cycle, our larger customers tend to purchase in bulk quantities and consume these products over several financial reporting periods. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,127	54.6%	$998	58.6%	$129	12.9%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. The increase in gross profit for the three months ended June 30, 2021 as compared with the prior year was due to the increase in revenues, while gross margin percentage was impacted by changes in product mix and customer mix, and an increase in production costs.

	Three months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$232	11.2%	$293	17.2%	$(61)	(20.8)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions. Our engineering and R&D costs were down for the three months ended June 30, 2021 when compared with the prior year because we reduced costs and headcount at our Singapore R&D center as part of the transfer of the lab to Camarillo, California.

	Three months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$762	36.9%	$664	39.0%	$98	14.8%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2021 as compared with the prior year due to increases in sales, marketing, finance and administrative personnel, and an increase in costs associated with having relisted with Nasdaq during 2021.

	Three months ended June 30,
	2021		2020
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$41	39.4%	$20	60.6%	$21	nm	%

Income tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. The tax expense for the three month periods ended June 30, 2021 and 2020 was a result of taxable income in the domestic and foreign jurisdictions in which we operate, including the effects of permanent taxable differences.

Our effective tax rate is directly affected by the relative proportions of income before taxes in the jurisdictions in which we operate. Discrete tax events and permanent taxable differences may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Continued corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate, and on our deferred tax assets and liabilities.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue, net by the markets we serve is as follows:

	Six months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$973	26.8%	$885	26.1%	$88	9.9%
Medical	328	9.0%	524	15.4%	(196)	37.4%
Consumer	897	24.7%	449	13.2%	448	99.8%
Standard	1,434	39.5%	1,535	45.3%	(101)	(6.6)%
Revenue, net	$3,632	100.0%	$3,393	100.0%	$239	7.0%

Revenues were up in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 in the industrial and consumer markets, and were down in the medical markets and for our standard products. The increase in revenue from our industrial market customers was due to increased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The increase in revenue from our consumer market customers was due to an increase in purchasing levels on corresponding products and programs. The decrease in revenue from our medical market customers was primarily due to a reduction of shipments to our largest medical customer, which was subject to delays in installing devices that use our products in hospitals due to COVID-19 restrictions. The decrease in revenue on our standard products was due to the cyclical purchasing pattern of some of our larger customers who took delivery of bulk quantities during 2020. In the normal cycle, some of our larger customers purchase in bulk quantities while consumption of these products can straddle several financial reporting periods. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Six months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$2,001	55.1%	$1,957	57.7%	$44	2.2%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. The increase in gross profit for the six months ended June 30, 2021 as compared with the prior year was due to the increase in revenues, while gross margin percentage was impacted by changes in product mix and customer mix, and an increase in production costs.

	Six months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$449	12.4%	$578	17.0%	$(129)	(22.3)%

Our engineering and R&D costs were down for the six months ended June 30, 2021 when compared with the prior year because we reduced costs and headcount at our Singapore R&D center as part of the transfer of the lab to Camarillo, California.

	Six months ended June 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,479	40.7%	$1,410	41.6%	$69	4.9%

Selling, general and administrative expenses increased during the six months ended June 30, 2021 as compared with the prior year due to increases in sales, marketing, finance and administrative personnel, and an increase in legal costs and filing fees associated with having relisted with Nasdaq during 2021, offset by the $186 thousand gain/benefit recorded for forgiveness of the PPP loan in the first quarter of 2021.

	Six months ended June 30,
	2021		2020
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$34	63.0%	$(28)	84.8%	$59	nm	%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions that we operate adjusted for normal book/tax differences. The tax expense (benefit) for the six month periods ended June 30, 2021 and 2020 was a result of taxable income (losses) in the domestic and foreign jurisdictions in which we operate, including the effects of permanent taxable differences.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of June 30, 2021, we had cash and cash equivalents of $6.250 million, working capital of $7.541 million, and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2021. Of the $6.250 million of cash balances on hand, $2.228 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$234	$130
Net cash (used in) investing activities	(142)	(48)
Net cash provided by financing activities	—	186

Net Cash Provided By Operating Activities

For the six months ended June 30, 2021, the $234 thousand of cash provided by operating activities was attributable to net income of $20 thousand, adjusted for non-cash charges of $290 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash provided by changes in operating assets and liabilities of $110 thousand.

For the six months ended June 30, 2020, the $130 thousand of cash provided by operating activities was attributable to net loss of $5 thousand, adjusted for non-cash charges of $269 thousand, and cash used in changes in operating assets and liabilities of $134 thousand.

Accounts receivable increased slightly from $1,113 thousand at December 31, 2020 to $1,173 thousand at June 30, 2021 due to timing of shipments and payments during the second quarter of 2021 compared to the fourth quarter of 2020. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased slightly from $866 thousand at December 31, 2020 to $878 thousand at June 30, 2021. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased from $392 thousand at December 31, 2020 to $168 thousand at June 30, 2021, and accounts payable and accrued liabilities increased from $578 thousand at December 31, 2020 to $674 thousand at June 30, 2021, primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $142 thousand for the six months ended June 30, 2021 consisted of purchases of property, plant, and equipment, primarily related to completion of the Global Product Development and Materials Science Center in our Camarillo footprint. Net cash used in investing activities of $48 thousand for the six months ended June 30, 2020 consisted of legal costs related to securing patents on new products and processes developed thereunder.

Net Cash Provided By Financing Activities

There was no cash provided by or used in financing activities during the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2020 was attributable to proceeds from the PPP loan.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 17, 2021. There have been no material changes to such risk factors during the six months ended June 30, 2021.

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

Date: August 10, 2021	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)