Form 10-Q
period 2021-09-30
INTERLINK ELECTRONICS INC
filed 2021-11-04
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

(805) 484-8855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LINK	The Nasdaq Stock Market LLC

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

As of November 4, 2021, the issuer had 6,602,498 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2021	2020

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,642	$6,120
Restricted cash	5	5
Accounts receivable, net	1,106	1,113
Inventories	807	866
Prepaid expenses and other current assets	325	392
Total current assets	8,885	8,496
Property, plant and equipment, net	372	407
Intangible assets, net	146	195
Right-of-use assets	207	334
Deferred tax assets	533	527
Other assets	70	63
Total assets	$10,213	$10,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$233	$235
Accrued liabilities	452	343
Lease liabilities, current	150	219
PPP loan payable	—	186
Accrued income taxes	183	59
Total current liabilities	1,018	1,042

Long-term liabilities
Lease liabilities, long-term	71	140
Total long-term liabilities	71	140
Total liabilities	1,089	1,182
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,602 shares issued and outstanding at September 30, 2021; 6,601 shares issued and outstanding at December 31, 2020	7	7
Additional paid-in-capital	57,986	57,966
Accumulated other comprehensive income	58	37
Accumulated deficit	(48,927)	(49,170)
Total stockholders’ equity	9,124	8,840
Total liabilities and stockholders’ equity	$10,213	$10,022

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Revenue, net	$2,223	$1,548	$5,855	$4,941
Cost of revenue	931	737	2,562	2,173
Gross profit	1,292	811	3,293	2,768
Operating expenses:
Engineering, research and development	105	208	554	786
Selling, general and administrative	928	682	2,407	2,092
Total operating expenses	1,033	890	2,961	2,878
Income (loss) from operations	259	(79)	332	(110)
Other income (expense):
Other income (expense), net	(6)	(41)	(25)	(43)
Income (loss) before income taxes	253	(120)	307	(153)
Income tax expense (benefit)	30	(185)	64	(213)
Net income	$223	$65	$243	$60

Earnings per share – basic and diluted	$0.03	$0.01	$0.04	$0.01

Weighted average common shares outstanding – basic	6,602	6,601	6,601	6,581
Weighted average common shares outstanding - diluted	6,602	6,601	6,601	6,598

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$223	$65	$243	$60
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	64	21	49
Comprehensive income	$221	$129	$264	$109

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended September 30, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at June 30, 2021	6,601	$7	$57,971	$60	$(49,150)	$8,888
Net income	—	—	—	—	223	223
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	1	—	15	—	—	15
Balance at September 30, 2021	6,602	$7	$57,986	$58	$(48,927)	$9,124

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine months ended September 30, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2020	6,601	$7	$57,966	$37	$(49,170)	$8,840
Net income	—	—	—	—	243	243
Foreign currency translation adjustment	—	—	—	21	—	21
Stock-based compensation	1	—	20	—	—	20
Balance at September 30, 2021	6,602	$7	$57,986	$58	$(48,927)	$9,124

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended September 30, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at June 30, 2020	6,601	$7	$57,966	$(108)	$(49,288)	$8,577
Net income	—	—	—	—	65	65
Foreign currency translation adjustment	—	—	—	64	—	64
Stock-based compensation	—	—	—	—	—	—
Balance at September 30, 2020	6,601	$7	$57,966	$(44)	$(49,223)	$8,706

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine months ended September 30, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2019	6,563	$7	$57,940	$(93)	$(49,283)	$8,571
Net income	—	—	—	—	60	60
Foreign currency translation adjustment	—	—	—	49	—	49
Stock-based compensation	38	—	26	—	—	26
Balance at September 30, 2020	6,601	$7	$57,966	$(44)	$(49,223)	$8,706

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net income	$243	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	216
Stock-based compensation	20	26
Operating leases - other	(13)	11
Gain on forgiveness of PPP loan	(186)	—
Loss on disposal of property and equipment	14	—
Changes in operating assets and liabilities:
Accounts receivable	7	(194)
Inventories	64	(36)
Prepaid expenses and other assets	62	(169)
Accounts payable	(12)	14
Accrued liabilities	100	68
Accrued income taxes	132	105
Deferred taxes	(6)	(46)
Deferred revenue	—	(13)
Net cash provided by operating activities	639	42
Cash flows from investing activities:
Property, plant and equipment	(142)	—
Intangible assets	—	(66)
Net cash used in investing activities	(142)	(66)
Cash flows from financing activities:
Proceeds from PPP loan	—	186
Net cash provided by financing activities	—	186

Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	49
Net increase in cash and cash equivalents	522	211
Cash, cash equivalents and restricted cash, beginning of period	6,125	5,844
Cash, cash equivalents and restricted cash, end of period	$6,647	$6,055

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$6,642	$6,050
Restricted cash, end of period	5	5
Cash, cash equivalents and restricted cash, end of period	$6,647	$6,055

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$(14)	$30
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$50	$313

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County) and from our facility in Camarillo, California (Ventura County). We have established a Global Product Development and Materials Science Center in our Camarillo footprint. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and Internet-of-Things (“IoT”) application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed the Securities and Exchange Commission on March 17, 2021.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers  (“ASC 606”), when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

Marketing and Advertising Costs

All of the costs related to marketing and advertising our products are expensed as incurred or at the time the marketing or advertising takes place.

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

As of September 30, 2021, there were no stock-based compensation awards outstanding.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Other Income, Net

Other income, net, consists of interest income /expense, foreign exchange gains and losses and other non-operating gains and losses.

Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not determinable beyond a “more likely than not” standard, we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. We also utilize a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the statement of operations as income tax expense.

We operate within multiple tax jurisdictions and are subject to audit in these jurisdictions. Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. Earnings of our foreign subsidiaries that constitute Global Intangible Low Taxed Income (“GILTI”) are included in U.S. taxable income with related taxes recorded as a current period income tax expense.

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods. Foreign currency transaction and remeasurement gains and losses are included in results of operations.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Leases

The Company accounts for its leases under ASC Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheets as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the ROU asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from this guidance as an accounting policy election, and recognizes rent expense for such short-term leases on a straight-line basis over the lease term.

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

Public Health Threats

Public health threats could adversely affect our ongoing or planned business operations. For example, the COVID-19 pandemic resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions from such public health threats, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines we plan could be materially and adversely impacted.

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

Subsequent Events

The Company has evaluated subsequent events through November 4, 2021, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	September 30,	December 31,
	2021	2020

Inventories	(in thousands)
Raw materials	$473	$520
Work-in-process	204	246
Finished goods	130	100
Total inventories	$807	$866

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2021	2020

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,680	$1,662
Leasehold improvements	429	538
	2,109	2,200
Less: accumulated depreciation	(1,737)	(1,793)
Total property, plant and equipment, net	$372	$407

Depreciation expense totaled $51 thousand and $55 thousand for the three months ended September 30, 2021 and 2020, respectively, and $163 thousand and $173 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2021	2020

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(512)	(463)
Total intangible assets, net	$146	$195

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Amortization expense totaled $16 thousand and $16 thousand for the three months ended September 30, 2021 and 2020, respectively, and $50 thousand and $44 thousand for the nine months ended September 30, 2021 and 2020, respectively. Future amortization expense on existing intangible assets over the next five years is as follows:

Years ending December 31,	(in thousands)
2021 (remainder of year)	$16
2022	54
2023	42
2024	27
2025	7
Thereafter	—
$146

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020

Accrued liabilities	(in thousands)
Accrued warranty	$7	$7
Accrued wages and benefits	348	180
Accrued vacation	77	110
Accrued other	20	46
Total accrued liabilities	$452	$343

Note 3 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Net income	$223	$65	$243	$60

Weighted average outstanding shares of common stock	6,602	6,601	6,601	6,581
Dilutive potential common shares from stock options and restricted stock units	—	—	—	17
Common stock and common stock equivalents	6,602	6,601	6,601	6,598

Earnings per share, basic and diluted	$0.03	$0.01	$0.04	$0.01

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation	—	2	—	2

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 4 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Customer A	17%	24%	22%	17%
Customer B	15%	* %	11%	11%
Customer C	* %	11%	13%	11%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
United States	$674	$512	$1,534	$1,934
Asia and Middle East	1,383	935	3,873	2,577
Europe and other	166	101	448	430
Revenue, net	$2,223	$1,548	$5,855	$4,941

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2021, two customers accounted for 34% and 23% of total accounts receivable, respectively. At December 31, 2020, two customers accounted for 47% and 22% of total accounts receivable, respectively. Our allowance for doubtful accounts was $0 at both September 30, 2021 and December 31, 2020.

Our long-lived assets were geographically located as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
United States	$1,124	$1,194
Asia	204	332
Total long-lived assets	$1,328	$1,526

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 5 – Related Party Transactions

Qualstar Corporation (OTCM:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President and Chief Executive Officer and Director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar are as follows:

	Three months ended September 30,
	2021		2020
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at June 30,	$16	$1	$48	$7

Billed (or accrued) to Qualstar by Interlink	217	—	127	—
Paid by Qualstar to Interlink	(217)	—	(162)	—

Billed (or accrued) to Interlink by Qualstar	—	22	—	18
Paid by Interlink to Qualstar	—	(23)	—	(20)
Balance at September 30,	$16	$—	$13	$5

	Nine months ended September 30,
	2021		2020
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$52	$34	$24	$12

Billed (or accrued) to Qualstar by Interlink	692	—	381	—
Paid by Qualstar to Interlink	(728)	—	(392)	—

Billed (or accrued) to Interlink by Qualstar	—	76	—	71
Paid by Interlink to Qualstar	—	(110)	—	(78)
Balance at September 30,	$16	$—	$13	$5

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

BKF Capital Group (OTCM:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. BKF Capital, together with Mr. Bronson, has a controlling interest in Interlink. We previously had a facilities agreement with BKF Capital under which BKF Capital was allowed to use a portion of our Irvine, California office facility, for which we had agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide operational and general and administrative services to the other entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital are as follows:

	Three months ended September 30,
	2021		2020
	Due from BKF Capital	Due to BKF Capital	Due from BKF Capital	Due to BKF Capital

	(in thousands)
Balance at June 30,	$6	$—	$1	$—

Billed (or accrued) to BKF Capital by Interlink	33	—	3	—
Paid by BKF Capital to Interlink	(32)	—	(4)	—

Billed (or accrued) to Interlink by BKF Capital	—	30	—	—
Paid by Interlink to BKF Capital	—	(30)	—	—
Balance at September 30,	$7	$—	$—	$—

	Nine months ended September 30,
	2021		2020
	Due from BKF Capital	Due to BKF Capital	Due from BKF Capital	Due to BKF Capital

	(in thousands)
Balance at January 1,	$—	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	46	—	4	—
Paid by BKF Capital to Interlink	(39)	—	(4)	—

Billed (or accrued) to Interlink by BKF Capital	—	30	—	—
Paid by Interlink to BKF Capital	—	(30)	—	—
Balance at September 30,	$7	$—	$—	$—

Note 6 – Income Taxes

Income tax expense as a percentage of pre-tax income was 11.9% for the three months ended September 30, 2021, versus tax benefit of 154.2% for the comparable period in the prior year. Income tax expense as a percentage of pre-tax income was 20.8% for the nine months ended September 30, 2021 versus tax benefit of 139.2% for the comparable period in the prior year . Our income tax expense/benefit is primarily impacted by permanent taxable differences, the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryforwards (“NOLs”).

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

which we operate contain similar provisions and limitations. All of the remaining federal and state NOLs as of September 30, 2021 are subject to annual limitations due to the February 2010 ownership change.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of ROU assets and lease liabilities capitalized during the nine months ended September 30, 2021 and 2020 was 5.50% and 6.75%, respectively.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2021, we have not recognized any impairment losses for our ROU assets.

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

In June 2020, the Company entered into a sublease agreement to lease 4,351 square feet of space located in Irvine, California for approximately $6 thousand per month with 3 percent annual increases, plus common area maintenance costs. The lease term began July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration.

The Company leases a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2020, the Company renewed this lease for the period June 1, 2020 through May 31, 2022 for approximately $7 thousand per month through May 31, 2021 and increasing to approximately $8 thousand per month through May 31, 2022.

The Company leases a 275 square-foot engineering and administrative office in Singapore for approximately $1 thousand per month. This lease term ends May 2022.

The Company leases a 3,000 square-foot distribution facility in Hong Kong for approximately $2 thousand per month. This lease term ends April 2023.

The Company leases a 500 square-foot sales office in Tokyo, Japan for approximately $1 thousand per month. This lease term ends November 2022.

As of September 30, 2021, the Company had current and long-term lease liabilities of $150 thousand and $71 thousand, respectively, and ROU assets of $207 thousand. As of December 31, 2020, the Company had current and long-term lease liabilities of $219 thousand and $140 thousand, respectively, and ROU assets of $334 thousand. Future imputed interest as of September 30, 2021 totaled $10 thousand. The weighted average remaining lease term of the Company’s leases as of September 30, 2021 is 0.8 years.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2021 (remainder of year)	$49
2022	144
2023	38
2024	—
2025	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	231
Less: imputed interest	(10)
Present value of lease liabilities	$221

During the three months ended September 30, 2021, we recognized approximately $68 thousand in operating lease costs,including approximately $29 thousand in cost of revenue and approximately $39 thousand in operating expenses. During the three months ended September 30, 2020, we recognized approximately $77 thousand in operating lease costs, including approximately $29 thousand in cost of revenue and approximately $48 thousand in operating expenses.

During the nine months ended September 30, 2021, we recognized approximately $234 thousand in operating lease costs, including approximately $88 thousand in cost of revenue and approximately $146 thousand in operating expenses. During the nine months ended September 30, 2020, we recognized approximately $187 thousand in operating lease costs, including approximately $73 thousand in cost of revenue and approximately $114 thousand in operating expenses.

Litigation

We are not party to any legal proceedings as of September 30, 2021. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Note 8 – Subsequent Events

Series A Convertible Preferred Stock

On October 21, 2021, the Company entered into a securities purchase agreement with twenty one (21) investors, pursuant to which the Company sold to the investors an aggregate of one hundred twenty thousand (120,000) shares of its 8.0% Series A Convertible Preferred Stock, par value $0.01 per share, at an offering price of $25.00 per share, for gross proceeds of $3.0 million. Each share of Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $12.50 per common share, or 2.0 shares of common stock, at any time at the option of the holder, subject to certain customary adjustments. The Company may elect to automatically convert some or all of the Series A Convertible Preferred Stock into shares of common stock at any time on or after April 22, 2022 if the closing price of the common stock equals or exceeds $15.00 (120% of the initial conversion price) for at least 20 out of 30 consecutive trading days ending within five trading days prior to the notice of automatic conversion. The offering closed on October 22, 2021. After payment of placement agent cash fees and expenses of the offering, the Company received net proceeds of approximately $2.82 million. The securities purchase agreement allows for the sale by the Company of up to an additional 480,000 shares of Series A Convertible Preferred Stock at one or more subsequent closings within ninety (90) days of the initial closing date. Holders of the Series A Convertible Preferred Stock generally have no voting rights.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

On October 21, 2021, the Company filed the Certificate of Designations with the Secretary of State of the State of Nevada to establish the voting rights, powers, preferences and privileges, and the relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of the Series A Convertible Preferred Stock (“Certificate of Designations”). The Series A Convertible Preferred Stock will not be redeemable before April 22, 2022 except as described below upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations). The Company may redeem, at the Company’s option, the Series A Convertible Preferred Stock, in whole or in part, at a cash redemption price of $27.50 plus accrued and unpaid dividends beginning April 22, 2022 through October 21, 2023, at a cash redemption price of $28.125 plus accrued and unpaid dividends beginning October 22, 2023 through October 21, 2024, and, at a cash redemption price of $28.75 plus accrued and unpaid dividends beginning October 22, 2024. If the Company exercises the foregoing redemption right, holders of the Series A Convertible Preferred Stock will have the right to convert such shares into shares of common stock at the conversion price until the redemption date specified in the redemption notice delivered by the Company. However, at any time within sixty (60) days after the occurrence of a Fundamental Change, the Company may redeem, at the Company’s option, the Series A Convertible Preferred Stock, in whole or in part, at a cash redemption price of $27.50 plus accrued and unpaid dividends if the redemption date occurs from October 22, 2022 through October 21, 2023, at a cash redemption price of $28.125 plus accrued and unpaid dividends if the redemption date occurs from October 22, 2023 through October 21, 2024, and at a cash redemption price of $28.75 plus accrued and unpaid dividends, if the redemption date occurs on and after October 22, 2024. If the Company exercises the foregoing redemption right, holders of the Series A Convertible Preferred Stock will have the right to convert such shares into shares of common stock at the conversion price after the Fundamental Change but prior to the redemption date specified in the redemption notice delivered by the Company.

The Company entered into a registration rights agreement with the investors, dated October 22, 2021, pursuant to which the Company agreed to register for resale by the investors the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock. The Company has committed to file the registration statement no later than January 19, 2022 and to cause the registration statement to become effective no later than April 19, 2022. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to an investor would be 0.5% of the aggregate amount invested by such investor for each 30-day period, or pro rata portion thereof, during which the default continues.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County) and from our facility in Camarillo, California (Ventura County). We have established a Global Product Development and Materials Science Center in our Camarillo footprint. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI solutions. We also maintain a small embedded software and IoT application development center in Singapore. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of operations data for the periods indicated. The percentages in the table are based on net revenues.

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$2,223	100.0%	$1,548	100.0%	$5,855	100.0%	$4,941	100.0%
Cost of revenue	931	41.9%	737	47.6%	2,562	43.8%	2,173	44.0%
Gross profit	1,292	58.1%	811	52.4%	3,293	56.2%	2,768	56.0%
Operating expenses:
Engineering, research and development	105	4.7%	208	13.4%	554	9.5%	786	15.9%
Selling, general and administrative	928	41.7%	682	44.1%	2,407	41.1%	2,092	42.3%
Total operating expenses	1,033	46.5%	890	57.5%	2,961	50.6%	2,878	58.2%
Income (loss) from operations	259	11.7%	(79)	(5.1)%	332	5.7%	(110)	(2.2)%
Other income (expense):
Other income (expense), net	(6)	(0.3)%	(41)	(2.6)%	(25)	(0.4)%	(43)	(0.9)%
Income (loss) before income taxes	253	11.4%	(120)	(7.8)%	307	5.2%	(153)	(3.1)%
Income tax expense (benefit)	30	1.3%	(185)	(12.0)%	64	1.1%	(213)	(4.3)%
Net income	$223	10.0%	$65	4.2%	$243	4.2%	$60	1.2%

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue, net by the markets we serve is as follows:

	Three months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$557	25.1%	$319	20.6%	$238	74.6%
Medical	333	15.0%	16	1.0%	317	1,981.3%
Consumer	374	16.8%	375	24.2%	(1)	—%
Standard	959	43.1%	839	54.2%	120	14.3%
Revenue, net	$2,223	100.0%	$1,548	100.0%	$675	43.6%

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

Revenues were up in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 in the industrial and medical markets, and for our standard products. The increase in revenue from our industrial market customers was due to increased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The increase in revenue from our medical market customers was due to an increase in purchasing levels by these customers in the current year as compared to the pandemic-impacted levels in the prior year. The cyclical purchasing pattern of some of our larger customers affects our revenues on a quarterly basis. In the normal cycle, our larger customers tend to purchase in bulk quantities and consume these products over several financial reporting periods. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,292	58.1%	$811	52.4%	$481	59.3%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. The increase in gross profit for the three months ended September 30, 2021 as compared with the prior year was due to the increase in revenues, while gross margin percentage was positively impacted by changes in product mix and customer mix.

	Three months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$105	4.7%	$208	13.4%	$(103)	(49.5)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. Our R&D team focuses both on internal design development, as well as design development aimed at addressing customer design challenges, in order to develop our HMI solutions. Our engineering and R&D costs were down for the three months ended September 30, 2021 when compared with the prior year because we reduced costs and headcount at our Singapore R&D center as part of the transfer of the lab to Camarillo, California, and also due to receipt of a research incentive grant from the Singapore government that reduced expenses for 2021.

	Three months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$928	41.7%	$682	44.1%	$246	36.1%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2021 as compared with the prior year due to increases in sales, marketing, finance and administrative personnel, increase in legal and professional services costs, and an increase in costs associated with having relisted with Nasdaq during 2021.

	Three months ended September 30,
	2021		2020
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$30	11.9%	$(185)	154.2%	$215	nm	%

Income tax expense reflects statutory tax rates in the jurisdictions that we operate adjusted for book/tax differences. The tax expense (benefit) for the three month periods ended September 30, 2021 and 2020 was a result of taxable income (losses) in the domestic and foreign jurisdictions in which we operate, including the effects of permanent taxable differences.

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

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue, net by the markets we serve is as follows:

	Nine months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$1,529	26.1%	$1,204	24.4%	$325	27.0%
Medical	662	11.3%	540	10.9%	122	22.6%
Consumer	1,271	21.7%	823	16.7%	448	54.4%
Standard	2,393	40.9%	2,374	48.0%	19	0.8%
Revenue, net	$5,855	100.0%	$4,941	100.0%	$914	18.5%

Revenues were up in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 in all of the markets we serve. The increase in revenue from our industrial market customers was due to increased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The increase in revenue from our consumer market customers was due to an increase in purchasing levels on corresponding products and programs. The increase in revenue from our medical market customers was due to an increase in purchasing levels by these customers in the current year as compared to the pandemic-impacted levels in the prior year. In the normal cycle, some of our larger customers purchase in bulk quantities while their consumption of these products can straddle several financial reporting periods. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Nine months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,293	56.2%	$2,768	56.0%	$525	19.0%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. The increase in gross profit for the nine months ended September 30, 2021 as compared with the prior year was due to the increase in revenues, while gross margin percentage was relatively unchanged.

	Nine months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$554	9.4%	$786	15.9%	$(232)	(29.5)%

Our engineering and R&D costs were down for the nine months ended September 30, 2021 when compared with the prior year because we reduced costs and headcount at our Singapore R&D center as part of the transfer of the lab to Camarillo, California, and also due to receipt of a research incentive grant from the Singapore government that reduced expenses for 2021.

	Nine months ended September 30,
	2021		2020
		% of		% of
		Net		Net
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,407	41.1%	$2,092	42.3%	$315	15.1%

Selling, general and administrative expenses increased during the nine months ended September 30, 2021 as compared with the prior year due to increases in sales, marketing, finance and administrative personnel, and an increase in legal and professional services costs and filing fees associated with having relisted with Nasdaq during 2021, offset by the $186 thousand gain/benefit recorded for forgiveness of the Paycheck Protection Program (the “PPP”) loan in the first quarter of 2021.

	Nine months ended September 30,
	2021		2020
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$64	20.8%	$(213)	139.2%	$277	nm	%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions that we operate adjusted for book/tax differences. The tax expense (benefit) for the nine month periods ended September 30, 2021 and 2020 was a result of taxable income (losses) in the domestic and foreign jurisdictions in which we operate, including the effects of permanent taxable differences.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand and cash generated from operations. As of September 30, 2021, we had cash and cash equivalents of $6.647 million, working capital of $7.867 million, and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term marketable investments as of September 30, 2021. Of the $6.647 million of cash balances on hand, $2.565 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

During the second quarter of 2020, the Company received a loan in the aggregate principal amount of $186 thousand pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act. The full amount of the loan principal and interest was forgiven in the first quarter of 2021.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$639	$42
Net cash (used in) investing activities	(142)	(66)
Net cash provided by financing activities	—	186

Net Cash Provided By Operating Activities

For the nine months ended September 30, 2021, the $639 thousand of cash provided by operating activities was attributable to net income of $243 thousand, adjusted for non-cash charges of $235 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash provided by changes in operating assets and liabilities of $347 thousand.

For the nine months ended September 30, 2020, the $42 thousand of cash provided by operating activities was attributable to net income of $60 thousand, adjusted for non-cash charges of $253 thousand, and cash used in changes in operating assets and liabilities of $271 thousand.

Accounts receivable decreased slightly from $1,113 thousand at December 31, 2020 to $1,106 thousand at September 30, 2021 due to timing of shipments and payments during the third quarter of 2021 compared to the fourth quarter of 2020. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories decreased slightly from $866 thousand at December 31, 2020 to $807 thousand at September 30, 2021. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased from $392 thousand at December 31, 2020 to $325 thousand at September 30, 2021, and accounts payable and accrued liabilities increased from $578 thousand at December 31, 2020 to $685 thousand at September 30, 2021, primarily due to the timing of payment for purchases of materials and other services provided.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $142 thousand for the nine months ended September 30, 2021 consisted of purchases of property, plant, and equipment, primarily related to completion of the Global Product Development and Materials Science Center in our Camarillo footprint. Net cash used in investing activities of $66 thousand for the nine months ended September 30, 2020 consisted of legal costs related to securing patents on new products and processes developed thereunder.

Net Cash Provided By Financing Activities

There was no cash provided by or used in financing activities during the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2020 was attributable to proceeds from the PPP loan.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 17, 2021. There have been no material changes to such risk factors during the nine months ended September 30, 2021.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: November 4, 2021	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)