Form 10-K
period 2021-12-31
INTERLINK ELECTRONICS INC
filed 2022-03-29
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number 001-37659

INTERLINK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0056625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Jenner, Suite 200
Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(805) 484-8855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LINK	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,229,412, based on the closing price on that date.

As of March 29, 2022, the registrant had 6,602,498 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERLINK ELECTRONICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements concerning the following:

●	the impact of the coronavirus or COVID-19 pandemic on our worldwide operations and those of our business partners;
●	our ability to fund our planned operations and implement our business plan;
●	our future financial and operating results;
●	our plans regarding the use of proceeds from our equity financings and the expected duration of our capital resources;
●	our plans regarding future financings;
●	our hiring plans;
●	our business strategy;
●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
●	our dependence on growth in our customers’ businesses;
●	the effects of market conditions on our stock price and operating results;
●	our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;
●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;
●	our ability to introduce new products and bring them to market in a timely manner;
●	our ability to maintain, protect and enhance our intellectual property;
●	our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers;
●	the attraction and retention of qualified employees and key personnel;
●	the effects of increased competition in our market and our ability to compete effectively;
●	future acquisitions of or investments in complementary companies or technologies; and
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

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

PART I

ITEM 1.    BUSINESS

Our Company

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others.

Interlink has been a leader in the printed electronics industry for over 35 years with the commercialization of our patented Force-Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We invented FSR® technology and pioneered commercialization of printed electronics manufacturing, paving the way for industry-wide adoption of force sensing technology. Our extensive knowledge and experience with this technology, along with the firmware we incorporate in our HMI solutions, differentiates us from other providers of HMI solutions. We, along with our customers, incorporate our FSR® and force sensing sensors and modules into end user products. Our sensors and modules are used in electronics devices and systems where user input must be converted into useful output data. Our force sensing technology solution platforms enabled industry-first implementations in gaming, smartphone, rugged notebook, automotive cockpit and automotive entry applications. Consumer and end-user demand for enhanced user experience is driving the need for innovative multi-modal HMI technologies and applications. Force sensing input provides a critical novel modality that drives a paradigm shift in HMI.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We have established a Global Product Development and Materials Science Center in our Camarillo footprint. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI and sensing solutions. We also maintain a small embedded software and IoT application development center in Singapore, and we expect to launch an engineering, research and development center in the United Kingdom in 2022. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

The products and solutions that we design, develop and manufacture for HMI and IoT applications are primarily printed electronic products. Printed electronics is an additive manufacturing technology used to create electrical devices on various substrates. For over 35 years we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications. Printed electronic technologies are emerging as potential low-cost replacements to silicon-based electronics in many specific application areas. As reported by industry analyst group IDTechEx, printed force sensors alone already account for approximately 30% of printed sensor market share, and by 2025, the projected market for all printed sensor components is expected to surpass $8 billion. According to the IDTechEx study Printed, Organic and Flexible Electronics 2020-2030: Forecasts, Technologies, Markets, the total market for printed, flexible, and organic electronics will grow from $41.2 billion in 2020 to $74 billion in 2030. The majority of that is OLEDs (organic but not printed) and conductive ink used for a wide range of applications, however, stretchable electronics, logic and memory, thin film sensors have huge growth potential. As a member of OE-A, the Organic and Printed Electronics Association, we actively influence and contribute to the global landscape of printed electronics.

Internet-Of-Things -enabled intelligent sensing applications are gaining rapid commercial attention. Our sensing technology platforms are capable of providing the critical backbone for data sensing, measurement and analytics used in emerging wireless connectivity implementations in both short-range low-power wireless communications such as Bluetooth and long-range ultra low-power wireless communications such as LoRaWAN®.

Our Strategy

Our primary objective is to be the global leader and provider of multi-sensing based HMI technology solutions for the automotive, consumer electronics, medical and industrial automation markets. We also intend to utilize our role as a disruptive technology provider to bring our HMI solutions to new markets. To achieve our strategy, we intend to:

●	Expand our presence in the markets we occupy. We will continue to exploit new opportunities in the markets we occupy by leveraging our demonstrable success in the solutions we are providing today.

●	Expand into new and emerging markets. We are bringing our highly-successful product lines and technologies to markets previously unaware of the opportunities provided by force-sensing and related technology solutions.

●	Expand our presence with our current customers. We work with some of the world’s largest companies and most recognizable brands and are providing second and third generation turn-key solutions to meet their technology needs. We will continue to develop these existing relationships by working closely with our customers to understand how we can support their product and technology strategies and continue to be a trusted advisor.

●	Pursue a multi-technology roadmap. We utilize multiple technologies in our HMI solutions, and we will continue to invest in research and development (“R&D”) and expand our offerings to include resistive, piezo, capacitive and other emerging touch and sensing technologies. These will enable us to integrate our solutions and create the smart surfaces of the future. These may include haptic technology to enhance the user experience of these next generation technologies.

●	Pursue inorganic growth opportunities. In connection with our growth strategy, we will continue to evaluate potential acquisitions that provide us with relevant new technologies to add to our “technology toolbox.”

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support. Interlink benefits from its own world-class manufacturing facility in Shenzhen, China, allowing us to react quickly to customer needs, while ensuring the highest quality standards. We also maintain a technical sales force that can address new and existing customer opportunities worldwide. Our teams engage early in the development phase with our customers and we provide critical design inputs to ensure the solutions developed address the customer’s needs and meet their design goals and intent. We strive to solve our customers’ problems.

Our Technology Platforms and Products

Interlink was founded on the invention and commercialization of FSR® technology, the industry’s first force sensing solution using printed electronics manufacturing. As we transition from an FSR® sensor supplier to an HMI solutions provider, we pursue and embrace leading edge force sensing and related technology platforms. Our embedded software engineering team located in Singapore, along with our VP of Engineering & Advanced Materials and our expanding materials science and engineering team in Camarillo, California, are focused on strategic technology roadmaps, development of scalable technology platform architectures and pursuit of synergistic technology partnerships. We also expect to launch an engineering, research and development center in the United Kingdom in 2022. In an ever changing and competitive landscape, we are committed to staying ahead of the technology curve.

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

Our patented FSR® sensor technology consists of a bottom layer of conductor electrodes, a proprietary resistive material top layer and a separator between the two layers. An additional top layer that contains graphics and protects the sensor can also be added. FSR® sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where the design space is restricted, as in portable or wearable electronics. Our force sensing technology enables the sensor to be used for continuously variable control functions. For example, in a pointing device, increased pressure can be used to produce faster cursor movement. Unlike capacitive devices, an FSR® sensor’s performance is not impeded by the presence of moisture, dirt or dust, making the sensor suitable for use outdoors and in moist and other “hostile” environments. Our FSR® sensors have no moving parts, can be packaged in a sealed environment, and are low power and are less susceptible to false readings or unintended touches than capacitive sensors. We have developed sophisticated algorithms and firmware that allows our FSR® technology to become a complete solution delivering effective HMI functionality to our customers.

Custom Solutions

Interlink offers a comprehensive portfolio of standard solutions, from simple force sensors to multi-finger capable rugged trackpads. The largest part of our business, however, is the development and manufacture of custom solutions for our major customers. We offer full integration capability spanning initial concept to large volume manufacturing. Custom solutions can be a single or multi-technology platform to meet customer requirements and include both input and output technologies. We also offer full embedded firmware development and integration support. In many instances we work very closely with our OEM partners from the concept phase to ensure that our solutions are successfully integrated.

Standard Solutions

Our portfolio of standard solutions includes:

●	Our standard single zone FSR® sensors are the most versatile force sensing technology on the market today. These innovative sensors provide an inverse change in resistance in response to an increase or decrease in applied force. These provide engineers and designers with a durable, reliable, easy to measure, easy to integrate, thin-form factor and low-cost solution for HMI touch solutions and analog data capture for machines. FSR® sensors are available in a range of sizes, shapes and lengths and with several connection options. We also now offer them in different force sensing ranges, with the introduction of our FSR X® and FSR UX® range of standard sensors. These new sensors were developed in our material science development lab.

●	Force sensing linear potentiometers (“FSLP”) are sensors which can be used for menu navigation and control. Our use of force allows for high rate scrolling and a more intuitive user experience. The FSLP is an easy to integrate, high resolution, ultra-low power-based solution that brings intuitive user controls to reduced form factor hand-held consumer electronic devices. These sensors are available in multiple lengths. We also offer a ring sensor for full 360-degree position sensing. These sensors are designed to be integrated into a device’s host processor without the need for a dedicated microprocessor.

●	Our integrated mouse modules and pointing solutions can add touchpad or 360-degree pointing control to virtually any electronic device. Ranging from simple mouse button integration to NEMA rated (National Electrical Manufacturer Association) industrial pointing devices, these solutions are ideal for applications away from the desktop. The modules use FSR® technology and measurement firmware in a four-zone sensor or 4-wire resistive touchpad configuration along with a micro-controller to provide pressure sensitive cursor direction and speed control in a durable and easy to integrate form factor.

●	Piezoelectric sensors are an upcoming addition to our standard sensor portfolio. After highly successful custom implementation in automotive applications, we have developed a set of standard piezo sensors and development kit which will be launched in 2022. These sensors are polymeric piezoelectric sensors with a wide range of applications and uses such as; dynamic strain gauges, impact/force sensors, vital signs sensors, motion sensors, vibration sensors, accelerometers as well as solid state rugged switches. Many of these diverse applications modes require extensive domain knowledge for successful integration. Our expertise in this area will allow us to be a trusted advisor to help our customers develop specialized solutions and solve their integration challenges.

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

Our FSR® sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are currently conducted in-house at our U.S. and China manufacturing facilities to maintain quality and protect our force sensing technology from infringement. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR® sensors, require considerable domain knowledge expertise and know how. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2021, we held twenty-three (23) patents, and had fourteen (14) patents-pending. We group our patents into three general categories: sensors, which includes eight (8) patents expiring between 2022 and 2032; sensing systems, which includes four (4) patents expiring between 2029 and 2034; and human interface devices, which includes eleven (11) patents expiring between 2024 and 2036. Our intellectual property strategy involves filing patent applications in our strategic focus markets on a regular basis. We have also strengthened our patent portfolio to align with rapidly emerging market opportunities in IoT and smart surfaces. Our sensor fusion platform portfolio, for example, enables strategic pre-positioning in capturing intelligent multi-sensing applications including, for example, haptics. The will be enabled by emerging ultra low-power wireless technologies including WiFi, BLE, LoRaWAN®, as well as cellular technologies such as LTE-M and NB-IoT.

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

We offer a disruptive technology that is replacing outdated and undesirable approaches including switch technology. We often must convince companies to abandon older, proven but less elegant technologies and adopt our solutions. This change is supported by significant end-user demand for touch-sensitive solutions. We also compete against the highly commoditized capacitive sensing technology. However, our solutions are focused on providing functionality in situations where capacitive is not the appropriate solution, is unreliable or entirely unavailable. Our hybrid sensor fusion solutions better address our customers’ unique sensing and HMI challenges.

The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure. Our strategy of developing and offering more sophisticated solutions including smart surface for HMI applications will maintain our leading edge over our competitors.

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

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years and requires continued participation from our sales, engineering and management teams. Our sales cycle for our custom solutions generally includes the following two phases:

Design Opportunity to Design Win

●	Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s need.

●	A customer might select one of our standard solutions or a custom design might be required to fulfill the customer’s product needs. Custom solutions might require engineering design fees and tooling costs.

●	Product samples are provided to the customer and our team works with the customer to ensure product performance and address customer needs and specifications.

●	A firm commitment from a customer’s engineering and/or purchasing organization or pre-production orders indicate a design win. In most cases, we are a sole-source supplier to our customer and cannot be easily and/or quickly replaced once the product goes into production.

Mass Production

●	Once the customer has chosen our solution, they may move their product into the production phase. It may take several months or more to go from design win to production. Product lifespan varies dramatically depending on the marketplace and product. Consumer electronics may have a lifespan of six months to five years; industrial and automotive applications may continue for three to ten years, and medical product lifespans may continue past 20 years.

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

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, a trend we expect to continue. On a bill-to basis, international sales constituted 71% and 59% of our net revenues for the years ended December 31, 2021 and 2020, respectively, with sales in 2021 to customers in China, Japan, and Taiwan accounting for 29%, 16%, and 12% of net revenues, respectively.

Future sales of our products will be based on, among other elements, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

For the year ended December 31, 2021, we had three customers that represented 17.0%, 14.7% and 14.7% of net revenues, respectively, and have been customers of ours for 8 years, 32 years, and 9 years, respectively. These same three customers represented 17.4%, 15.8% and 11.6% of net revenues for the year ended December 31, 2020.

Manufacturing Operations and Principal Suppliers

We have our own modern manufacturing facility of approximately 14,476 square feet in Shenzhen, China that is ISO 9001, ISO 14001 and ISO 13485 certified. We plan to start the process of acquiring IATF 16949 certification in 2022 as our automotive customer base expands. We work hard to meet current environmental and sustainability standards required by our customers and legislation in various geographic markets. All products are RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) compliant. We also monitor all of our suppliers to ensure that Conflict Minerals are eliminated from our supply chain.

We purchase our materials from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components that meet technical specifications. We actively monitor these suppliers, but we are subject to substantial risks associated with the performance of our suppliers. We source certain of our components from single-suppliers, including multinational conglomerates Henkel, DuPont, Solvay, SABIC and 3M, which increases the risk of shortages and shipment delays and decreases our ability to negotiate with that supplier. Many of our products are subject to qualification testing and approval by our customers, which includes approval of the materials used in a customer’s product. These single-source materials, however, are available from other suppliers, and while their procurement from other sources likely would necessitate additional approvals from our customers and might result in short-term disruption to our business, we do have options to purchase single-sourced materials from alternative suppliers should the need arise.

Engineering, Research and Development

Rapid advancements in process technologies and increasing levels of functional integration characterize the market for our products. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, and to develop or acquire new technologies.

In 2021, we launched our new Global Product Development and Materials Science Center in Camarillo, California, where our VP of Engineering & Advanced Materials is located, along with other current and future resources. At this location, we focus on new product development including, among other areas, materials science and printed electronics. We also maintain a core embedded software engineering team in Singapore, and we expect to launch an engineering, research and development center in the United Kingdom in 2022.

We also operate an engineering center in our facility in Shenzhen, China, which is focused on sustaining engineering, customer support, quality control and new product introduction.

The global R&D team pursues scientific research, technology platform development and advanced product development in areas of materials science, printed electronics devices and manufacturing processes, and multi-disciplinary system engineering. The global R&D centers support strategic partnerships with key partners in electronics manufacturing services, digital manufacturing including 3D printing, and product development. This team also explores opportunities to work on government funded research projects that are aligned with our technology competencies.

Our Employees

As of December 31, 2021, we had 89 full-time employees worldwide. Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. In 2021, our top three customers accounted for 17.0%, 14.7% and 14.7% of our net revenues, respectively. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

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

Additionally, our sourcing operations may also be hurt by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) in countries in which our products are manufactured. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from our products. Furthermore, changes in U.S. trade policies, including new restrictions, tariffs or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international suppliers and materially adversely affect our business. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021. Depending on the continued extent and duration of these constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability (for example, the current conflict between Russia and Ukraine), physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) and other unforeseen or catastrophic events, could damage our manufacturing facilities or our vendors’ fulfillment centers or render them inoperable, making it difficult or impossible for us or our vendors to process customer orders for an extended period of time. For example, in March 2022, China imposed a multi-day lockdown in the city of Shenzhen due to a rise in the number of coronavirus cases, which required factories to close and disrupted our manufacturing operations in that city. The war between Russia and Ukraine and the resulting political uncertainty also could result in an increase in cyberattacks that could either directly or indirectly impact our operations. Such events may also result in delays in our or our vendors’ receipt of inventory and the delivery of merchandise between our customers, our stores and/or our partners and our distribution center and our vendors’ fulfillment centers. We or our vendors could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us or our vendors to reopen or replace our distribution center or any of their fulfillment centers.

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

Our ability to generate significant revenue from new markets will depend on various factors, including the following:

●	the development and growth of these markets;

●	the ability of our technologies and product solutions to address the needs of these markets;

●	the price and performance requirements of our customers and the preferences of end users; and

●	our ability to provide our customers with HMI solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.

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

Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay at any time. In order to meet the expectations of our customers, we must provide innovative HMI solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronson, a director, of Qualstar Corporation (OTCMKTS: QBAK) and BKF Capital Group, Inc. (OTCMKTS: BKFG). Mr. Bronson serves as President and Chief Executive Officer and as a director of Qualstar Corporation and as Chairman of the Board and Chief Executive Officer for BKF Capital Group, Inc., and Mr. Hoffman serves as Chief Financial Officer of each of Qualstar Corporation and BKF Capital Group, Inc.

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

Technology, both in our markets and in our customers’ markets, is undergoing rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, that we accomplish the following:

●	accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;

●	provide products that are not only technologically sophisticated and well supported but are also available at a price within market tolerances and competitive with comparable products;

●	establish and effectively defend our ownership on the intellectual property supporting our products; and

●	enter into relationships with other companies that have developed complementary technology on which our products also depend.

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

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers. The war between Russia and Ukraine and the resulting political uncertainty could result in an increase in cyberattacks that could either directly or indirectly impact our operations. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following:

●	expenses to rectify the consequences of the security breach or cyber-attack;

●	liability for stolen assets or information;

●	costs of repairing damage to our systems;

●	lost revenue and income resulting from any system downtime caused by such breach or attack;

●	loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack;

●	increased costs of cyber security protection;

●	costs of incentives we may be required to offer to our customers or business partners to retain their business; and

●	damage to our reputation.

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

Our common stock is quoted on The Nasdaq Capital Market, where the daily trading volume has been limited. This is due in part to the significant percentage (approximately 83% as of December 31, 2021) of our shares that are held by officers and directors and their affiliates.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of technology companies in general;

●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes or fluctuations in our results of operations;

●	failure of our results of operations to meet the expectations of securities analysts or investors;

●	actual or anticipated changes in the expectations of investors or securities analysts;

●	litigation involving us, our industry, or both;

●	regulatory developments in the United States, foreign countries, or both;

●	general economic conditions and trends;

●	major catastrophic events;

●	lockup releases, sales of large blocks of our common stock;

●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;

●	departures of key employees; or

●	an adverse impact on the company from any of the other risks cited herein.

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

The liquidation preference of the shares of our Series A Convertible Preferred Stock would reduce the amount available to our common stockholders in the event of our liquidation or winding up.

Holders of our Series A Convertible Preferred Stock have a liquidation preference equal to the greater of $25.00 per share plus any accrued and unpaid dividends, and such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock been converted into our common stock in the event of our liquidation or winding up. This means that those holders are entitled to receive the liquidation preference before any payment or other distribution of assets to our common stockholders, and the amount of any such payment or other distribution will be reduced by that amount.

The issuance of shares of common stock upon conversion of the Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing stockholders.

Our Series A Convertible Preferred Stock is presently convertible into 400,000 shares of common stock. The issuance of shares of common stock upon conversion of shares of our Series A Convertible Preferred Stock will result in dilution to the interests of other common stockholders.

Certain provisions in our Series A Convertible Preferred Stock may impact our ability to obtain additional financing in the future.

In addition to cash flows generated from operations, we may need to raise capital in the future through the issuance of capital stock. In order to issue any class of capital stock or series of preferred stock the terms of which expressly provide that such class or series will rank on parity with or senior to the Series A Convertible Preferred Stock upon our liquidation, winding-up or dissolution, we must obtain the affirmative consent of holders of a majority of the then-outstanding shares of our Series A Convertible Preferred Stock. If we are unable to obtain the consent of these stockholders in connection with future financings, we would be unable to issue capital stock that is on parity with or senior to the Series A Convertible Preferred Stock, which may prevent us from raising additional capital on acceptable terms, or at all.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owns approximately 82.5% of the outstanding shares of our common stock as of December 31, 2021. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from yours and he may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, our common stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and will be at the sole discretion of our board of directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

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

Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to take other corporate actions, including effecting changes in our management. These provisions include:

●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that a special meeting of stockholders may be called only by our board of directors, by majority vote, or by any shareholder or group of shareholders who own and have the right to vote more than 25% of our issued and outstanding securities, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	the ability of our board of directors, by majority vote, to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt.

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

Further, the COVID-19 pandemic has recently subjected our operations and financial performance to several risks, including those discussed below:

●	Operations-related risks: Our business is facing increased operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, and restrictions on the movement of people, both at our own offices and at those of our clients and suppliers. We have also experienced lower demand and volume for products and services, client requests for engagement deferrals or other contract modifications, and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our business. While these factors have begun to decline and projected demand for our products has stabilized, there can be no assurance that we will not again experience significant declines in product sales due to COVID-19.

●	Client-related risks: Our clients have been and will continue to be disrupted by quarantines and restrictions on employees’ ability to work and office closures. Such disruptions have and may continue to restrict our ability to provide products and services to our clients and have also and may continue to reduce demand for our products and services. In addition, COVID-19 has adversely affected the global economy and the economies and financial markets of many countries, which may result in further economic downturn that could affect demand for our products and services and impact our operations.

●	Employee-related risks: We have experienced and expect to continue to experience disruptions to our operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to deliver our products and services in a timely manner or meet milestones or customer commitments.

The full extent of the effect of the pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 continues to spread or re-emerges, particularly in the United States, Singapore and China where our operations are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

●	Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;

●	The failure of third parties on which we rely, including our suppliers, customers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default;

●	Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;

●	Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted;

●	Any accident, COVID-19 illness, or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, results of operations and financial condition;

●	Changes in prices of products and services may be impacted by worldwide demand and by the ongoing COVID-19 pandemic, and such price increases could materially increase our operating costs and adversely affect our profit margin;

●	Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;

●	Sudden and/or severe declines in the market price of our common stock; and

●	Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic likely will not be recoverable.

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

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue for the foreseeable future. The majority of our manufacturing is currently performed in China. Our international operations involve a number of risks, including with respect to:

●	import-export license agreements, tariffs, taxes and other trade barriers;
●	staffing and managing foreign operations;
●	securing credit and funding;
●	maintaining an effective system of internal controls at our foreign facilities;
●	collecting foreign receivables;

●	transfer pricing and other tax uncertainties;
●	currency exchange fluctuations;
●	reduced protection of intellectual property rights;
●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;
●	political and economic instability, and terrorism; and
●	transportation risks.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintain our principal office, totaling approximately 4,351 square feet, in Irvine, California, under a sub-lease that expires in May 2023. We also conduct engineering, assembly and prototyping capabilities in Camarillo, California, where we established a Global Product Development and Materials Science Center. We maintain additional leased spaces in several locations, including a production facility in Shenzhen, China, a satellite embedded electronics lab in Singapore, and regional offices in Hong Kong, Tokyo, and various other locations in the United States. In total, we lease approximately 23,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

We are not party to any material legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on The Nasdaq Capital Market under the symbol “LINK.”

Holders of Record

As of December 31, 2021, we had 26 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

Common Stock

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and will be at the sole discretion of our board of directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant.

Series A Convertible Preferred Stock

We have 200,000 shares of our Series A Convertible Preferred Stock outstanding, each of which currently is convertible into two shares of our common stock. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.16667 per month and $2.00 per annum per share, based on the $25.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears on the 15th day of each calendar month. Our board of directors commenced paying dividends on our Series A Convertible Preferred Stock in November 2021, and we expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under Nevada law.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.    RESERVED

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

Overview

Interlink Electronics, Inc. designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others.

Interlink has been a leader in the printed electronics industry for 35 years with the commercialization of our patented FSR® technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

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

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge HMI solutions that are seamless to deploy and perform flawlessly. We spent several years building a research and development (R&D) organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces. We have now shifted a majority of R&D and product development efforts to Camarillo, California, where we established a Global Product Development and Materials Science Center. We believe this increased presence in the U.S. will allow us to grow our business and be more closely aligned with current and future large-tier customers. We also expect to launch an engineering, research and development center in the United Kingdom in 2022. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the tables are based on net revenues.

	Year ended December 31,
	2021		2020
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$7,478	100.0%	$6,888	100.0%
Cost of revenue	3,420	45.7	2,986	43.4
Gross profit	4,058	54.3	3,902	56.6
Operating expenses:
Engineering, research and development	893	11.9	918	13.3
Selling, general and administrative	3,244	43.4	2,874	41.7
Total operating expenses	4,137	55.3	3,792	55.1
Income (loss) from operations	(79)	(1.1)	110	1.6
Other income (expense):
Other income (expense), net	(50)	(0.7)	(92)	(1.3)
Income (loss) before income tax expense	(129)	(1.7)	18	0.3
Income tax expense (benefit)	605	8.1	(95)	(1.4)
Net income (loss)	$(734)	(9.8)%	$113	1.6%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue, net by the markets we serve is as follows:

	Year ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$2,191	29.3%	$1,681	24.4%	$510	30.3%
Medical	1,102	14.7	1,082	15.7	20	1.8
Consumer	1,271	17.0	1,196	17.4	75	6.3
Automotive	14	0.2	—	—	14	nm
Standard	2,900	38.8	2,929	42.5	(29)	(1.0)
Revenue, net	$7,478	100.0%	$6,888	100.0%	$590	8.6%

We sell our custom products into the industrial, medical, consumer, and automotive markets. We sell our standard products through various distribution networks. The ultimate customer for standard products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life-cycles. Industrial and medical products generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

Revenues were up in 2021 compared to 2020 in the industrial and consumer markets, and were generally flat in the medical market, and for our standard products. The increase in revenue from our industrial market customers is due to increased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Year ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$4,058	54.3%	$3,902	56.6%	$156	4.0%

Our gross profit and gross margin are impacted by various factors including product mix, customer mix, volume, material costs, manufacturing efficiencies, facilities costs, compensation costs and provisions for excess and obsolete inventories. Although gross profit increased consistent with the increase in revenues, gross margin declined slightly due to changes in product and customer mix.

	Year ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$893	11.9%	$918	13.3%	$(25)	(2.7)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our HMI solutions, as well as design development aimed at addressing our customers’ unique design challenges.

Our engineering and R&D costs were down slightly when compared with the prior year. While headcount and related costs increased in both our Camarillo, California lab and our Singapore R&D center in 2021, our engineering and R&D costs were down on a year-over-year basis because of receipt of a research incentive grant from the Singapore government that reduced expenses for 2021.

	Year ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$3,244	43.4%	$2,874	41.7%	$370	12.9%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses increased as compared with the prior year driven by an increase in headcount and compensation for sales, marketing, finance and administrative personnel, and an increase in legal and other professional fees.

	Year ended December 31,
	2021		2020
		% of Pre-		% of Pre-
	Amount	tax Income	Amount	tax Income	Change	% Change

	(in thousands, except percentages)
Income tax expense (benefit)	$605	469.0%	$(95)	(527.8)%	$700	n/a

Tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. For 2021, the Company recorded an income tax provision comprised substantially of valuation allowance against domestic deferred tax assets due to recent history of U.S. taxable losses. For 2020, the Company recorded an income tax benefit for net losses in the U.S. that can be carried back for a refund of prior year taxes that were paid at higher U.S. tax rates and carried forward to offset future taxable income.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations and sales of equity securities. As of December 31, 2021, we had cash and cash equivalents of $10.8 million, working capital of $12.0 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2021. Of the $10.8 million of cash balances on hand, $2.4 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

In April 2020, the Company received a loan in the aggregate principal amount of $186 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan was evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which was to mature on April 20, 2022, and bore interest at a rate of 1.00% per annum, payable monthly following an initial deferral period as specified under the PPP. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. The full amount of the loan principal and interest was forgiven in February 2021.

During the fourth quarter of 2021, we sold 200,000 shares of our 8.0% Series A Convertible Preferred Stock at a price of $25.00 per share for gross proceeds to us of $5.0 million before placement agent fees and transaction expenses. Each share of Series A Preferred Stock is convertible into two shares of our common stock. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.16667 per month and $2.00 per annum per share, based on the $25.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears on the 15th day of each calendar month. Our board of directors commenced paying dividends on our Series A Convertible Preferred Stock in November 2021, and we expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under Nevada law.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$231	$39
Net cash (used in) investing activities	(159)	(90)
Net cash provided by financing activities	4,520	186

Net Cash Provided by Operating Activities

For the year ended December 31, 2021, the $231 thousand in net cash provided by operating activities was attributable to net loss of $(734) thousand, adjusted for non-cash charges of $819 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash from changes in operating assets and liabilities of $332 thousand.

For the year ended December 31, 2020, the $39 thousand in net cash provided by operating activities was attributable to net income of $113 thousand, adjusted for non-cash charges of $237 thousand, and cash used in changes in operating assets and liabilities of $311 thousand.

Accounts receivable decreased slightly from $1,113 thousand at December 31, 2020 to $1,080 thousand at December 31, 2021 due to timing of shipments and cash collections during the fourth quarter of 2021 compared to the fourth quarter of 2020. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories decreased from $866 thousand at December 31, 2020 to $814 thousand at December 31, 2021. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were generally unchanged during the year. Accounts payable and accrued liabilities increased from $578 thousand at December 31, 2020 to $845 thousand at December 31, 2021 primarily due to the timing of payment for purchases of materials, compensation, and other services.

Net Cash Used in Investing Activities

Net cash used in investing activities of $159 thousand for the year ended December 31, 2021 consisted primarily of capital expenditures related to completion of the Global Product Development and Materials Science Center in our Camarillo footprint. Net cash used in investing activities of $90 thousand for the year ended December 31, 2020 consisted primarily of legal costs related to securing patents on new product development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $4.5 million for the year ended December 31, 2021 was from our Series A Convertible Preferred Stock offering in which we raised gross offering proceeds of $5.0 million before reductions for selling commissions and costs. Net cash provided by financing activities of $186 thousand for the year ended December 31, 2020 related to our PPP loan.

Transactions with Related Parties

For a discussion of transactions with related parties, see Note 10, Related Party Transactions, of the notes to the consolidated financial statements, and Item 13, Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Inventory Valuation

Inventories are stated at lower of cost or net realizable value (“NRV”). Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions, technology changes, new product introductions, and changes in strategic business direction, and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or NRV, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and presented net of the allowance for credit losses. They do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for credit losses using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLINK ELECTRONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Interlink Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2021.

Irvine, CA

March 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interlink Electronics, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. & Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Realizability of deferred tax assets

As described in Notes 1 and 6 to the consolidated financial statements, the Company recognizes deferred income taxes for the effects of temporary differences between the tax basis of an asset or liability and their reported amounts in the accompanying consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

The primary procedures we performed to address this critical audit matter included:

●	Recalculating the mathematical accuracy of management’s accounting for the previously described taxes, which included supporting calculations, schedules, and reconciliations.
●	Reading and evaluating management’s documentation of the accounting for income taxes, including relevant significant accounting policies, and information obtained by management from third party tax specialists which details management’s basis for the accounting and impact to the consolidated financial statements.
●	Utilized with internal tax specialists in evaluating management’s calculation of its provision for income taxes and that the significant judgments used were applied consistently with the tax code.

/s/ RBSM LLP

We served as the Company’s auditor since 2017, which ended in 2021.

Larkspur, CA

March 16, 2021

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$10,777	$6,120
Restricted cash	5	5
Accounts receivable, net	1,080	1,113
Inventories	814	866
Prepaid expenses and other current assets	391	392
Total current assets	13,067	8,496
Property, plant and equipment, net	338	407
Intangible assets, net	131	195
Right-of-use assets	163	334
Deferred tax assets	8	527
Other assets	72	63
Total assets	$13,779	$10,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$338	$235
Accrued liabilities	507	343
Lease liabilities, current	138	219
PPP loan payable	—	186
Accrued income taxes	54	59
Total current liabilities	1,037	1,042

Long-term liabilities
Lease liabilities, long term	37	140
Total long-term liabilities	37	140
Total liabilities	1,074	1,182

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 and 0 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2021 ($5.0 million liquidation preference) and 2020, respectively	2	—
Common stock, $0.001 par value: 30,000 shares authorized, 6,602 and 6,601 shares issued and outstanding at December 31, 2021 and 2020, respectively	7	7
Additional paid-in-capital	62,552	57,966
Accumulated other comprehensive income	96	37
Accumulated deficit	(49,952)	(49,170)
Total stockholders’ equity	12,705	8,840
Total liabilities and stockholders’ equity	$13,779	$10,022

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020

	(in thousands, except per share data)

Revenue, net	$7,478	$6,888
Cost of revenue	3,420	2,986
Gross profit	4,058	3,902
Operating expenses:
Engineering, research and development	893	918
Selling, general and administrative	3,244	2,874
Total operating expenses	4,137	3,792
Income (loss) from operations	(79)	110
Other income (expense):
Other income (expense), net	(50)	(92)
Income (loss) before income taxes	(129)	18
Income tax expense (benefit)	605	(95)
Net income (loss)	$(734)	$113

Net income (loss) applicable to common stockholders	$(782)	$113
Earnings (loss) per common share, basic	$(0.12)	$0.02
Earnings (loss) per common share, diluted	$(0.12)	$0.02

Weighted average common shares outstanding - basic	6,601	6,586
Weighted average common shares outstanding - diluted	6,601	6,599

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2021	2020

	(in thousands)
Net income (loss)	$(734)	$113
Other comprehensive income, net of tax:
Foreign currency translation adjustments	59	130
Comprehensive income (loss)	$(675)	$243

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	—	$—	6,563	$7	$57,940	$(93)	$(49,283)	$8,571
Net income	—	—	—	—	—	—	113	113
Foreign currency translation adjustment	—	—	—	—	—	130	—	130
Stock-based compensation expense	—	—	38	—	26	—	—	26
Balance at December 31, 2020	—	—	6,601	7	57,966	37	(49,170)	8,840
Net (loss)	—	—	—	—	—	—	(734)	(734)
Issuance of preferred stock	200	2	—	—	4,566	—	—	4,568
Preferred stock dividends	—	—	—	—	—	—	(48)	(48)
Foreign currency translation adjustment	—	—	—	—	—	59	—	59
Stock-based compensation expense	—	—	1	—	20	—	—	20
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(734)	$113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	281	293
Stock-based compensation expense	20	26
Loss on disposal of property, plant and equipment	14	—
Gain on forgiveness of PPP loan	(186)	—
Operating leases, other	(15)	9
Deferred income taxes	519	(91)
Changes in operating assets and liabilities:
Accounts receivable	33	(383)
Inventories	66	99
Prepaid expenses and other assets	(7)	(62)
Accounts payable	88	(31)
Accrued liabilities	150	32
Accrued income taxes	2	47
Deferred revenue	—	(13)
Net cash provided by operating activities	231	39
Cash flows from investing activities:
Property, plant and equipment	(159)	(7)
Intangible assets	—	(83)
Net cash used in investing activities	(159)	(90)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of $432 of issuance costs	4,568	—
Payment of dividends on preferred stock	(48)	—
Proceeds from PPP loan	—	186
Net cash provided by financing activities	4,520	186

Effect of exchange rate changes on cash	65	146
Net increase in cash, cash equivalents, and restricted cash	4,657	281
Cash, cash equivalents and restricted cash, beginning of period	6,125	5,844
Cash, cash equivalents and restricted cash, end of period	$10,782	$6,125

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$10,777	$6,120
Restricted cash, end of period	5	5
Cash, cash equivalents and restricted cash, end of period	$10,782	$6,125

Supplemental disclosure of cash flow information:
Income taxes paid	$138	$137
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$50	$334

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California, our Global Product Development and Materials Science Center and our distribution and logistics center in Camarillo, California, our printed-electronics manufacturing facility in Shenzhen, China, our engineering, research and development center in Singapore, and our distribution and logistics center in Hong Kong. We also maintain a technical and sales office in Japan, and we expect to launch an engineering, research and development center in the United Kingdom in 2022. Our principal executive office is located at 1 Jenner, Suite 200, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our reporting currency is the United States dollar.

Our consolidated financial statements include the accounts of Interlink Electronics, Inc. and our subsidiaries in China, Hong Kong, Singapore, and the United Kingdom. All intercompany accounts and transactions were eliminated in consolidation.

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency for our Hong Kong, Singapore and United Kingdom subsidiaries is the United States dollar. However, our Hong Kong, Singapore, and United Kingdom subsidiaries also transact business in their local currency. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods. Foreign currency transaction and remeasurement gains and losses are included in results of operations within other income (expense), net, for which losses of $40 thousand and $104 thousand were recorded in the years ended December 31, 2021 and 2020, respectively.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force sensing technology solutions.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for credit losses, inventory valuation reserves, warranty reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps; (i) identify the contracts(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred until the earnings process is complete.

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

Warranty

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. Warranty claims charges are recorded within cost of revenue as claims are incurred and honored. At each reporting period, we adjust our reserve for warranty claims (as either a charge or benefit to cost of revenue) based on our actual warranty claims experience as a percentage of net revenue during the preceding 24 months, as an estimation of the total future warranty claims expected to be incurred and honored for goods sold through the end of the reporting period. We also consider the effect of known operations issues that may have an impact that differs from historical trends. Historically, our warranty returns have not been material.

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

Other Income (Expense), Net

Other income (expense), net, consists of interest income, foreign currency exchange gains and losses and other non-operating gains and losses.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all components of comprehensive income (loss), including net income (loss) and any changes in equity during the period from transactions and other events and circumstances generated by non-owner sources.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders (i.e., net income (loss) adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of diluted common shares, which is inclusive of common stock equivalents from unexercised stock options, unvested restricted stock units, and shares issuable upon conversion of convertible preferred stock. Unexercised stock options, unvested restricted stock units, and convertible preferred stock are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

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

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts. Investments with original maturity dates less than 90 days are classified as cash equivalents. Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash. All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China, Hong Kong and Singapore. Our balances in each country were insured at the maximum limit determined by each country. In the U.S., we had approximately $8.2 million and $3.9 million in excess of the Federal Deposit Insurance Corporation limit of $250 thousand per depositor, per insured bank at December 31, 2021 and 2020, respectively. Approximately $1.9 million and $1.2 million held in banks in China at December 31,

2021 and 2020, respectively, was not insured. Approximately $296 thousand and $149 thousand held in banks in Singapore at December 31, 2021 and 2020, respectively, was not insured. Approximately $202 thousand and $386 thousand held in banks in Hong Kong at December 31, 2021 and 2020, respectively, was not insured.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and presented net of the allowance for credit losses. Our receivables do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as specific customer historical experience and credit quality, overall historical data, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for credit losses using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or net realizable value (NRV). Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased materials and outsourced assembly. NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such product in the ordinary course of business.

We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes; new product introductions; and changes in strategic business direction. Estimates by their very nature include elements that are uncertain. In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stocking units Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of revenues sold in the period the revision is made.

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

Intangible Assets, Net

Our intangible assets consist primarily of patents and trademarks and are carried at cost less accumulated amortization. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that an impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. As of December 31, 2021, we have not recognized any impairment losses for our intangible assets. Currently, we do not have goodwill or indefinite-lived intangible assets.

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

Subsequent Events

The Company has evaluated subsequent events through March 29, 2022, being the date these consolidated financial statements were issued. Subsequent to December 31, 2021, the Company used cash to purchase approximately $1.9 million of marketable securities.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2021	2020

Inventories	(in thousands)
Raw materials	$447	$520
Work-in-process	209	246
Finished goods	158	100
Total inventories	$814	$866

	December 31,	December 31,
	2021	2020

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,696	$1,662
Leasehold improvements	444	538
	2,140	2,200
Less: accumulated depreciation	(1,802)	(1,793)
Total property, plant and equipment, net	$338	$407

Depreciation expense totaled $216 thousand and $233 thousand in 2021 and 2020, respectively.

	December 31,	December 31,
	2021	2020

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(527)	(463)
Total intangibles, net	$131	$195

Amortization expense totaled $65 thousand and $60 thousand in 2021 and 2020, respectively. Future amortization on existing intangibles over the next five years is as follows:

Years ending December 31,	(in thousands)
2022	$55
2023	42
2024	27
2025	7
2026	—
Thereafter	—
$131

	December 31,	December 31,
	2021	2020

Accrued liabilities	(in thousands)
Accrued warranty	$3	$7
Accrued wages and benefits	402	180
Accrued vacation	82	110
Accrued other	20	20
Total accrued liabilities	$507	$343

Note 3 - Series A Convertible Preferred Stock

In October and November 2021, the Company sold to investors in a private placement exempt from registration under the Securities Act of 1933, as amended, an aggregate of 200,000 shares of its 8.0% Series A Convertible Preferred Stock, par value $0.01 per share, at an offering price of $25.00 per share, for gross proceeds of $5.0 million. After payment of placement agent cash fees and expenses of the offering, the Company received net proceeds of approximately $4.6 million.

Holders of the Series A Convertible Preferred Stock generally have no voting rights. Dividends on the Series A Convertible Preferred Stock accrue daily and are payable monthly in arrears on the 15th day of the calendar month, at the rate of 8.0% per annum of its liquidation preference, which is the equivalent to $2.00 per annum per share. Each share of Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $12.50 per common share, or 2.0 shares of common stock, at any time at the option of the holder, subject to certain customary adjustments. Holders of Series A Convertible Preferred Stock do not participate in common stock dividends, but such common stock dividends if and when declared would reduce the conversion price at which shares of Series A Convertible Preferred Stock would convert into common stock. The Company may elect to automatically convert some or all of the Series A Convertible Preferred Stock into shares of common stock at any time on or after April 22, 2022 if the closing price of the common stock equals or exceeds $15.00 (120% of the initial conversion price) for at least 20 out of 30 consecutive trading days ending within five trading days prior to the notice of automatic conversion. The Series A Convertible Preferred Stock will not be redeemable before April 22, 2022 except as described below upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations). The Company may redeem, at the Company’s option, the Series A Convertible Preferred Stock, in whole or in part, at a cash redemption price of $27.50 plus accrued and unpaid dividends beginning April 22, 2022 through October 21, 2023, at a cash redemption price of $28.125 plus accrued and unpaid dividends beginning October 22, 2023 through October 21, 2024, and, at a cash redemption price of $28.75 plus accrued and unpaid dividends beginning October 22, 2024. If the Company exercises the foregoing redemption right, holders of the Series A Convertible Preferred Stock will have the right to convert such shares into shares of common stock at the conversion price until the redemption date specified in the redemption notice delivered by the Company. However, at any time within sixty (60) days after the occurrence of a Fundamental Change, the Company may redeem, at the Company’s option, the Series A Convertible Preferred Stock, in whole or in part, at a cash redemption price of $27.50 plus accrued and unpaid dividends if the redemption date occurs from October 22, 2022 through October 21, 2023, at a cash redemption price of $28.125 plus accrued and unpaid dividends if the redemption date occurs from October 22, 2023 through October 21, 2024, and at a cash redemption price of $28.75 plus accrued and unpaid dividends, if the redemption date occurs on and after October 22, 2024. If the Company exercises the foregoing redemption right, holders of the Series A Convertible Preferred Stock will have the right to convert such shares into shares of common stock at the conversion price after the Fundamental Change but prior to the redemption date specified in the redemption notice delivered by the Company.

The Company entered into a registration rights agreement with the investors, pursuant to which the Company agreed to register for resale by the investors the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock. The registration statement was filed on December 10, 2021, and was declared effective on December 21, 2021.

Note 4 - Stock-Based Compensation

Under the terms of our 2016 Omnibus Incentive Plan, directors, officers and key employees could be granted restricted stock units and stock awards, as well as non-qualified or incentive stock options, at the discretion of the Compensation Committee of the Board of Directors.

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

As of December 31, 2021, there were no stock-based compensation awards outstanding. The stock-based compensation expense recorded in the year ended December 31, 2021 was for shares of common stock issued to members of the Board of Directors as partial compensation for their service as a director. The stock-based compensation expense recorded in the year ended December 31, 2020 was from a legacy restricted stock award that became fully vested in that year.

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, restricted stock units, and common shares issuable upon conversion of convertible preferred stock using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2021	2020

	(in thousands, except per share data)
Net income (loss)	$(734)	$113
Less: Preferred stock dividends	(48)	—
Net income (loss) applicable to common stockholders	$(782)	$113

Weighted average common shares outstanding – basic	6,601	6,586
Dilutive potential common shares from stock options, restricted stock units, and convertible preferred stock	—	13
Weighted average common shares outstanding – diluted	6,601	6,599

Earnings (loss) per common share, basic	$(0.12)	$0.02
Earnings (loss) per common share, diluted	$(0.12)	$0.02

Shares subject to anti-dilutive stock options and restricted stock units excluded from calculation	—	3
Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	—

Note 6- Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Income (loss) before income taxes:
Domestic	$(921)	$(859)
Foreign	792	877
	$(129)	$18

Income tax provision (benefit) consists of the following for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Income tax provision (benefit):
Current
Federal	$(113)	$(190)
State	1	1
Foreign	198	194
Total current	86	5
Deferred:
Federal	267	(7)
State	253	(86)
Foreign	(1)	(7)
Total deferred	519	(100)
Total income tax provision (benefit)	$605	$(95)

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2021		2020
	$	%	$	%

	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$(27)	21.0%	$4	21.0%
State tax expense net of federal tax benefit	(63)	49.0	(66)	(366.7)
Foreign taxes	24	(18.5)	24	133.3
Other	42	(33.1)	(57)	(316.7)
Change in valuation allowance	629	489.0	—	—
Income tax provision (benefit)	$605	470.6%	$(95)	(527.8)%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2021	2020

	(in thousands)
Deferred taxes, net
Net operating loss carryforward	$469	$324
Accruals	22	22
Reserves	9	11
Property, plant and equipment, and intangible assets	48	28
Stock-based compensation expense	85	132
Other	4	10
Total deferred tax assets	637	527
Valuation allowance	(629)	—
Net deferred tax assets	$8	$527

Deferred taxes are recorded for the following net operating losses (“NOLs”) that can be used in future tax years:

	December 31,
	2021	2020

	(in millions)
Net operating losses
Federal	$1.1	$0.9
State	3.2	2.0
Foreign	0.0	0.0
	$4.3	$2.9

The federal and state NOLs expire at various dates between 2022 through 2040. Foreign NOLs are related to the jurisdictions of Singapore and Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of December 31, 2021, $32.3 million of the federal NOLs and $14.0 million of the state NOLs are subject to annual limitations due to the February 2010 ownership change, at approximately $71 thousand per year. Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote-off the related deferred tax assets during the year ended December 31, 2015. Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense. At December 31, 2021, the gross NOLs without regard to this permanent write-off is $31.5 million for federal and $13.2 million for state. A roll-forward of the NOLs for which deferred tax assets are now recorded is as follows:

	Year Ended
	December 31,
	2021	2020

	(in millions)
Net operating losses
Balance at January 1,	$2.9	$1.8
NOL generated (utilized)	1.4	1.1
NOL expired unused	—	—
Other, including changes in foreign exchange rates	—	—
Balance at December 31,	$4.3	$2.9

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at December 31, 2021, while no valuation allowance on foreign deferred tax assets was necessary at December 31, 2021. One objective negative piece of evidence we evaluated was our cumulative domestic loss incurred over the three-year period ended December 31, 2021. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $629 thousand was recorded against our domestic deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of the $10.8 million of cash balances on hand at December 31, 2021, $2.4 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns after 2017 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Generally, state and foreign income tax returns after 2016 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

Note 7 - Significant Customers, Concentrations of Credit Risk and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Year ended December 31,
	2021	2020
Customer A	17%	17%
Customer B	15%	16%
Customer C	15%	12%

Net revenues by geographic area are as follows:

	Year ended December 31,
	2021	2020

	(in thousands)
United States	$2,185	$2,832
Asia and Middle East	4,724	3,575
Europe and other	569	481
Revenue, net	$7,478	$6,888

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At December 31, 2021, three customers accounted for 39%, 18%, and 12% of total accounts receivable. At December 31, 2020, two customers accounted for 47% and 22% of total accounts receivable. Our allowance for doubtful accounts was $0 at both December 31, 2021 and 2020.

Our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2021	2020

	(in thousands)
United States	$536	$1,194
Asia	176	332
Total long-lived assets	$712	$1,526

Note 8 – Retirement Savings Plan

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute between 1% and 60% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits. The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $500. All contributions, including the Company match, are vested immediately. Our matching contributions to the plan were $5 thousand and $3 thousand in 2021 and 2020, respectively.

Note 9 – Paycheck Protection Program Loan

In April 2020, the Company received a loan in the aggregate principal amount of $186 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan was evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which was to mature on April 20, 2022, and bore interest at a rate of 1.00% per annum, payable monthly following an initial deferral period as specified under the PPP. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. The full amount of the loan principal and interest was forgiven in February 2021. Forgiveness of the PPP loan resulted in contra-expense of $186 thousand being recorded in selling, general and administrative expense during the year ended December 31, 2021.

Note 10 - Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use of a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Year ended December 31,
	2021		2020
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$52	$34	$24	$12

Billed (or accrued) to Qualstar by Interlink	892	—	645	—
Paid by Qualstar to Interlink	(860)	—	(617)	—

Billed (or accrued) to Interlink by Qualstar	—	102	—	123
Paid by Interlink to Qualstar	—	(128)	—	(101)
Balance at December 31,	$84	$8	$52	$34

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We previously had a facilities agreement with BKF Capital under which BKF Capital was allowed to use a portion of our Irvine, California office facility, for which we had agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide certain operational and general and administrative services to the other entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Year ended December 31,
	2021		2020
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$—	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	81	—	6	—
Paid by BKF Capital to Interlink	(69)	—	(6)	—

Billed (or accrued) to Interlink by BKF Capital	—	60	—	—
Paid by Interlink to BKF Capital	—	(60)	—	—
Balance at December 31,	$12	$—	$—	$—

Note 11 – Commitments and Contingencies

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of ROU assets and lease liabilities capitalized during the years ended December 31, 2021 and 2020 was 5.50% and 6.75%, respectively.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2021, we have not recognized any impairment losses for our ROU assets.

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

As of December 31, 2021, the Company had current and long-term lease liabilities of $138 thousand and $37 thousand, respectively, and ROU assets of $163 thousand. As of December 31, 2020, the Company had current and long-term lease liabilities of $219 thousand and $140 thousand, respectively, and ROU assets of $334 thousand. Future imputed interest as of December 31, 2021 totaled $7 thousand. The weighted average remaining lease term of the Company’s leases as of December 31, 2021 is 0.6 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2022	$144
2023	38
2024	—
2025	—
2026	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	182
Less: imputed interest	(7)
Present value of lease liabilities	$175

During the year ended December 31, 2021, we recognized approximately $294 thousand in operating lease costs, including approximately $122 thousand in cost of revenue and approximately $172 thousand in operating expenses. During the year ended December 31, 2020, we recognized approximately $263 thousand in operating lease costs, including approximately $98 thousand in cost of revenue and approximately $165 thousand in operating expenses.

Litigation

We are not party to any material legal proceedings at December 31, 2021. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

We have also entered into an employment agreement with Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer. This agreement contains certain severance and change in control obligations. Under the agreement, if Mr. Bronson’s employment is terminated due to his death or disability (as such terms are defined in the agreement), Mr. Bronson or his beneficiaries will be entitled to receive: (i) his base compensation to the end of the monthly pay period immediately following the date of termination; (ii) accrued bonus payments; and (iii) all unvested equity and/or options issued by the Company shall immediately fully vest. If Mr. Bronson’s employment is terminated by him for good reason (as such term is defined in the agreement), or by us without cause, then Mr. Bronson will be entitled to receive: (i) his base compensation to the date of termination; (ii) a severance payment equal to twelve months of his base compensation; (iii) any earned bonus compensation; (iv) employee benefits for twelve months following the date of termination; (v) any vested company 401(k) match or other retirement contribution; and (vi) all unvested equity and/or options issued by the Company shall immediately fully vest.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption established for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DICLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of four members. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

The following table provides information regarding our directors and executive officers as of December 31, 2021:

Name	Age	Company Position
Steven N. Bronson	56	Chairman of the Board, President, and Chief Executive Officer
Ryan J. Hoffman	43	Chief Financial Officer and Secretary
Gene Chen, PhD	50	Vice President of Engineering & Advanced Materials
Joy C. Hou	46	Director
David J. Wolenski	60	Director
Maria N. Fregosi	56	Director

Executive Officers

Steven N. Bronson. Mr. Bronson has over 37 years of business and entrepreneurial experience. His successful background in investment banking, operations, and management has led him to acquire meaningful stakes in several promising technology companies and assuming CEO roles. Mr. Bronson became the Chairman and CEO of Interlink Electronics in 2010. Less than a year later, in 2011, he also took on the role of President, bringing both his operational and financial expertise to the company. Since successfully returning Interlink's business to profitability, Mr. Bronson has focused on strategic matters, mission-critical decisions, and the identification of potential acquisitions and business partnership opportunities.

In July 2013, Mr. Bronson assumed the positions of President and CEO of Qualstar Corporation (OTCMKTS: QBAK)—a high-quality tape library manufacturer—and its subsidiary N2Power, a manufacturer of high efficiency power supplies for diverse electronics industries. He immediately initiated a turnaround strategy, implementing cost-cutting measures and aggressive sales efforts. Since October 2008, Mr. Bronson has held the position of Chairman, President, and CEO of BKF Capital Group, Inc. (OTCMKTS: BKFG) a publicly traded company operating through its wholly-owned subsidiaries, BKF Asset Holdings, Inc., which invests in publicly and privately owned businesses, and Bronson Financial LLC, a FINRA member investment banking firm (providing M&A advisory and capital raising services to lower and middle-market companies). In addition, Mr. Bronson served on the board of Mikron Infrared Instruments, Inc. from September 1996 to July 2000. During a restructuring period spanning August 1998 to May 1999, he was appointed Mikron’s Chairman and CEO. Mr. Bronson led the effort of recruiting a top-notch management team, eventually increasing the company’s revenue by 500 percent; it was sold in April 2007. Mr. Bronson is also the Chairman, President, and Chief Executive Officer of Ridgefield Acquisition Corp. (OTCMKTS: RDGA) since 1996. Ridgefield Acquisition Corp. is a public shell that is seeking a merger, acquisition, or business combination with a viable operating entity.

Mr. Bronson currently holds the Series 4, 7, 24, 27, 53, 55, and 79 licenses.

Ryan J. Hoffman. Mr. Hoffman has served as our Chief Financial Officer since November 2020, joining Interlink with more than two decades of auditing and professional services experience accrued at two top global public accounting firms. He previously spent 16 years at the accounting firm RSM US LLP and was a partner there for his last five years. At RSM, he successfully led audits of global companies in industries that include technology, consumer products, and manufacturing, and cultivated a specialization in software and multiple-element revenue recognition accounting and auditing. Prior to that, he worked for the Big Four accounting firm Ernst & Young. Mr. Hoffman graduated with a degree in accounting from Chapman University and is a licensed CPA. He is also the Chief Financial Officer of Qualstar Corporation (OTCMKTS: QBAK) and BKF Capital Group, Inc. (OTCMKTS: BKFG).

Gene Chen, PhD. Dr. Chen joined Interlink in May 2021 as our Vice President of Engineering & Advanced Materials. Dr. Chen has more than two decades of experience in advanced materials and electronic devices and has taken leadership roles in a wide variety of technical fields, including force sensing and human machine interface (HMI) technology. Prior to joining Interlink, from 2016 to 2021 he was CTO at force sensor company New Degree Technology, where he led its R&D and product development teams. Prior to that, he is the founding member of Pixelligent Technologies, LLC and served as VP of Engineering from 2009 to 2016. His diverse, interdisciplinary background has also included roles managing projects working on nanomaterials and advanced materials for applications ranging from LEDs and OLEDs to semiconductors to dielectric coatings for spaceships. Dr. Chen has also served on numerous grant review panels for the National Science Foundation and Department of Energy. Dr. Chen earned a doctorate of philosophy in electrical engineering – focusing on electro-physics and microelectronics – from the University of Maryland, College Park. An active member of the scientific community, he holds 14 patents, has published 17 scientific papers, and has sat on multiple peer review panels. Dr. Chen leads Interlink’s R&D and materials science laboratory in Camarillo, California, and directs Interlink’s global engineering team.

Non-Employee Directors

Maria N. Fregosi. Ms. Fregosi joined our board of directors in February 2021. Ms. Fregosi is Chief Investment Officer of Home Point Capital Inc. (NASDAQ:HMPT), a leading residential mortgage originator and servicer, where she is responsible for managing and monitoring the company’s investments. Ms. Fregosi is a founding member of Home Point Capital, and previously served as its Chief Financial Officer from 2018 to 2020 as well as its Chief Strategy Officer and Chief Capital Markets Officer from 2015 to 2018. Ms. Fregosi has served as a member of the Board of Home Point Mortgage Acceptance Corp. since 2020. Prior to joining Home Point Capital, Ms. Fregosi served as Chief Capital Markets Officer for Hamilton Group Funding, a retail mortgage loan originator. In addition, Ms. Fregosi previously served as the Chief Operating Officer and Chief Compliance Officer of Catalyst Financial, a full-service value-based investment banking firm, and simultaneously the Chief Operating Officer for BKF Capital Group, Inc., a publicly traded investment company founded by Steven Bronson, our Chief Executive Officer. Ms. Fregosi also served as Chief Operating Officer and Chief Financial Officer of Client First Settlement Funding, a boutique specialty finance company, and as an Executive Vice President at ABN AMRO Bank. Ms. Fregosi holds a Master of Business Administration in Finance from the University of Rochester’s Simon School and is a Summa Cum Laude graduate with a Bachelor of Arts in Economics from SUNY Buffalo State College.

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

David J. Wolenski. Mr. Wolenski joined our board of directors in June 2020. He currently serves as President and on the Board of Directors of Electro-Mechanical Products, Inc., a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the semiconductor, laser, and medical device industries. From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB: OZOA), a publicly-traded company that produced robotic workstations for the electronics industry. As Chief Executive Officer, he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001. From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance. Mr. Wolenski currently serves on the board of directors of Qualstar Corporation (OTCMKTS: QBAK), a position he has held since 2013. His past board affiliations have included OZO Automation, Inc., where he was a director from 1996 to 1999, and Bio-Medical Automation, Inc., where he was a director from 1999 to 2000. Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).

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

Ms. Fregosi, Mr. Wolenski and Ms. Hou, each of whom is a non-employee member of our board of directors, serve on our audit committee. Our board of directors has determined that each of the members of the audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC as well as those applicable to companies listed on The Nasdaq Stock Market. Our board of directors also has determined that Ms. Fregosi qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of Nasdaq.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2021 and 2020. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Exchange Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this proxy statement, these three officers are referred to as our “named executive officers.”

				All Other
		Salary	Bonus(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)
Steven N. Bronson	2021	300,000	100,000	1,677	401,677
Chief Executive Officer, President, and Chairman of the Board	2020	300,000	—	1,677	301,677

Ryan J. Hoffman(3)	2021	94,379	50,000	697	145,076
Chief Financial Officer	2020	12,079	—	16	12,095

Gene Chen, PhD(4)	2021	103,713	10,000	250	113,963
Vice President of Engineering & Advanced Materials	2020	—	—	—	—
(1)	Consists of discretionary cash bonuses awarded by our compensation committee.

(2)	Consists of the taxable cost of group term life insurance coverage, 401(k) employer matching contributions, and other miscellaneous compensation.

(3)	Mr. Hoffman joined Interlink in November 2020. Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation and BKF Capital Group, Inc. Accordingly, a portion his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to Interlink, Qualstar Corporation, and BKF Capital Group, Inc. The amounts presented in this table represent the net portion of his compensation charged to and incurred by Interlink.

(4)	Dr. Chen joined Interlink in May 2021.

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

Ryan J. Hoffman

We entered into an employment arrangement with Ryan J. Hoffman, our Chief Financial Officer, in November 2020. The employment arrangement provides for an annual base salary, which currently is $190,000 and a discretionary annual bonus. Because Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation and BKF Capital Group, Inc., a portion his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to Interlink, Qualstar Corporation, and BKF Capital Group, Inc. Mr. Hoffman’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Mr. Hoffman is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

Gene Chen, PhD

We entered into an employment arrangement with Dr. Chen, our Vice President of Engineering & Advanced Materials, in May 2021. The employment arrangement provides for an annual base salary, which currently is $165,000 and a discretionary annual bonus. Dr. Chen’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Dr. Chen is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2021.

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

Non-Employee Director Compensation

Director Compensation Table

The following table details the total compensation earned by our non-employee directors in fiscal year 2021:

	Fees Earned or
	Paid in Cash	Stock Awards(1)	Total
Director	($)	($)	($)
Joy C. Hou(2)	15,000	5,000	20,000
David J. Wolenski(2)	15,000	5,000	20,000
Maria N. Fregosi(2)(3)	8,750	10,000	18,750
(1)	Represents awards of our common stock. These amounts represent the grant date fair value of the stock awards granted in fiscal year 2021 determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the director, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

(2)	On July 16, 2021, each of Ms. Hou, Mr. Wolenski and Ms. Fregosi received 535 shares of our common stock as partial payment of their annual compensation for service on our board of directors.

(3)	Ms. Fregosi became a director in February 2021. Ms. Fregosi received an initial award of 343 shares of our common stock in March 15, 2021 as part of her initial compensation for joining our board of directors.

No director held stock options or restricted stock awards as of December 31, 2021.

Outside Director Compensation Policy

Our board of directors has adopted a policy for the compensation for our non-employee directors, or the Outside Directors. Outside Directors will receive compensation in the form of equity and cash, as described below:

●	Initial Equity Award. Each person who first becomes an Outside Director will be granted common stock with a grant date fair value equal to $5,000. These awards will be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became an Outside Director.
●	Annual Equity Award. Annually, on July 15, each Outside Director who has served on our board of directors for at least the preceding six months will be granted common stock with a grant date fair value equal to $5,000.
●	Cash Compensation. Each Outside Director receives an annual retainer of $10,000 in cash for serving on our board of directors, or the Annual Fee. The Annual Fee is paid in quarterly installments to each Outside Director who has served in the relevant capacity for the immediately preceding fiscal quarter no later than 30 days following the end of such preceding fiscal quarter. An Outside Director who has served in the relevant capacity for only a portion of the immediately preceding fiscal quarter will receive a prorated payment of the quarterly payment of the Annual Fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2021, for:

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

We have based percentage ownership of our common stock on 6,602,498 shares of our common stock outstanding as of December 31, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2021, as well as all shares of common stock issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of December 31, 2021. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Interlink Electronics, Inc., 1 Jenner, Suite 200, Irvine, California 92618.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Steven N. Bronson(1)	5,448,698	82.5%
Ryan J. Hoffman	—	—
Gene Chen, PhD	—	—
Joy C. Hou(2)	11,535	0.2%
David J. Wolenski	535	—
Maria N. Fregosi	878	—
All executive officers and directors as a group (6 persons)	5,461,646	82.7%

Other 5% Stockholders:
BKF Asset Holdings, Inc.(3)	993,658	15.0%
(1)	Consists of (i) 4,249,040 shares of common stock held by Mr. Bronson individually and jointly with his spouse, (ii) 993,658 shares of common stock held by BKF Asset Holdings, Inc. and (iii) 206,000 shares of common stock held separately by Mr. Bronson’s spouse.

(2)	Consists of (i) 6,785 shares of common stock held Ms. Hou jointly with her spouse and (ii) 4,750 shares of common stock held Ms. Hou’s minor child.

(3)	BKF Asset Holdings, Inc. is a wholly-owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2021.

Number of
Securities
Remaining
	Number of		Available for
	Securities to	Weighted	Future Issuance
	be Issued Upon	Average	Under Equity
	Exercise	Exercise Price	Compensation
	of Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	1,538,543
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,538,543
(1)	Consists of our 2016 Omnibus Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions, and series of related transactions, since January 1, 2020 to which we were or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at December 31, 2021 and 2020; and

●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transaction or series of related transactions to which we have been or will be a party other than compensation arrangements for our directors and executive officers, which are described in this Form 10-K under Part III, Item 11, “Executive Compensation.”

Cost Sharing Arrangements

Steven N. Bronson, our Chairman of the Board, President, and Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronson, as a director, of Qualstar Corporation and BKF Capital Group, Inc. Mr. Bronson serves as President and Chief Executive Officer and as a Director of Qualstar and as the Chairman of the Board and Chief Executive Officer of BKF Capital. Mr. Hoffman serves as Chief Financial Officer of each of Qualstar and BKF Capital.

We have entered into the following cost sharing arrangements with Qualstar and BKF Capital:

Irvine, California Facility: We have facilities agreements with both Qualstar and BKF Capital to allow each the use of a portion of the office leased by us in Irvine, California, and we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2021 and 2020, we billed Qualstar $54 thousand and $27 thousand, respectively, for Qualstar’s use of our Irvine office facility. For the years ended December 31, 2021 and 2020, we billed BKF Capital $3 thousand and $1 thousand, respectively, for BKF Capital’s use of our Irvine office facility.

Camarillo, California Facility: We have a facilities agreement with Qualstar to allow us to use a portion of the office and warehouse facility leased by Qualstar in Camarillo, California, and we have agreed to split substantially all rent and lease related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2021 and 2020, we incurred $72 thousand and $50 thousand, respectively, for our use of Qualstar’s Camarillo facility.

Consulting Agreements: We have entered into various consulting agreements with Qualstar and BKF Capital. Pursuant to the consulting agreements, certain of the parties’ respective employees and independent contractors provide operational, sales, marketing, general and administrative services to the other entity. Interlink provided such consulting services to Qualstar in the amounts of $756 thousand and $507 thousand for the years ended December 31, 2021 and 2020, respectively. Interlink provided such consulting services to BKF Capital in the amounts of $65 thousand and $5 thousand for the years ended December 31, 2021 and 2020, respectively. Qualstar provided such consulting services to Interlink in the amounts of $14 thousand and $29 thousand for the years ended December 31, 2021 and 2020, respectively.

M&A Advisory Consulting Agreement: Effective July 2021, we entered into a M&A advisory consulting services agreement with Bronson Financial LLC, a wholly owned subsidiary of BKF Capital, in which Bronson Financial LLC provides mergers and acquisitions advisory consulting services to Interlink for $10 thousand per month. For the year ended December 31, 2021, we incurred $60 thousand for services rendered under this agreement.

Expense Reimbursements: Additionally, the parties occasionally pay expenses on behalf of one another, for which each party reimburses the other party correspondingly. We incurred reimbursable expenses on behalf of Qualstar in the amounts of $82 thousand and $110 thousand for the years ended December 31, 2021 and 2020, respectively. We incurred reimbursable expenses on behalf of BKF Capital in the amounts of $13 thousand and $0 thousand for the years ended December 31, 2021 and 2020, respectively. Qualstar incurred reimbursable expenses on behalf of us in the amounts of $16 thousand and $42 thousand for the years ended December 31, 2021 and 2020, respectively.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. The indemnification agreements and our articles of incorporation and by-laws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 or 1% of our average total assets at December 31, 2021 and 2020 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the rules of The Nasdaq Stock Market, LLC, or Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the Nasdaq rules, a director will only qualify as an ‘‘independent director’’ if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Before engagement of the independent registered public accounting firm for the next fiscal year’s audit, the independent registered public accounting firm submits a detailed description of services expected to be rendered during that year for each of the following categories of services to the audit committee for approval:

●	Audit services. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to form an opinion on our consolidated financial statements. Audit services also include, as necessary, the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. Other audit services may include services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

●	Audit-related services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor.

●	Tax Services. Tax services include services related to tax compliance, tax planning and tax advice.

●	All Other Services. All other services are those services not described in the other categories that are not prohibited by SEC rules.

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid to Macias Gini & O’Connell LLP (the Company's current independent registered public accounting firm) and RBSM LLP (the Company's former independent registered public accounting firm) for the fiscal years ended December 31, 2021 and 2020 were pre-approved by the audit committee or, before establishment of our audit committee in July 2020, by the full board of directors in accordance with the process described in the policy above.

Fees Paid to Independent Registered Public Accounting Firm

On November 24, 2021, RBSM LLP resigned as the Company’s independent registered public accounting firm, effective on December 15, 2021. On January 19, 2022, the Company engaged Macias Gini & O’Connell LLP as our independent registered public accounting firm, and Macias Gini & O’Connell LLP conducted the audit of our financial statements for the fiscal year ended December 31, 2021.

The following table presents fees billed to us by Macias Gini & O’Connell LLP for professional services rendered during the fiscal year ended December 31, 2021. Macias Gini & O’Connell LLP did not provide professional services to us during 2020.

2021
Audit Fees(1)	$130,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$130,000

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

The following table presents fees billed to us by RBSM LLP for professional services for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$30,000	$110,000
Audit-Related Fees(2)	25,000	8,500
Tax Fees(3)	—	—
All Other Fees(4)	—	2,488
Total Fees	$55,000	$120,988
(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

(2)	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees for 2021 include fees for professional services rendered in connection with registration of shares pursuant to our registration statements on Form S-3 that we filed with the SEC during 2021. Audit-related fees for 2020 include fees for professional services rendered in connection with the registration of shares pursuant to our registration statement on Form S-8 that we filed with the SEC during 2020.

(3)	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

(4)	“All Other Fees” relate to professional services not included in the categories above, including services related to other regulatory reporting requirements. All other fees for 2020 include reimbursement of direct, out-of-pocket expenses.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

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

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016
10.2*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.3*	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
10.4	Sublease, dated June 8, 2020, by and between Overland, Pacific & Cutler, LLC and Interlink Electronics, Inc.	10-12G	000-21858	10.6	August 4, 2020
10.5*	Employment Offer Letter, dated November 4, 2020, between the Registrant and Ryan J. Hoffman	8-K	000-21858	10.1	November 17, 2020

21.1	List of Subsidiaries	X
23.1	Consent of Macias Gini & O’Connell LLP	X
23.2	Consent of RBSM LLP	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Dated: March 29, 2022	Interlink Electronics, Inc.

	By:	/s/ RYAN J. HOFFMAN
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

Signature	Title	Date

/s/ Steven N. Bronson	Chief Executive Officer, President and Chairman of	March 29, 2022
Steven N. Bronson	the Board of Directors (Principal Executive Officer)

/s/ Ryan J. Hoffman	Chief Financial Officer and Secretary	March 29, 2022
Ryan J. Hoffman	(Principal Financial and Accounting Officer)

/s/ Maria N. Fregosi	Director	March 29, 2022
Maria N. Fregosi

/s/ Joy C. Hou	Director	March 29, 2022
Joy C. Hou

/s/ David J. Wolenski	Director	March 29, 2022
David J. Wolenski