Form 10-Q
period 2022-03-31
INTERLINK ELECTRONICS INC
filed 2022-05-05
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, the issuer had 6,602,498 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$8,130	$10,777
Restricted cash	5	5
Marketable securities	2,335	—
Accounts receivable, net	1,300	1,080
Inventories	799	814
Prepaid expenses and other current assets	388	391
Total current assets	12,957	13,067
Property, plant and equipment, net	290	338
Intangible assets, net	116	131
Right-of-use assets	119	163
Deferred tax assets	8	8
Other assets	42	72
Total assets	$13,532	$13,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$333	$338
Accrued liabilities	251	507
Lease liabilities, current	114	138
Accrued income taxes	66	54
Total current liabilities	764	1,037

Long-term liabilities
Lease liabilities, long-term	14	37
Total long-term liabilities	14	37
Total liabilities	778	1,074
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both March 31, 2022 and December 31, 2021 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,602 shares issued and outstanding at both March 31, 2022 and December 31, 2021	7	7
Additional paid-in-capital	62,552	62,552
Accumulated other comprehensive income	103	96
Accumulated deficit	(49,910)	(49,952)
Total stockholders’ equity	12,754	12,705
Total liabilities and stockholders’ equity	$13,532	$13,779

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2022	2021

	(in thousands, except per share data)
Revenue, net	$1,991	$1,568
Cost of revenue	750	694
Gross profit	1,241	874
Operating expenses:
Engineering, research and development	263	217
Selling, general and administrative	960	717
Total operating expenses	1,223	934
Income (loss) from operations	18	(60)
Other income (expense):
Other income (expense), net	155	10
Income (loss) before income taxes	173	(50)
Income tax expense (benefit)	31	(7)
Net income (loss)	$142	$(43)

Net income (loss) applicable to common stockholders	$42	$(43)
Earnings (loss) per common share – basic and diluted	$0.01	$(0.01)
Weighted average common shares outstanding – basic and diluted	6,602	6,601

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2022	2021

	(in thousands)
Net income (loss)	$142	$(43)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(12)
Comprehensive income (loss)	$149	$(55)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended March 31, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

(in thousands)
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	142	142
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Balance at March 31, 2022	200	$2	6,602	$7	$62,552	$103	$(49,910)	$12,754

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended March 31, 2021	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

(in thousands)
Balance at December 31, 2020	—	$—	6,601	$7	$57,966	$37	$(49,170)	$8,840
Net (loss)	—	—	—	—	—	—	(43)	(43)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	—	—	5	—	—	5
Balance at March 31, 2021	—	$—	6,601	$7	$57,971	$25	$(49,213)	$8,790

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED SATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$142	$(43)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	67	71
Unrealized (gains) on marketable securities	(156)	—
Stock-based compensation	—	5
Gain on forgiveness of PPP loan	—	(186)
Operating leases, other	(3)	(5)
Deferred taxes	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	(220)	143
Inventories	17	(20)
Prepaid expenses and other assets	35	55
Accounts payable	(4)	53
Accrued liabilities	(256)	(48)
Accrued income taxes	11	(6)
Net cash used in operating activities	(367)	(1)
Cash flows from investing activities:
Purchases of marketable securities	(2,179)	—
Purchases of property, plant and equipment	(6)	(12)
Net cash used in investing activities	(2,185)	(12)
Cash flows from financing activities:
Payment of dividends on preferred stock	(100)	—
Net cash used in financing activities	(100)	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(9)
Net decrease in cash and cash equivalents	(2,647)	(22)
Cash, cash equivalents and restricted cash, beginning of period	10,782	6,125
Cash, cash equivalents and restricted cash, end of period	$8,135	$6,103

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$8,130	$6,098
Restricted cash, end of period	5	5
Cash, cash equivalents and restricted cash, end of period	$8,135	$6,103

Supplemental disclosure of cash flow information:
Income taxes paid	$8	$6
Interest paid	—	—

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) designs, develops, manufactures and sells a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard sensor-based products and custom sensor system solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. Our customers are some of the world's largest companies and most recognizable brands.

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California, our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California, our printed-electronics manufacturing facility in Shenzhen, China, our engineering, research and development center in Singapore, and our distribution and logistics center in Hong Kong. We also maintain a technical and sales office in Japan, and we expect to launch an engineering, research and development center in the United Kingdom in 2022.

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

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed the Securities and Exchange Commission on March 29, 2022.

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

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps; (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred until the earnings process is complete.

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

Warranty

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. A warranty reserve is recorded against revenues when products are shipped. At each reporting period, we adjust our reserve for warranty claims based on our actual warranty claims experience as a percentage of net revenue for the preceding 24 months and also consider the effect of known operations issues that may have an impact that differs from historical trends. Historically, our warranty returns have not been material.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are presented in revenues. Costs incurred for shipping and handling are included in cost of revenues.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Stock-Based Compensation

All stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values. We calculate the compensation cost of full-value awards, such as restricted stock, based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. We are required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each option award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

As of March 31, 2022, there were no stock-based compensation awards outstanding.

Other Income (Expense), Net

Other income (expense), net, consists of interest income, foreign currency exchange gains and losses, gains and losses on marketable securities, and other non-operating gains and losses.

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

Leases

We account for our leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use and lease liability, we have elected to combine lease and non-lease components. We exclude short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Risk and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the rapid change in our industry; problems with the performance, reliability or quality of our products; loss of customers; impacts of doing business internationally, including foreign currency fluctuations and political instability; potential shortages of the supplies we use to manufacture our products; disruptions in our manufacturing facilities; changes in environmental directives impacting our manufacturing process or product lines; the development of new proprietary technology and the enforcement of intellectual property rights by or against us; our ability to attract and retain qualified employees; and our ability to raise additional capital.

Public Health Threats

Public health threats could adversely affect our ongoing or planned business operations. In particular, the outbreak in December 2019 of a novel coronavirus (COVID-19) in China resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot predict the scope and severity of potential business shutdowns or disruptions posed by public health threats, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

Subsequent Events

We have evaluated subsequent events through May 5, 2022, being the date these condensed consolidated financial statements were issued.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	March 31,	December 31,
	2022	2021

Inventories	(in thousands)
Raw materials	$459	$447
Work-in-process	201	209
Finished goods	139	159
Total inventories	$799	$814

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2022	2021

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,702	$1,696
Leasehold improvements	445	444
	2,147	2,140
Less: accumulated depreciation	(1,857)	(1,802)
Total property, plant and equipment, net	$290	$338

Depreciation expense totaled $52 thousand and $54 thousand for the three months ended March 31, 2022 and 2021, respectively.

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2022	2021

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(542)	(527)
Total intangible assets, net	$116	$131

Amortization expense totaled $15 thousand and $17 thousand for the three months ended March 31, 2022 and 2021, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2022 (remainder of year)	$40
2023	42
2024	27
2025	7
$116

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

Accrued Liabilities	(in thousands)
Accrued wages and benefits	$113	$402
Accrued vacation	96	82
Other accrued liabilities	24	23
Total accrued liabilities	$251	$507

Note 3 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”). AFS securities are carried at fair value on the condensed consolidated balance sheets. Unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the three months ended March 31, 2022, we purchased $2.179 million of marketable equity securities. As of March 31, 2022, gross unrealized gains were $156 thousand, and gross unrealized losses were $0. As of March 31, 2022, our position in marketable equity securities had a historical cost of $2.179 million and a fair value of $2.335 million, as determined using Level 1 inputs on the fair value hierarchy.

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

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per share data)
Net income (loss)	$142	$(43)
Less: Preferred stock dividends	(100)	—
Net income (loss) applicable to common stockholders	$42	$(43)

Weighted average common shares outstanding – basic	6,602	6,601
Dilutive potential common shares from stock options, restricted stock units, and convertible preferred stock	—	—
Weighted average common shares outstanding – diluted	6,602	6,601

Earnings (loss) per common share, basic	$0.01	$(0.01)
Earnings (loss) per common share, diluted	$0.01	$(0.01)

Shares subject to anti-dilutive stock options and restricted stock units excluded from calculation	—	—
Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	400

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 5 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended March 31,
	2022	2021
Customer A	35%	*	%
Customer B	* %	19%
Customer C	15%	*	%
Customer D	* %	17%
Customer E	11%	*	%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
United States	$1,001	$270
Asia and Middle East	811	1,112
Europe and other	179	186
Revenue, net	$1,991	$1,568

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2022, one customer accounted for 55% of total accounts receivable. At December 31, 2021, three customers accounted for 39%, 18%, and 12% of total accounts receivable. Our allowance for doubtful accounts was $0 at both March 31, 2022 and December 31, 2021.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
United States	$461	$536
Asia	114	176
Total long-lived assets	$575	$712

Note 6 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Qualstar to allow Qualstar to use of a portion of our Irvine, California and Los Angeles, California office facilities, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Three months ended March 31,
	2022		2021
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$85	$8	$52	$34

Billed (or accrued) to Qualstar by Interlink	185	—	208	—
Paid by Qualstar to Interlink	(251)	—	(145)	—

Billed (or accrued) to Interlink by Qualstar	—	22	—	24
Paid by Interlink to Qualstar	—	(22)	—	(57)
Balance at March 31,	$19	$8	$115	$1

BKF Capital Group (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide certain operational and general and administrative services to the other entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Three months ended March 31,
	2022		2021
	Due from BKF Capital	Due to BKF Capital	Due from BKF Capital	Due to BKF Capital

	(in thousands)
Balance at January 1,	$12	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	39	—	2	—
Paid by BKF Capital to Interlink	(48)	—	(2)	—

Billed (or accrued) to Interlink by BKF Capital	—	30	—	—
Paid by Interlink to BKF Capital	—	(30)	—	—
Balance at March 31,	$3	$—	$—	$—

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 7 – Income Taxes

Income tax expense as a percentage of income before income taxes was 17.9% for the three months ended March 31, 2022 versus an income tax benefit of 14.0% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, as well as our ability to utilize prior net operating loss carryovers (“NOLs”).

We experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of March 31, 2022, all of the remaining federal and state NOLs are subject to annual limitations due to the February 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined, primarily due to cumulative domestic losses incurred over the three-year period ended December 31, 2021, that a valuation allowance on federal and state deferred tax assets was necessary at December 31, 2021. We determined no valuation allowance on foreign deferred tax assets was necessary at December 31, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of the $8.1 million of cash balances on hand at March 31, 2022, $2.4 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

Note 8 – Commitments and Contingencies

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. No new right-of-use (“ROU”) assets were capitalized during the three months ended March 31, 2022 or 2021.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2022, we have not recognized any impairment losses for our ROU assets.

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

In June 2020, we entered into a sublease agreement to lease 4,351 square feet of office space located in Irvine, California for approximately $6 thousand per month with 3 percent annual increases, plus common area maintenance costs. The lease term began July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2020, we renewed this lease for the period June 1, 2020 through May 31, 2022 for approximately $7 thousand per month through May 31, 2021 and increasing to approximately $8 thousand per month through May 31, 2022.

We lease a 275 square-foot engineering and administrative office in Singapore for approximately $1 thousand per month. This lease term ends May 2023.

We lease a 3,000 square-foot distribution facility in Hong Kong for approximately $2 thousand per month. This lease term ends April 2023.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1 thousand per month. This lease term ends November 2022.

We sublease approximately 425 square-feet of office space in Los Angeles, California for approximately $1 thousand per month. This lease term ends March 2023.

As of March 31, 2022, we had current and long-term lease liabilities of $114 thousand and $14 thousand, respectively, and right-of-use assets of $119 thousand. As of December 31, 2021, we had current and long-term lease liabilities of $138 thousand and $37 thousand, respectively, and right of use assets of $163 thousand. Future imputed interest as of March 31, 2022 totaled $5 thousand. The weighted average remaining lease term of our leases as of March 31, 2022 is 0.4 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2022 (remainder of year)	$95
2023	38
Total undiscounted future non-cancelable minimum lease payments	133
Less: imputed interest	(5)
Present value of lease liabilities	$128

During the three months ended March 31, 2022, we incurred approximately $61 thousand in operating lease costs . Operating lease costs of $32 thousand are included in cost of revenue, and $29 thousand are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2022.

During the three months ended March 31, 2021, we incurred approximately $82 thousand in operating lease costs. Operating lease costs of $30 thousand are included in cost of revenue, and $52 thousand are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2021.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Litigation

We are not party to any legal proceedings as of March 31, 2022. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2022. There have been no changes to our critical accounting policies and estimates described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

	Three months ended March 31
	2022		2021
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$1,991	100.0%	$1,568	100.0%
Cost of revenue	750	37.7%	694	44.3%
Gross profit	1,241	62.3%	874	55.7%
Operating expenses:
Engineering, research and development	263	13.2%	217	13.8%
Selling, general and administrative	960	48.2%	717	45.7%
Total operating expenses	1,223	61.4%	934	59.6%
Income (loss) from operations	18	0.9%	(60)	(3.8)%
Other income (expense):
Other income (expense), net	155	7.8%	10	0.6%
Income (loss) before income taxes	173	8.7%	(50)	(3.2)%
Income tax expense (benefit)	31	1.6%	(7)	(0.4)%
Net income (loss)	$142	7.1%	$(43)	(2.7)%

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue, net by the markets we serve is as follows:

	Three months ended March 31,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$574	28.8%	$538	34.3%	$36	6.7%
Medical	703	35.3%	43	2.7%	660	1,534.9%
Consumer	—	—%	449	28.6%	(449)	(100.0)%
Automotive	3	0.2%	—	—%	3	100.0%
Standard	711	35.7%	538	34.3%	173	32.2%
Revenue, net	$1,991	100.0%	$1,568	100.0%	$423	27.0%

We sell our custom products into the industrial, medical, consumer and automotive markets. We sell our standard products through various distribution networks. The ultimate customer for standard products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life-cycles. Industrial and medical products generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

Revenues were up in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 in the industrial and medical markets and for our standard products, and were down in the consumer market. The increase in revenue from our industrial market customers is due to increased shipments to by these customers for use in their ongoing product lines resulting from increased demand by their customers. The increase in revenue from our medical market customers is primarily due to an increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased as COVID-19 restrictions on their hospital installations have begun to subside. The decrease in revenue from our consumer market customers is primarily due to a design change by one of our largest consumer products customers. During the 2022 period, we also sold products in the automotive market for the first time since 2018, as we are again pursuing a program with an automotive manufacturer. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended March 31,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,241	62.3%	$874	55.7%	$367	42.0%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage during the three months ended March 31, 2022 were up compared to the three months ended March 31, 2021 due to an increase in revenue, favorable changes in product and customer mix, and production efficiencies.

	Three months ended March 31,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$263	13.2%	$217	13.8%	$46	21.2%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our HMI solutions, as well as design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended March 31, 2022 were up compared to the three months ended March 31, 2021 due to increased engineering headcount and increased prototyping and product-development activities.

	Three months ended March 31,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$960	48.2%	$717	45.7%	$243	33.9%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for the three months ended March 31, 2022 were up compared to the three months ended March 31, 2021 due to increased costs of professional services, and the prior year having included the $186 thousand benefit from forgiveness of the PPP loan.

	Three months ended March 31,
	2022		2021
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Change	Income

	(in thousands, except percentages)
Income tax expense (benefit)	$31	17.9%	$(7)	14.0%	$38	3.9%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain similar to the U.S. statutory rate of 21% primarily due to a significant portion of our earnings originating in the higher rate China jurisdiction (25%), offset by lower rate jurisdictions in Singapore (17%) and Hong Kong (16.5%). State income taxes also have an impact in the U.S. In December 2021, the Company’s income tax provision included a valuation allowance against domestic deferred tax assets due to recent history of U.S. taxable losses.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of March 31, 2022, we had cash and cash equivalents of $8.1 million, working capital of $12.2 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of the $8.1 million of cash balances on hand, $2.4 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

We have outstanding 200,000 shares of our 8.0% Series A Convertible Preferred Stock that has an aggregate liquidation preference of $5.0 million, for which we pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.16667 per month and $2.00 per annum per share, based on a per share liquidation preference of $25.00. Dividends on the Series A Convertible Preferred Stock are payable monthly in arrears on the 15th day of each calendar month. Our board of directors commenced paying dividends on our Series A Convertible Preferred Stock in November 2021, and we expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under Nevada law.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(367)	$(1)
Net cash used in investing activities	(2,185)	(12)
Net cash used in financing activities	(100)	—

Net Cash Used In Operating Activities

For the three months ended March 31, 2022, the $367 thousand of cash used in operating activities was attributable to net income of $142 thousand, adjusted for non-cash charges of $64 thousand, unrealized gains on marketable securities of $156 thousand, and cash used in changes in operating assets and liabilities of $417 thousand.

For the three months ended March 31, 2021, the $1 thousand of cash used in operating activities was attributable to net loss of $43 thousand, adjusted for non-cash charges of $71 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash provided by changes in operating assets and liabilities of $157 thousand.

Accounts receivable increased from $1.080 million at December 31, 2021 to $1.300 million at March 31, 2022 due to higher shipments during the first quarter of 2022 compared to the fourth quarter of 2021. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories decreased slightly from $814 thousand at December 31, 2021 to $799 thousand at March 31, 2022. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were relatively unchanged at $388 thousand at March 31, 2022 compared to $391 thousand at December 31, 2021. Accounts payable and accrued liabilities decreased from $845 thousand at December 31, 2021 to $584 thousand at March 31, 2022, primarily due to the timing of payment for purchases of materials, compensation accruals, and other outside services.

Net Cash Used in Investing Activities

Net cash used in investing activities of $2.185 million for the three months ended March 31, 2022 consisted of purchases of $2.179 million of marketable securities and $6 thousand of property, plant, and equipment. Net cash used in investing activities of $12 thousand for the three months ended March 31, 2021 consisted of purchases of property, plant, and equipment.

Net Used In Financing Activities

Net cash used in financing activities of $100 thousand for the three months ended March 31, 2022 consisted of payment of dividends on our Series A Convertible Preferred Stock. There was no cash provided by or used in financing activities during the three months ended March 31, 2021.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2022. There have been no material changes to such risk factors during the three months ended March 31, 2022.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: May 5, 2022	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)