Form 10-Q
period 2022-06-30
INTERLINK ELECTRONICS INC
filed 2022-08-11
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, the issuer had 6,604,298 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$4,402	$10,777
Restricted cash	5	5
Marketable securities	6,408	—
Accounts receivable, net	719	1,080
Inventories	1,008	814
Prepaid expenses and other current assets	475	391
Total current assets	13,017	13,067
Property, plant and equipment, net	245	338
Intangible assets, net	102	131
Right-of-use assets	252	163
Deferred tax assets	8	8
Other assets	41	72
Total assets	$13,665	$13,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$371	$338
Accrued liabilities	289	507
Lease liabilities, current	172	138
Accrued income taxes	136	54
Total current liabilities	968	1,037

Long-term liabilities
Lease liabilities, long-term	87	37
Total long-term liabilities	87	37
Total liabilities	1,055	1,074
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both June 30, 2022 and December 31, 2021 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,602 shares issued and outstanding at both June 30, 2022 and December 31, 2021	7	7
Additional paid-in-capital	62,552	62,552
Accumulated other comprehensive income (loss)	(53)	96
Accumulated deficit	(49,898)	(49,952)
Total stockholders’ equity	12,610	12,705
Total liabilities and stockholders’ equity	$13,665	$13,779

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Revenue, net	$2,040	$2,064	$4,031	$3,632
Cost of revenue	1,088	937	1,838	1,631
Gross profit	952	1,127	2,193	2,001
Operating expenses:
Engineering, research and development	330	232	593	449
Selling, general and administrative	773	762	1,733	1,479
Total operating expenses	1,103	994	2,326	1,928
Income (loss) from operations	(151)	133	(133)	73
Other income (expense):
Other income (expense), net	342	(29)	497	(19)
Income before income taxes	191	104	364	54
Income tax expense	79	41	110	34
Net income	$112	$63	$254	$20

Net income applicable to common stockholders	$12	$63	$54	$20
Earnings per common share – basic and diluted	$0.00	$0.01	$0.01	$0.00
Weighted average common shares outstanding – basic and diluted	6,602	6,601	6,602	6,601

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$112	$63	$254	$20
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(156)	35	(149)	23
Comprehensive income (loss)	$(44)	$98	$105	$43

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2022	200	$2	6,602	$7	$62,552	$103	$(49,910)	$12,754
Net income	—	—	—	—	—	—	112	112
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(156)	—	(156)
Balance at June 30, 2022	200	$2	6,602	$7	$62,552	$(53)	$(49,898)	$12,610

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six months ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	254	254
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	(149)	—	(149)
Balance at June 30, 2022	200	$2	6,602	$7	$62,552	$(53)	$(49,898)	$12,610

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2021	—	$—	6,601	$7	$57,971	$25	$(49,213)	$8,790
Net income	—	—	—	—	—	—	63	63
Foreign currency translation adjustment	—	—	—	—	—	35	—	35
Stock-based compensation expense	—	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	6,601	$7	$57,971	$60	$(49,150)	$8,888

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six months ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2020	—	$—	6,601	$7	$57,966	$37	$(49,170)	$8,840
Net income	—	—	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	—	—	23	—	23
Stock-based compensation expense	—	—	—	—	5	—	—	5
Balance at June 30, 2021	—	$—	6,601	$7	$57,971	$60	$(49,150)	$8,888

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net income	$254	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	145
Unrealized (gains) losses on marketable securities	(381)	—
Stock-based compensation	—	5
Gain on forgiveness of PPP loan	—	(186)
Adjustment to reconcile operating lease expense to cash paid	(5)	(9)
Loss on disposal of property and equipment	—	14
Deferred taxes	—	1
Changes in operating assets and liabilities:
Accounts receivable	361	(60)
Inventories	(226)	(7)
Prepaid expenses and other assets	(56)	225
Accounts payable	74	127
Accrued liabilities	(210)	(50)
Accrued income taxes	86	9
Net cash provided by operating activities	28	234
Cash flows from investing activities:
Purchases of marketable securities	(6,027)	—
Purchases of property, plant and equipment	(9)	(142)
Net cash used in investing activities	(6,036)	(142)
Cash flows from financing activities:
Payment of dividends on preferred stock	(200)	—
Net cash used in financing activities	(200)	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	33
Net (decrease) increase in cash and cash equivalents	(6,375)	125
Cash, cash equivalents and restricted cash, beginning of period	10,782	6,125
Cash, cash equivalents and restricted cash, end of period	$4,407	$6,250

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$4,402	$6,245
Restricted cash, end of period	5	5
Cash, cash equivalents and restricted cash, end of period	$4,407	$6,250

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$160	$(67)
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$178	$50

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California, our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California, our printed-electronics manufacturing facility in Shenzhen, China, our engineering, research and development center in Singapore, and our distribution and logistics center in Hong Kong. We also maintain a technical and sales office in Japan, and we expect to launch an engineering, research and development center in the United Kingdom.

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

Warranty

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. Our warranty reserves are established at the time of sale and are updated throughout the warranty period based upon numerous factors including historical warranty return rates and claim costs over various warranty periods. Historically, our warranty returns have not been material.

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

As of June 30, 2022, there were no stock-based compensation awards outstanding.

Other Income (Expense), Net

Other income (expense), net, consists of interest income, foreign currency exchange gains and losses, gains and losses on marketable securities, and other non-operating gains and losses.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

In calculating the right of use and lease liability, we have elected to combine lease and non-lease components. We exclude short-term leases having an initial term of 12 months or less from the new guidance as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term.

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

Public Health Threats

Public health threats could adversely affect our ongoing or planned business operations. In particular, the outbreak of a novel coronavirus (COVID-19) in China resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot predict the scope and severity of potential business shutdowns or disruptions posed by public health threats, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

Subsequent Events

We have evaluated subsequent events through August 11, 2022, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	June 30,	December 31,
	2022	2021

Inventories	(in thousands)
Raw materials	$672	$447
Work-in-process	164	209
Finished goods	172	159
Total inventories	$1,008	$814

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2022	2021

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,678	$1,696
Leasehold improvements	428	444
	2,106	2,140
Less: accumulated depreciation	(1,861)	(1,802)
Total property, plant and equipment, net	$245	$338

Depreciation expense totaled $50 thousand and $57 thousand for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense totaled $102 thousand and $111 thousand for the six months ended June 30, 2022 and 2021, respectively.

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2022	2021

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(556)	(527)
Total intangible assets, net	$102	$131

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Amortization expense totaled $13 thousand and $17 thousand for the three months ended June 30, 2022 and 2021, respectively. Amortization expense totaled $28 thousand and $34 thousand for the six months ended June 30, 2022 and 2021, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2022 (remainder of year)	$26
2023	42
2024	27
2025	7
$102

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021

Accrued liabilities	(in thousands)
Accrued compensation and benefits	$172	$402
Accrued vacation	94	82
Other accrued liabilities	23	23
Total accrued liabilities	$289	$507

Note 3 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”). AFS securities are carried at fair value on the condensed consolidated balance sheets. Unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the three months and six months ended June 30, 2022, we purchased $3.8 million and $6.0 million of marketable equity securities, respectively. As of June 30, 2022, gross unrealized gains were $381 thousand, and gross unrealized losses were $0. As of June 30, 2022, our position in marketable equity securities had a historical cost of $6.0 million and a fair value of $6.4 million, as determined using Level 1 inputs on the fair value hierarchy.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Net income	$112	$63	$254	$20
Less: Preferred stock dividends	(100)	—	(200)	—
Net income applicable to common stockholders	12	63	54	20

Weighted average common shares outstanding – basic	6,602	6,601	6,602	6,601
Dilutive potential common shares from stock options, restricted stock units, and convertible preferred stock	—	—	—	—
Weighted average common shares outstanding – diluted	6,602	6,601	6,602	6,601

Earnings per common share, basic	$0.00	$0.01	$0.01	$0.00
Earnings per common share, diluted	$0.00	$0.01	$0.01	$0.00

Shares subject to anti-dilutive stock options and restricted stock units excluded from calculation	—	—	—	—
Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	—	400	—

Note 5 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended June 30,			Six months ended June 30,
	2022		2021	2022		2021
Customer A	24%		14%	30%		*	%
Customer B	*	%	22%	*	%	25%
Customer C	25%		10%	20%		*	%
Customer D	*	%	* %	*	%	12%

*    Less than 10% of total net revenues

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Net revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
United States	$995	$590	$1,996	$860
Asia and Middle East	969	1,378	1,780	2,490
Europe and other	76	96	255	282
Revenue, net	$2,040	$2,064	$4,031	$3,632

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2022, three customers accounted for 28%, 21%, and 11% of total accounts receivable. At December 31, 2021, three customers accounted for 39%, 18%, and 12% of total accounts receivable. Our allowance for doubtful accounts was $0 at both June 30, 2022 and December 31, 2021.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
United States	$387	$536
Asia	261	176
Total long-lived assets	$648	$712

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

	Three months ended June 30,
	2022		2021
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at April 1,	$19	$8	$115	$1

Billed (or accrued) to Qualstar by Interlink	200	—	266	—
Paid by Qualstar to Interlink	(196)	—	(365)	—

Billed (or accrued) to Interlink by Qualstar	—	22	—	30
Paid by Interlink to Qualstar	—	(23)	—	(30)
Balance at June 30,	$23	$7	$16	$1

	Six months ended June 30,
	2022		2021
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$85	$8	$52	$34

Billed (or accrued) to Qualstar by Interlink	385	—	475	—
Paid by Qualstar to Interlink	(447)	—	(511)	—

Billed (or accrued) to Interlink by Qualstar	—	44	—	54
Paid by Interlink to Qualstar	—	(45)	—	(87)
Balance at June 30,	$23	$7	$16	$1

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

	Three months ended June 30,
	2022		2021
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at April 1,	$3	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	22	—	12	—
Paid by BKF Capital to Interlink	(19)	—	(6)	—

Billed (or accrued) to Interlink by BKF Capital	—	30	—	—
Paid by Interlink to BKF Capital	—	(30)	—	—
Balance at June 30,	$6	$—	$6	$—

	Six months ended June 30,
	2022		2021
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$12	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	60	—	13	—
Paid by BKF Capital to Interlink	(66)	—	(7)	—

Billed (or accrued) to Interlink by BKF Capital	—	60	—	—
Paid by Interlink to BKF Capital	—	(60)	—	—
Balance at June 30,	$6	$—	$6	$—

Note 7 – Income Taxes

Income tax expense as a percentage of income before income taxes was 41.4% for the three months ended June 30, 2022 versus 39.4% for the comparable period in the prior year. Income tax expense as a percentage of income before income taxes was 30.2% for the six months ended June 30, 2022 versus 63.0% for the comparable period in the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, as well as the valuation allowance on certain of our net operating loss carryovers (“NOLs”). The effective income tax rates are higher than the blended statutory tax rates due to having incurred income tax expense on taxable income in certain jurisdictions, while not being able to benefit from losses in other jurisdictions for which our NOLs are subject to valuation allowance.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of June 30, 2022, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

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

Of the $4.4 million of cash balances on hand at June 30, 2022, $0.9 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

Note 8 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2024 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the six months ended June 30, 2022 was 7.0%, and during the six months ended June 30, 2021 was 5.5%.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of June 30, 2022, we have not recognized any impairment losses for our ROU assets.

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

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2022, we renewed this lease for the period June 1, 2022 through May 31, 2024 for approximately $8 thousand per month.

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

As of June 30, 2022, we had current and long-term lease liabilities of $172 thousand and $87 thousand, respectively, and ROU assets of $252 thousand. As of December 31, 2021, we had current and long-term lease liabilities of $138 thousand and $37 thousand, respectively, and ROU assets of $163 thousand. Future imputed interest as of June 30, 2022 totaled $15 thousand. The weighted average remaining lease term of our leases as of June 30, 2022 is 1.3 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2022 (remainder of year)	$99
2023	134
2024	41
Total undiscounted future non-cancelable minimum lease payments	274
Less: imputed interest	(15)
Present value of lease liabilities	$259

During the three months ended June 30, 2022, we incurred approximately $61 thousand in operating lease costs, of which $30 thousand is included in cost of revenue and $31 thousand is included in operating expenses in our condensed consolidated statements of operations. During the three months ended June 30, 2021, we incurred approximately $84 thousand in operating lease costs, of which $30 thousand is included in cost of revenue and $54 thousand is included in operating expenses in our condensed consolidated statements of operations.

During the six months ended June 30, 2022, we incurred approximately $122 thousand in operating lease costs, of which $62 thousand is included in cost of revenue and $60 thousand is included in operating expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2021, we incurred approximately $166 thousand in operating lease costs, of which $59 thousand is included in cost of revenue and $107 thousand is included in operating expenses in our condensed consolidated statements of operations.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Litigation

We are not party to any legal proceedings as of June 30, 2022. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

Warranties

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. Our warranty reserves are established at the time of sale and are updated throughout the warranty period based upon numerous factors including historical warranty return rates and claim costs over various warranty periods. Historically, our warranty returns have not been material.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County). We have established a Global Product Development and Materials Science Center in our Camarillo footprint. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI and sensing solutions. We also maintain a small embedded software and IoT application development center in Singapore, and we expect to launch an engineering, research and development center in the United Kingdom. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$2,040	100.0%	$2,064	100.0%	$4,031	100.0%	$3,632	100.0%
Cost of revenue	1,088	53.3%	937	45.4%	1,838	45.6%	1,631	44.9%
Gross profit	952	46.7%	1,127	54.6%	2,193	54.4%	2,001	55.1%
Operating expenses:
Engineering, research and development	330	16.2%	232	11.2%	593	14.7%	449	12.4%
Selling, general and administrative	773	37.9%	762	36.9%	1,733	43.0%	1,479	40.7%
Total operating expenses	1,103	54.1%	994	48.2%	2,326	57.7%	1,928	53.1%
Income (loss) from operations	(151)	(7.4)%	133	6.4%	(133)	(3.3)%	73	2.0%
Other income (expense):
Other income (expense), net	342	16.8%	(29)	(1.4)%	497	12.3%	(19)	(0.5)%
Income before income taxes	191	9.4%	104	5.0%	364	9.0%	54	1.5%
Income tax expense (benefit)	79	3.9%	41	2.0%	110	2.7%	34	0.9%
Net income	$112	5.5%	$63	3.1%	$254	6.3%	$20	0.6%

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue, net by the markets we serve is as follows:

	Three months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$738	36.2%	$434	21.0%	$304	70.0%
Medical	494	24.2%	285	13.8%	209	73.3%
Consumer	11	0.5%	449	21.8%	(438)	(97.6)%
Automotive	11	0.5%	—	—%	11	100.0%
Standard	786	38.5%	896	43.4%	(110)	(12.3)%
Revenue, net	$2,040	100.0%	$2,064	100.0%	$(24)	(1.2)%

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

Revenues were up in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 in the industrial and medical markets, and were down in the consumer markets and for our standard products. The increase in revenue from our industrial market customers was due to increased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The increase in revenue from our medical market customers is due to a continued increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased as COVID-19 restrictions on their hospital installations have begun to subside. The decrease in revenue from our consumer market customers is primarily due to a design change by one of our largest consumer products customers. During 2022, we also sold products in the automotive market for the first time since 2018, as we are again pursuing a program with an automotive manufacturer. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$952	46.7%	$1,127	54.6%	$(175)	(15.5)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage during the three months ended June 30, 2022 were down compared to the three months ended June 30, 2021 due primarily to higher materials and components costs on certain orders, and an increase in production labor costs due to higher production levels and expanded labor hours.

	Three months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$330	16.2%	$232	11.2%	$98	42.2%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our HMI solutions, as well as design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended June 30, 2022 were up compared to the three months ended June 30, 2021 due to increased engineering employee headcount and increased prototyping and product-development activities that coincide with supporting new and expanded customer programs and new products.

	Three months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$773	37.9%	$762	36.9%	$11	1.4%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for the three months ended June 30, 2022 were substantially unchanged compared to the three months ended June 30, 2021.

	Three months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$342	16.8%	$(29)	(1.4)%	$371	nm	%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating items. Other income (expense), net for the three months ended June 30, 2022 was comprised of $225 thousand of unrealized gains on marketable securities, and $117 thousand of foreign currency transaction gains, while other income (expense), net for the three months ended June 30, 2021 was comprised of $18 thousand of foreign currency transaction losses, and $11 thousand of other non-operating expenses.

	Three months ended June 30,
	2022		2021
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense (benefit)	$79	41.4%	$41	39.4%	$38	2.0%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate, including our current limitation on realizing tax benefits on domestic losses due to the valuation allowance on our domestic net operating loss carryforward. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain similar to the U.S. statutory rate of 21% primarily due to a significant portion of our earnings originating in the higher rate China jurisdiction (25%), offset by lower rate jurisdictions in Singapore (17%) and Hong Kong (16.5%). State income taxes also have an impact in the U.S. In December 2021, the Company’s income tax provision included a valuation allowance against domestic deferred tax assets due to recent history of U.S. taxable losses.

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

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue, net by the markets we serve is as follows:

	Six months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$1,313	32.6%	$973	26.8%	$340	34.9%
Medical	1,197	29.7%	328	9.0%	869	264.9%
Consumer	49	1.2%	897	24.7%	(848)	(94.5)%
Automotive	14	0.3%	—	—%	14	100.0%
Standard	1,458	36.2%	1,434	39.5%	24	1.7%
Revenue, net	$4,031	100.0%	$3,632	100.0%	$399	11.0%

Revenues were up in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 in the industrial and medical markets and for our standard products, and were down in the consumer markets. The increase in revenue from our industrial market customers was due to increased purchasing volume by and shipments to these customers. The increase in revenue from our medical market customers is due to a continued increase in shipments to our largest medical customer, whose purchasing volume has increased as COVID-19 restrictions have begun to subside. The decrease in revenue from our consumer market customers is primarily due to a design change by one of our largest consumer products customers. During 2022, we also sold products in the automotive market for the first time since 2018, as we are again pursuing a program with an automotive manufacturer. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Six months ended June 30
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$2,193	54.4%	$2,001	55.1%	$192	9.6%

Gross profit during the six months ended June 30, 2022 was up compared to the six months ended June 30, 2021 due to an increase in revenue, while gross margin percentage was down in the corresponding period due primarily to higher materials and components costs on certain orders, and an increase in production labor costs due to higher production levels and expanded labor hours.

	Six months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$593	14.7%	$449	12.4%	$144	32.1%

Engineering and R&D costs for the six months ended June 30, 2022 were up compared to the three months ended June 30, 2021 due to increased engineering employee headcount and increased prototyping and product-development activities that coincide with supporting new and expanded customer programs and new products.

	Six months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,733	43.0%	$1,479	40.7%	$254	17.2%

Selling, general and administrative costs for the six months ended June 30, 2022 were up compared to the six months ended June 30, 2021 due to increased costs of professional services, as well as prior year having included a $186 thousand benefit from forgiveness of the PPP loan.

	Six months ended June 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$497	12.3%	$(19)	(0.5)%	$516	nm	%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating items. Other income (expense), net for the six months ended June 30, 2022 was comprised of $381 thousand of unrealized gains on marketable securities, $115 thousand of foreign currency transaction gains, and $1 thousand of other non-operating expenses, while other income (expense), net for the six months ended June 30, 2021 was comprised of $8 thousand of foreign currency transaction losses, and $11 thousand of other non-operating expenses.

	Six months ended June 30,
	2022		2021
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense (benefit)	$110	30.2%	$34	63.0%	$76	(32.8)%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of June 30, 2022, we had cash and cash equivalents of $4.4 million, working capital of $12.0 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of the $4.4 million of cash balances on hand, $0.9 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$28	$234
Net cash used in investing activities	(6,036)	(142)
Net cash used in financing activities	(200)	—

Net Cash Provided By Operating Activities

For the six months ended June 30, 2022, the $28 thousand of cash provided by operating activities was attributable to net income of $254 thousand, adjusted for non-cash charges of $126 thousand, unrealized gains on marketable securities of $381 thousand, and cash provided by changes in operating assets and liabilities of $29 thousand.

Accounts receivable decreased from $1.1 million at December 31, 2021 to $719 thousand at June 30, 2022 due to higher collections the first half of 2022 compared to the fourth quarter of 2021. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased from $814 thousand at December 31, 2021 to $1.0 million at June 30, 2022. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets increased from $391 thousand at December 31, 2021 to $475 thousand at June 30, 2022. The balance of our prepaid expenses and other assets fluctuates with the timing of payments of insurance premiums, advances, and estimated income taxes. Accounts payable and accrued liabilities decreased from $845 thousand at December 31, 2021 to $660 thousand at June 30, 2022, primarily due to the timing of payment for purchases of materials, compensation accruals, and other outside services.

For the six months ended June 30, 2021, the $234 thousand of cash provided by operating activities was attributable to net income of $20 thousand, adjusted for non-cash charges of $164 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash provided by changes in operating assets and liabilities of $236 thousand.

Net Cash Used In Investing Activities

Net cash used in investing activities of $6.0 million for the six months ended June 30, 2022 consisted of purchases of $6.0 million of marketable securities and $9 thousand of property, plant, and equipment. Net cash used in investing activities of $142 thousand for the six months ended June 30, 2021 consisted of purchases of property, plant, and equipment.

Net Used In Financing Activities

Net cash used in financing activities of $200 thousand for the six months ended June 30, 2022 consisted of payment of dividends on our Series A Convertible Preferred Stock. There was no cash provided by or used in financing activities during the six months ended June 30, 2021.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2022. There have been no material changes to such risk factors during the three months ended June 30, 2022.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: August 11, 2022	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)