Form 10-Q
period 2022-09-30
INTERLINK ELECTRONICS INC
filed 2022-11-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the issuer had 6,604,298 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$3,889	$10,777
Restricted cash	—	5
Marketable securities	6,574	—
Accounts receivable, net	958	1,080
Inventories	1,057	814
Prepaid expenses and other current assets	453	391
Total current assets	12,931	13,067
Property, plant and equipment, net	196	338
Intangible assets, net	89	131
Right-of-use assets	197	163
Deferred tax assets	8	8
Other assets	39	72
Total assets	$13,460	$13,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$358	$338
Accrued liabilities	334	507
Lease liabilities, current	144	138
Accrued income taxes	113	54
Total current liabilities	949	1,037

Long-term liabilities
Lease liabilities, long-term	60	37
Total long-term liabilities	60	37
Total liabilities	1,009	1,074
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both September 30, 2022 and December 31, 2021 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,604 shares issued and outstanding at September 30, 2022, 6,602 shares issued and outstanding at December 31, 2021	7	7
Additional paid-in-capital	62,567	62,552
Accumulated other comprehensive income (loss)	(133)	96
Accumulated deficit	(49,992)	(49,952)
Total stockholders’ equity	12,451	12,705
Total liabilities and stockholders’ equity	$13,460	$13,779

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Revenue, net	$1,851	$2,223	$5,882	$5,855
Cost of revenue	979	931	2,817	2,562
Gross profit	872	1,292	3,065	3,293
Operating expenses:
Engineering, research and development	319	105	912	554
Selling, general and administrative	743	928	2,476	2,407
Total operating expenses	1,062	1,033	3,388	2,961
Income (loss) from operations	(190)	259	(323)	332
Other income (expense):
Other income (expense), net	207	(6)	704	(25)
Income (loss) before income taxes	17	253	381	307
Income tax expense	11	30	121	64
Net income	$6	$223	$260	$243

Net income (loss) applicable to common stockholders	$(94)	$223	$(40)	$243
Earnings per common share – basic and diluted	$(0.01)	$0.03	$(0.01)	$0.04
Weighted average common shares outstanding – basic and diluted	6,603	6,602	6,603	6,601

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$6	$223	$260	$243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(80)	(2)	(229)	21
Comprehensive income (loss)	$(74)	$221	$31	$264

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2022	200	$2	6,602	$7	$62,552	$(53)	$(49,898)	$12,610
Net income	—	—	—	—	—	—	6	6
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Stock-based compensation expense	—	—	2	—	15	—	—	15
Balance at September 30, 2022	200	$2	6,604	$7	$62,567	$(133)	$(49,992)	$12,451

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine months ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	260	260
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	(229)	—	(229)
Stock-based compensation expense	—	—	2	—	15	—	—	15
Balance at September 30, 2022	200	$2	6,604	$7	$62,567	$(133)	$(49,992)	$12,451

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2021	—	$—	6,601	$7	$57,971	$60	$(49,150)	$8,888
Net income	—	—	—	—	—	—	223	223
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	15	—	—	15
Balance at September 30, 2021	—	$—	6,601	$7	$57,986	$58	$(48,927)	$9,124

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine months ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2020	—	$—	6,601	$7	$57,966	$37	$(49,170)	$8,840
Net income	—	—	—	—	—	—	243	243
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Stock-based compensation expense	—	—	—	—	20	—	—	20
Balance at September 30, 2021	—	$—	6,601	$7	$57,986	$58	$(48,927)	$9,124

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net income	$260	$243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	192	214
Unrealized and realized (gains) on marketable securities	(562)	—
Stock-based compensation expense	15	20
(Gain) on forgiveness of PPP loan	—	(186)
Adjustment to reconcile operating lease expense to cash paid	(6)	(13)
Loss on disposal of property and equipment	—	14
Deferred taxes	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	121	7
Inventories	(318)	64
Prepaid expenses and other assets	(36)	62
Accounts payable	33	(12)
Accrued liabilities	(154)	100
Accrued income taxes	70	132
Net cash provided by (used in) operating activities	(385)	639
Cash flows from investing activities:
Purchases of marketable securities	(6,027)	—
Proceeds from sales of marketable securities	15	—
Purchases of property, plant and equipment	(9)	(142)
Net cash used in investing activities	(6,021)	(142)
Cash flows from financing activities:
Payment of dividends on preferred stock	(300)	—
Net cash used in financing activities	(300)	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(187)	25
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,893)	522
Cash, cash equivalents and restricted cash, beginning of period	10,782	6,125
Cash, cash equivalents and restricted cash, end of period	$3,889	$6,647

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$3,889	$6,642
Restricted cash, end of period	—	5
Cash, cash equivalents and restricted cash, end of period	$3,889	$6,647

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$167	$(14)
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$178	$50

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

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2022.

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

As of September 30, 2022, there were no stock-based compensation awards outstanding.

Other Income (Expense), Net

Other income (expense), net, consists of interest income, foreign currency exchange gains and losses, gains and losses on marketable securities, and other non-operating income and expenses.

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

Public health threats could adversely affect our ongoing or planned business operations, including shutdowns, supply chain disruptions, logistical restrictions, impacts on consumer spending patterns, and other such affects. In particular, the outbreak of a novel coronavirus (COVID-19) in China resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot predict the scope and severity of potential business shutdowns or economic disruptions posed by public health threats, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

Subsequent Events

We have evaluated subsequent events through November 10, 2022, being the date these condensed consolidated financial statements were issued.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	September 30,	December 31,
	2022	2021

Inventories	(in thousands)
Raw materials	$655	$447
Work-in-process	230	209
Finished goods	172	159
Total inventories	$1,057	$814

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2022	2021

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,643	$1,696
Leasehold improvements	409	444
	2,052	2,140
Less: accumulated depreciation	(1,856)	(1,802)
Total property, plant and equipment, net	$196	$338

Depreciation expense totaled $48 thousand and $51 thousand for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense totaled $150 thousand and $163 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2022	2021

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(569)	(527)
Total intangible assets, net	$89	$131

Amortization expense totaled $14 thousand and $16 thousand for the three months ended September 30, 2022 and 2021, respectively. Amortization expense totaled $42 thousand and $50 thousand for the nine months ended September 30, 2022 and 2021, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2022 (remainder of year)	$13
2023	42
2024	27
2025	7
$89

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

Accrued liabilities	(in thousands)
Accrued compensation and benefits	$219	$402
Accrued vacation	94	82
Other accrued liabilities	21	23
Total accrued liabilities	$334	$507

Note 3 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”). AFS securities are carried at fair value on the condensed consolidated balance sheets. Realized and unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the three months ended September 30, 2022, we purchased $0 and sold $15 thousand of marketable equity securities. During the nine months ended September 30, 2022, we purchased $6.027 million and sold $15 thousand of marketable equity securities. During the three months ended September 30, 2022, gross realized gains were $2 thousand and gross realized losses were $0. During the nine months ended September 30, 2022, gross realized gains were $2 thousand and gross realized losses were $0. As of September 30, 2022, gross unrealized gains were $560 thousand, and gross unrealized losses were $0. As of September 30, 2022, our position in marketable equity securities had a historical cost of $6.014 million and a fair value of $6.574 million, as determined using Level 1 inputs on the fair value hierarchy.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Net income (loss)	$6	$223	$260	$243
Less: Preferred stock dividends	(100)	—	(300)	—
Net income (loss) applicable to common stockholders	(94)	223	(40)	243

Weighted average common shares outstanding – basic	6,603	6,602	6,603	6,601
Dilutive potential common shares from stock options, restricted stock units, and convertible preferred stock	—	—	—	—
Weighted average common shares outstanding – diluted	6,603	6,602	6,603	6,601

Earnings (loss) per common share, basic	$(0.01)	$0.03	$(0.01)	$0.04
Earnings (loss) per common share, diluted	$(0.01)	$0.03	$(0.01)	$0.04

Shares subject to anti-dilutive stock options and restricted stock units excluded from calculation	—	—	—	—
Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	—	400	—

Note 5 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022		2021
Customer A	20%	15%	27%		11%
Customer B	* %	17%	*	%	22%
Customer C	15%	* %	18%		* %
Customer D	12%	* %	*	%	* %
Customer E	10%	12%	*	%	12%

*    Less than 10% of total net revenues

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Net revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
United States	$661	$674	$2,657	$1,534
Asia and Middle East	1,069	1,383	2,849	3,873
Europe and other	121	166	376	448
Revenue, net	$1,851	$2,223	$5,882	$5,855

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy customers who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2022, three customers accounted for 35%, 16%, and 14% of total accounts receivable. At December 31, 2021, three customers accounted for 39%, 18%, and 12% of total accounts receivable. Our allowance for doubtful accounts was $0 at both September 30, 2022 and December 31, 2021.

Our long-lived assets were geographically located as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
United States	$314	$536
Asia	215	176
Total long-lived assets	$529	$712

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

	Three months ended September 30,
	2022		2021
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at July 1,	$23	$7	$16	$1

Billed (or accrued) to Qualstar by Interlink	206	—	217	—
Paid by Qualstar to Interlink	(203)	—	(217)	—

Billed (or accrued) to Interlink by Qualstar	—	29	—	22
Paid by Interlink to Qualstar	—	(28)	—	(23)
Balance at September 30,	$26	$8	$16	$—

	Nine months ended September 30,
	2022		2021
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$85	$8	$52	$34

Billed (or accrued) to Qualstar by Interlink	592	—	692	—
Paid by Qualstar to Interlink	(651)	—	(728)	—

Billed (or accrued) to Interlink by Qualstar	—	74	—	76
Paid by Interlink to Qualstar	—	(74)	—	(110)
Balance at September 30,	$26	$8	$16	$—

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

BKF Capital Group (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide certain operational and general and administrative services to the other entity. We entered into a M&A advisory consulting services agreement with Bronson Financial LLC (“BF”), a wholly owned subsidiary of BKF Capital, in which BF provides M&A advisory consulting services to us. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Three months ended September 30,
	2022		2021
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at July 1,	$6	$—	$6	$—

Billed (or accrued) to BKF Capital by Interlink	20	—	33	—
Paid by BKF Capital to Interlink	(14)	—	(32)	—

Billed (or accrued) to Interlink by BKF Capital	—	37	—	30
Paid by Interlink to BKF Capital	—	(37)	—	(30)
Balance at September 30,	$12	$—	$7	$—

	Nine months ended September 30,
	2022		2021
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$12	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	81	—	46	—
Paid by BKF Capital to Interlink	(81)	—	(39)	—

Billed (or accrued) to Interlink by BKF Capital	—	97	—	30
Paid by Interlink to BKF Capital	—	(97)	—	(30)
Balance at September 30,	$12	$—	$7	$—

Note 7 – Income Taxes

Our income tax expense is impacted by the mix of our domestic and foreign pre-tax earnings and losses. Our effective income tax rates are higher than the blended statutory tax rates of the jurisdictions in which we operate due to having incurred income tax expense on taxable income in certain jurisdictions, while not being able to benefit from losses in other jurisdictions for which our net operating loss carryovers (“NOLs”) are subject to valuation allowance. Income tax expense as a percentage of income/loss before income taxes was 64.7% for the three months ended September 30, 2022 versus 11.9% for the comparable quarter in the prior year. Income tax expense as a percentage of income before income taxes was 31.8% for the nine months ended September 30, 2022 versus 20.8% for the comparable period in the prior year.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of September 30, 2022, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

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

Of the $3.9 million of cash balances on hand at September 30, 2022, $0.9 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the nine months ended September 30, 2022 was 7.0%, and during the nine months ended September 30, 2021 was 5.5%.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2022, we have not recognized any impairment losses for our ROU assets.

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

We sublease approximately 205 square-feet of office space in Los Angeles, California for approximately $1 thousand per month. This lease term ends March 2023.

As of September 30, 2022, we had current and long-term lease liabilities of $144 thousand and $60 thousand, respectively, and ROU assets of $197 thousand. As of December 31, 2021, we had current and long-term lease liabilities of $138 thousand and $37 thousand, respectively, and ROU assets of $163 thousand. Future imputed interest as of September 30, 2022 totaled $10 thousand. The weighted average remaining lease term of our leases as of September 30, 2022 is 1.1 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2022 (remainder of year)	$48
2023	128
2024	38
Total undiscounted future non-cancelable minimum lease payments	214
Less: imputed interest	(10)
Present value of lease liabilities	$204

During the three months ended September 30, 2022, we incurred approximately $67 thousand in operating lease costs, of which $33 thousand is included in cost of revenue and $34 thousand is included in operating expenses in our condensed consolidated statements of operations. During the three months ended September 30, 2021, we incurred approximately $68 thousand in operating lease costs, of which $29 thousand is included in cost of revenue and $39 thousand is included in operating expenses in our condensed consolidated statements of operations.

During the nine months ended September 30, 2022, we incurred approximately $189 thousand in operating lease costs, of which $94 thousand is included in cost of revenue and $95 thousand is included in operating expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2021, we incurred approximately $234 thousand in operating lease costs, of which $88 thousand is included in cost of revenue and $146 thousand is included in operating expenses in our condensed consolidated statements of operations.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Litigation

We are not party to any legal proceedings as of September 30, 2022. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Director and Officer Indemnities and Contractual Guarantees

Pursuant to our bylaws, we will indemnify our directors and executive officers to the fullest extent permitted by Nevada law, without limitation as to amount or duration, in the event of any actual or threatened lawsuit or proceeding. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit or proceeding has been threatened or filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities.

We have also entered into an employment agreement with Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer. This agreement contains certain severance and change in control obligations. Under the agreement, if Mr. Bronson’s employment is terminated due to his death or disability (as such terms are defined in the agreement), Mr. Bronson or his beneficiaries will be entitled to receive: (i) his base compensation to the end of the monthly pay period immediately following the date of termination; (ii) accrued bonus payments; and (iii) immediate and full vesting of all unvested equity and/or options issued by the Company. If Mr. Bronson’s employment is terminated by him for good reason (as such term is defined in the agreement), or by us without cause, then Mr. Bronson will be entitled to receive: (i) his base compensation to the date of termination; (ii) a severance payment equal to twelve months of his base compensation; (iii) any earned bonus compensation; (iv) employee benefits for twelve months following the date of termination; (v) any vested company match 401(k) or other retirement contribution; and (vi) immediate and full vesting of all unvested equity and/or options issued by the Company.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

In the event of a change in control of the Company (as such term is defined in the agreement), Mr. Bronson is entitled to receive: (i) a change in control payment in an amount equal to twelve months of his base compensation, payable as of the date the change in control occurs; and (ii) immediate and full vesting of all unvested equity and/or options issued by the Company.

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

Market requirements for innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, are also driving increased demand for our products. Industry is moving towards the use of multi-modal HMI in the home, industrial, medical and automotive spaces. Interlink delivers cutting-edge, high-performance HMI solutions for customers who wish to replace outdated switches and knobs in these environments.

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

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area) and from our facility in Camarillo, California (Ventura County), where we have established a Global Product Development and Materials Science Center. This facility has a state-of-the-art printed electronics development laboratory as well as materials science lab. Our engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI and sensing solutions. We also maintain a small embedded software and IoT application development center in Singapore, and we expect to launch an engineering, research and development center in the United Kingdom. We manufacture all our products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$1,851	100.0%	$2,223	100.0%	$5,882	100.0%	$5,855	100.0%
Cost of revenue	979	52.9%	931	41.9%	2,817	47.9%	2,562	43.8%
Gross profit	872	47.1%	1,292	58.1%	3,065	52.1%	3,293	56.2%
Operating expenses:
Engineering, research and development	319	17.2%	105	4.7%	912	15.5%	554	9.5%
Selling, general and administrative	743	40.1%	928	41.7%	2,476	42.1%	2,407	41.1%
Total operating expenses	1,062	557.4%	1,033	46.5%	3,388	57.6%	2,961	50.6%
Income (loss) from operations	(190)	(10.3)%	259	11.7%	(323)	(5.5)%	332	5.7%
Other income (expense):
Other income (expense), net	207	11.2%	(6)	(0.3)%	704	12.0%	(25)	(0.4)%
Income (loss) before income taxes	17	0.9%	253	11.4%	381	6.5%	307	5.2%
Income tax expense (benefit)	11	0.6%	30	1.3%	121	2.1%	64	1.1%
Net income (loss)	$6	0.3%	$223	10.0%	$260	4.4%	$243	4.2%

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue, net by the markets we serve is as follows:

	Three months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$485	26.2%	$557	25.1%	$(72)	(12.9)%
Medical	372	20.1%	333	15.0%	39	11.7%
Consumer	216	11.7%	374	16.8%	(158)	(42.2)%
Automotive	10	0.5%	—	—%	10	100.0%
Standard	768	41.5%	959	43.1%	(191)	(19.9)%
Revenue, net	$1,851	100.0%	$2,223	100.0%	$(372)	(16.7)%

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

Revenues were up in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 in the medical market, and were down in the industrial and consumer markets and for our standard products. The increase in revenue from our medical market customers is due to a continued increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased based on increases in installations at their hospital and medical center customer locations. The decrease in revenue from our industrial market customers was due to decreased purchasing volume by these customers for use in their ongoing product lines resulting from changes in demand by their customers. The decrease in revenue from our consumer market customers is primarily due to a design change by one of our largest consumer products customers, offset by shipments of our custom sensors to a new customer in this market. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Three months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$872	47.1%	$1,292	58.1%	$(420)	(32.5)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage during the three months ended September 30, 2022 were down compared to the three months ended September 30, 2021 due primarily to higher materials and components costs on certain orders, and unfavorable changes in product and customer mix.

	Three months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$319	17.2%	$105	4.7%	$214	203.8%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our HMI solutions, as well as design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended September 30, 2022 were up compared to the three months ended September 30, 2021 due to increased engineering employee headcount and increased prototyping and product-development activities, and also due to inclusion in the 2021 period of receipt of a $129 thousand research incentive grant from the Singapore government that reduced expenses in the prior year period.

	Three months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$743	40.1%	$928	41.7%	$(185)	(19.9)%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for the three months ended September 30, 2022 were down compared to the three months ended September 30, 2021 due to lower sales and marketing employee headcount, and lower legal and other professional fees.

	Three months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$207	11.2%	$(6)	(0.3)%	$213	nm	%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for the three months ended September 30, 2022 was comprised of $181 thousand of gains on marketable securities, $24 thousand of foreign currency transaction gains, and $2 thousand of other non-operating income, while other income (expense), net for the three months ended September 30, 2021 was comprised of $6 thousand of foreign currency transaction losses.

	Three months ended September 30,
	2022		2021
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense (benefit)	$11	64.7%	$30	11.9%	$(19)	52.8%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate, adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate, including our current limitation on realizing tax benefits on domestic losses due to the valuation allowance on our domestic net operating loss carryforward. Based on the expected mix of domestic and foreign earnings and losses, we anticipate our effective tax rate to remain higher than the U.S. statutory rate of 21% primarily due to a significant portion of our consolidating earnings being recorded in the jurisdictions of China (25%), Singapore (17%), and Hong Kong (16.5%), while our domestic losses do not benefit the rate due to the valuation allowance. State income taxes also have an impact in the U.S.

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

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue, net by the markets we serve is as follows:

	Nine months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$1,797	30.6%	$1,529	26.1%	$268	17.5%
Medical	1,569	26.7%	662	11.3%	907	137.0%
Consumer	265	4.5%	1,271	21.7%	(1,006)	(79.2)%
Automotive	24	0.4%	—	—%	24	100.0%
Standard	2,227	37.9%	2,393	40.9%	(166)	(6.9)%
Revenue, net	$5,882	100.0%	$5,855	100.0%	$27	0.5%

Revenues were up in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 in the industrial and medical markets, and were down in the consumer markets and for our standard products. The increase in revenue from our industrial market customers was due to increased purchasing volume by and shipments to these customers. The increase in revenue from our medical market customers is due to a continued increase in shipments to our largest medical customer, whose purchasing volume has increased as COVID-19 restrictions have begun to subside. The decrease in revenue from our consumer market customers is primarily due to a design change by one of our largest consumer products customers, offset by shipments of our custom sensors to a new customer in this market. During 2022, we also sold products in the automotive market for the first time since 2018, as we are again pursuing a program with an automotive manufacturer. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Nine months ended September 30
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,065	52.1%	$3,293	56.2%	$(228)	(6.9)%

Gross profit and gross margin percentage during the nine months ended September 30, 2022 were down compared to the nine months ended September 30, 2021 due primarily to higher materials and components costs on certain orders, higher freight and tariff costs on certain transactions, unfavorable changes in product and customer mix, and changes in production efficiencies in our manufacturing operations.

	Nine months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$912	15.5%	$554	9.4%	$358	64.6%

Engineering and R&D costs for the nine months ended September 30, 2022 were up compared to the nine months ended September 30, 2021 due to increased engineering employee headcount and increased costs on prototyping and development activities, and also due to inclusion in the 2021 period of receipt of a $129 thousand research incentive grant from the Singapore government that reduced expenses in the prior year.

	Nine months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,476	42.9%	$2,407	41.1%	$69	2.9%

Selling, general and administrative costs for the nine months ended September 30, 2022 were up slightly compared to the nine months ended September 30, 2021. The prior year period included a $186 thousand benefit from forgiveness of the PPP loan. When comparing selling, general and administrative costs for the periods exclusive of that benefit, costs for the nine month period in the current year were lower than in the prior year due to lower sales and marketing employee headcount, and lower legal and other professional fees.

	Nine months ended September 30,
	2022		2021
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$704	12.0%	$(25)	(0.4)%	$729	nm	%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for the nine months ended September 30, 2022 was comprised of $562 thousand of gains on marketable securities, $139 thousand of foreign currency transaction gains, and $3 thousand of other non-operating income, while other income (expense), net for the nine months ended September 30, 2021 was comprised of $15 thousand of foreign currency transaction losses, and $10 thousand of other non-operating expenses.

	Nine months ended September 30,
	2022		2021
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense (benefit)	$121	31.8%	$64	20.8%	$57	89.1%

Income tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of September 30, 2022, we had cash and cash equivalents of $3.9 million, working capital of $12.0 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of the $3.9 million of cash balances on hand, $0.9 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(385)	$639
Net cash (used in) investing activities	(6,021)	(142)
Net cash (used in) financing activities	(300)	—

Net Cash Provided By (Used In) Operating Activities

For the nine months ended September 30, 2022, the $385 thousand of cash used in operating activities was attributable to net income of $260 thousand, adjusted for non-cash charges of $201 thousand, unrealized and realized gains on marketable securities of $562 thousand, and cash used in changes in operating assets and liabilities of $284 thousand.

Accounts receivable decreased from $1.1 million at December 31, 2021 to $958 thousand at September 30, 2022 due to improved collections and days-sales-outstanding for the third quarter of 2022 compared to the fourth quarter of 2021. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased from $814 thousand at December 31, 2021 to $1.1 million at September 30, 2022. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets increased from $391 thousand at December 31, 2021 to $453 thousand at September 30, 2022. The balance of our prepaid expenses and other assets fluctuates with the timing of payments of insurance premiums, advances, and estimated income taxes. Accounts payable and accrued liabilities decreased from $845 thousand at December 31, 2021 to $692 thousand at September 30, 2022, primarily due to the timing of payment for purchases of materials, compensation accruals, and other outside services.

For the nine months ended September 30, 2021, the $639 thousand of cash provided by operating activities was attributable to net income of $243 thousand, adjusted for non-cash charges of $229 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash provided by changes in operating assets and liabilities of $353 thousand.

Net Cash Used In Investing Activities

Net cash used in investing activities of $6.0 million for the nine months ended September 30, 2022 consisted of purchases of $6.0 million of marketable securities (net of sales) and $9 thousand of property, plant, and equipment. Net cash used in investing activities of $142 thousand for the nine months ended September 30, 2021 consisted of purchases of property, plant, and equipment.

Net Used In Financing Activities

Net cash used in financing activities of $300 thousand for the nine months ended September 30, 2022 consisted of payment of dividends on our Series A Convertible Preferred Stock. There was no cash provided by or used in financing activities during the nine months ended September 30, 2021.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2022. There have been no material changes to such risk factors during the three months ended September 30, 2022.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: November 10, 2022	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)