Form 10-K
period 2022-12-31
INTERLINK ELECTRONICS INC
filed 2023-03-29
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,416,239, based on the closing price on that date.

As of March 29, 2023, the registrant had 6,609,798 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERLINK ELECTRONICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1.    BUSINESS

Our Company

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) operates in two principal divisions: force-sensing resistors/Human Machine Interface (“HMI”) technology and gas-sensing technology.

Force-Sensing Resistors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others.

Interlink has been a leader in the printed electronics industry for over 35 years with the commercialization of our patented Force-Sensing Resistor (“FSR®”) technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We invented FSR® technology and pioneered commercialization of printed electronics manufacturing, paving the way for industry-wide adoption of force-sensing technology. Our extensive knowledge and experience with this technology, along with the firmware we incorporate in our HMI solutions, differentiates us from other providers of HMI solutions. We, along with our customers, incorporate our FSR® and force-sensing sensors and modules into end-user products. Our sensors and modules are used in electronics devices and systems where user input must be converted into useful output data. Our force-sensing technology solution platforms enable industry-first implementations in gaming, smartphone, rugged notebook, automotive cockpit and automotive entry applications. Consumer and end-user demand for enhanced user experience is driving the need for innovative multi-modal HMI technologies and applications. Force-sensing input provides a critical novel modality that drives a paradigm shift in HMI.

The market is increasingly requiring innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, which is driving increased demand for our products. High-tech products are moving towards the use of multi-modal HMI in the home, industrial, medical and automotive spaces. Interlink delivers cutting edge, high performance HMI solutions for customers who wish to replace outdated switches and knobs in these environments.

Significant market opportunities are rapidly emerging for us to improve upon the functionality of standard capacitive sensors which are widely available and competitively priced. Inadvertent activation, where users unintentionally activate a control, is a common problem with capacitive technology. In contrast, force-sensing solutions require a deliberate application of force to operate. We have had success in using our force-sensing solutions in combination with capacitive technologies to minimize the latter’s performance issues, enabling force-sensing solutions to complement competitive technologies and provide hybrid solutions and open up new opportunities for growth. We continue to simultaneously expand our standard product portfolio and develop new technology platforms to grow existing markets and capture emerging markets. This portfolio expansion will incorporate other complimentary sensing technologies. This broader portfolio of technologies will allow us to use our expertise in integrating multiple sensing technologies for applications in the rapidly growing Internet-of-Things (“IoT”).

Gas-Sensing Technology. We entered the gas-sensing market through our acquisition in December 2022 of the business assets of SPEC Sensors, LLC (“SPEC”) and KWJ Engineering, Inc. (“KWJ”), early pioneers in miniaturized, low-cost gas-sensing technologies, for approximately $2.2 million. Through these divisions (collectively, “SPEC-KWJ”), we now offer electrochemical gas-sensing technology products and solutions for industry, community, health and home, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

Our SPEC-KWJ division operates three primary business activities:

●	Custom Design and Engineering. For customers requiring specialized design and engineering work on new products incorporating gas-sensing, we offer circuit design and optimization, advanced characterization and compensation, development of operating firmware and algorithms, enclosure design and implementation, and testing and calibration. Examples include the world’s first carbon monoxide shutoff for portable generators and a rapid transdermal alcohol detector that can serve as a barrier to starting a vehicle while intoxicated.
●	SBIR Awards. We have been successful in obtaining Small Business Innovation Research (“SBIR”) grants from government agencies such as the NIH, the USDA, the NSF and the EPA that have enabled us to conduct research and development and develop new products. For example, SPEC’s Screen Printed Electrochemical Sensor technology was developed in part under NSF Phase I, II and IIB grants. Recent SBIR-funded projects include wildland fire air pollution monitoring and firefighter safety devices, transdermal blood alcohol monitors, and a simple lead test for drinking water safety.
●	Proprietary Product Lines. We offer our own line of instruments including Eco Sensors ozone monitors, an inline monitor for CO and other gases, a low-pressure alarm to notify users when tanks for life-critical gases such as oxygen and nitrogen need to be replenished, and sensor modules for air quality monitoring in “smart city” projects and IoT applications. Additionally, we provide a line of electrochemical sensors that are suited for wearable technology.

The market for gas sensors is growing rapidly, driven by demand in a broad range of industries and the availability of smaller, lower-cost, connected sensors. On a worldwide basis, green initiatives and accompanying government mandates are driving demand for facilities monitoring, especially in the energy space where regulations targeting fugitive gas emissions will require expanded detection efforts. Additionally, government and consumer demand for air quality information and pollution monitoring represent a significant opportunity for high performance, low-cost sensors and IoT devices as part of smart cities and smart homes. New applications in breath analysis and transdermal detection are also expected to create new opportunities in medical, commercial and consumer markets. Traditional safety and environmental monitoring markets are expected to grow with the reduction in size and cost of sensors and instruments, leading to larget networks of gas sensors improving the safety and performance of infrastructure. We believe we are positioned to take advantage of these trends with our proprietary, low-cost, low-power gas-sensing technologies and deep domain expertise in instrument design and implementation.

Locations. Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California (Orange County area), from our facility in Camarillo, California (Ventura County), and from the SPEC-KWJ facility in Newark, California (Silicon Valley area). We have established a Global Product Development and Materials Science Center in our Camarillo footprint that has a state-of-the-art printed electronics development laboratory as well as a materials science lab. Our force-sensing/HMI engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI and sensing solutions. The SPEC-KWJ engineering team is located at the Newark facility. We also maintain a small embedded software and IoT application development center in Singapore, and we expect to launch an engineering, research and development center in the United Kingdom. We manufacture all of our force-sensing/HMI products in our printed electronics manufacturing facility in Shenzhen, China, which has been in operation since 2006, and all of our gas-sensing products at the SPEC-KWJ facility in Newark. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base. We sell our products in a wide range of markets, including consumer electronics, automotive, industrial and medical. Our customers are some of the world’s largest companies and most recognizable brands.

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

Our Industry

Force-Sensing and HMI. HMI technologies have been available since the early 1970’s but were used almost exclusively in industrial products during the first 20 years of their existence. The introduction of touchpad mouse devices for laptop computers in the early 1990’s represented the first significant transition of HMI technologies into the consumer electronics market. Personal devices utilizing touch-sensitive technology became ubiquitous in our daily human-machine interactions with the introduction in 2007 of smart phone technology incorporating capacitive touchscreens. As the smart phone became an integral part of consumers’ daily lives throughout the world, it influenced consumers’ expectations of how we should interact with all types of devices. Whether those devices are personal electronics, industrial and medical equipment, or automobiles, users of this equipment expect sleek, highly-functioning design including touch-sensing technology. Consumers no longer want to push buttons or flip switches; rather, they expect smooth touch pads and gesture-driven input. Engineers are responding to this demand by incorporating touch-sensitive technology into a wide range of products, and any device that can utilize force and position sensing inputs to control or enhance its functionality is a candidate for use of the technology.

The products and solutions that we design, develop and manufacture for HMI and IoT applications are primarily printed electronic products. Printed electronics is an additive manufacturing technology used to create electrical devices on various substrates. For over 35 years we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications. Printed electronic technologies are emerging as potential low-cost replacements to silicon-based electronics in many specific application areas. As reported by industry analyst group IDTechEx, printed force sensors alone already account for approximately 30% of printed sensor market share, and by 2025, the projected market for all printed sensor components is expected to surpass $8 billion. According to the IDTechEx study Printed, Organic and Flexible Electronics 2020-2030: Forecasts, Technologies, Markets, the total market for printed, flexible, and organic electronics will grow from $41.2 billion in 2020 to $74 billion in 2030. The majority of that is OLEDs (organic but not printed) and conductive ink used for a wide range of applications; however, stretchable electronics, logic and memory, thin film sensors have huge growth potential. As a member of OE-A, the Organic and Printed Electronics Association, we actively influence and contribute to the global landscape of printed electronics.

IoT-enabled intelligent sensing applications are gaining rapid commercial attention. Our sensing technology platforms are capable of providing the critical backbone for data sensing, measurement and analytics used in emerging wireless connectivity implementations in both short-range low-power wireless communications such as Bluetooth and long-range ultra low-power wireless communications such as LoRaWAN®.

Gas-Sensing Technology. The modern era of gas detection started in the 1920s with the development of the catalytic combustion sensor by Dr. Oliver Johnson, the father of KWJ’s namesake Ken Johnson. Dr. Johnson also started what is widely recognized as the first electronics company in Silicon Valley, J-W Instruments, to commercialize the technology. The market has consistently demanded innovations making gas sensors smaller and more portable, and KWJ-SPEC and its predecessors have been on the forefront; for example, KWJ’s SPARROW stands out in today’s marketplace as the world’s smallest Bluetooth low energy (“BLE”)-enabled carbon monoxide monitor. Similarly, Dr. Jospeh Stetter, the inventor of SPEC’s Screen Printed Electrochemical Sensor technology, was one of the first to design and build commercial electrochemical gas sensors, and today SPEC delivers one of the smallest electrochemical gas sensors on the market.

The gas-detection industry has traditionally revolved around safety applications in hazardous environments, from oil and gas facilities to coal mines and other confined spaces where toxic and combustible gases could cause catastrophic losses. Over time, devices became smaller and more portable, reflecting the need for better solutions to improve health and safety in the workplace, but for many years, gas-sensor technology lagged begind. Most sensors used today are still relatively large or expensive or require too much power to operate to enable new applications in the field. SPEC’s screen-printed sensors offer an alternative using proven electrochemical techniques with new materials and manufacturing techniques to produce sensors that offer high performance but at low cost and with a small footprint.

Today, the demand for gas sensors has expanded beyond traditional applications with new industries requiring solutions from breath analysis to food transport and storage to wearable monitors for air quality and transdermal detection. Government and consumers are looking for information about their environment as the negative impact of global pollution, including greenhouse gas emissions, has become apparent. Gas sensors are a core element of many IoT applications and a critical part of the vision of a sensor-driven society where new technologies enable improved monitoring to enhance lives and protect the planet. We see SPEC’s printed sensor technology as a pathway to ubiquitous environmental sensing where low-power, low-cost sensors can provide a hyper-local picture of the air we breathe everyday, not just for those in industrial settings.

Our Strategy

Our primary objective is to be the global leader and provider of multi-sensing based HMI technology and gas-sensing solutions for the automotive, consumer electronics, medical, industrial automation and environmental monitoring markets. We also intend to utilize our role as a disruptive technology provider to bring our HMI and gas-sensing solutions to new markets. To achieve our strategy, we intend to:

●	Expand our presence in the markets we occupy. We will continue to exploit new opportunities in the markets we occupy by leveraging our demonstrable success in the solutions we are providing today.
●	Expand into new and emerging markets. We are bringing our highly-successful product lines and technologies to markets previously unaware of the opportunities provided by force-sensing, gas-sensing and related technology solutions.
●	Expand our presence with our current customers. We work with some of the world’s largest companies and most recognizable brands and provide second and third generation turn-key solutions to meet their technology needs. We will continue to develop these existing relationships by working closely with our customers to understand how we can support their product and technology strategies and continue to be a trusted advisor.
●	Pursue a multi-technology roadmap. We utilize multiple technologies in our HMI solutions, and we will continue to invest in research and development (“R&D”) and expand our offerings to include resistive, piezo, capacitive and other emerging touch and sensing technologies. These will enable us to integrate our solutions and create the smart surfaces of the future. These may include haptic technology to enhance the user experience of these next generation technologies.
●	Pursue inorganic growth opportunities. In connection with our growth strategy, we will continue to evaluate potential acquisitions that provide us with relevant new technologies to add to our “technology toolbox.”

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support. Interlink benefits from its own world-class manufacturing facility in Shenzhen, China, and its advanced and proprietary KWJ-SPEC facility in Silicon Valley, allowing us to react quickly to customer needs while ensuring the highest quality standards. We also maintain a technical sales force that can address new and existing customer opportunities worldwide. Our teams engage early in the development phase with our customers and we provide critical design inputs to ensure the solutions developed address the customer’s needs and meet their design goals and intent. We strive to solve our customers’ problems.

Our Technology Platforms and Products

Force-Sensing Technology and HMI. Interlink was founded on the invention and commercialization of FSR® technology, the industry’s first force-sensing solution using printed electronics manufacturing. As we transition from an FSR® sensor supplier to an HMI solutions provider, we pursue and embrace leading edge force-sensing and related technology platforms. Our embedded software engineering team located in Singapore, along with our VP of Engineering & Advanced Materials and our expanding materials science and engineering team in Camarillo, California, are focused on strategic technology roadmaps, development of scalable technology platform architectures and pursuit of synergistic technology partnerships. We also expect to launch an engineering, research and development center in the United Kingdom. In an ever-changing and competitive landscape, we are committed to staying ahead of the technology curve.

The two primary types of user-input technologies common in today’s devices are capacitive and resistive. Capacitive sensors are used in the touch screens found in most smart phones and similar devices used globally by millions of consumers. The most significant drawback to the capacitive technology is its inability to measure force, although there has been some progress recently in enhancing the technology with pseudo force-sensing. Capacitive sensors have become a high-volume, low-margin commodity product.

Our patented FSR® sensor technology consists of a bottom layer of conductor electrodes, a proprietary resistive material top layer and a separator between the two layers. An additional top layer that contains graphics and protects the sensor can also be added. FSR® sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where the design space is restricted, as in portable or wearable electronics. Our force-sensing technology enables the sensor to be used for continuously variable control functions. For example, in a pointing device, increased pressure can be used to produce faster cursor movement. Unlike capacitive devices, an FSR® sensor’s performance is not impeded by the presence of moisture, dirt or dust, making the sensor suitable for use outdoors and in moist and other “hostile” environments. Our FSR® sensors have no moving parts, can be packaged in a sealed environment, and are lower power and less susceptible to false readings or unintended touches than capacitive sensors. We have developed sophisticated algorithms and firmware that allows our FSR® technology to become a complete solution delivering effective HMI functionality to our customers.

Custom Solutions. Interlink offers a comprehensive portfolio of standard solutions, from simple force sensors to multi-finger capable rugged trackpads. The largest part of our business, however, is the development and manufacture of custom solutions for our major customers. We offer full integration capability spanning initial concept to large volume manufacturing. Custom solutions can be a single- or multi-technology platform to meet customer requirements and include both input and output technologies. We also offer full embedded firmware development and integration support. In many instances we work very closely with our OEM partners from the concept phase to ensure that our solutions are successfully integrated.

Standard Solutions. Our portfolio of standard solutions includes:

●	Our standard single zone FSR® sensors are the most versatile force-sensing technology on the market today. These innovative sensors provide an inverse change in resistance in response to an increase or decrease in applied force. These provide engineers and designers with a durable, reliable, easy to measure, easy to integrate, thin-form factor and low-cost solution for HMI touch solutions and analog data capture for machines. FSR® sensors are available in a range of sizes, shapes and lengths and with several connection options. We also now offer them in different force-sensing ranges, with the introduction of our FSR X® and FSR UX® range of standard sensors. These new sensors were developed in our material science development lab.
●	Force-sensing linear potentiometers (“FSLP”) are sensors which can be used for menu navigation and control. Our use of force allows for high rate scrolling and a more intuitive user experience. The FSLP is an easy to integrate, high resolution, ultra-low-power based solution that brings intuitive user controls to reduced form factor hand-held consumer electronic devices. These sensors are available in multiple lengths. We also offer a ring sensor for full 360-degree position sensing. These sensors are designed to be integrated into a device’s host processor without the need for a dedicated microprocessor.
●	Our integrated mouse modules and pointing solutions can add touchpad or 360-degree pointing control to virtually any electronic device. Ranging from simple mouse button integration to NEMA rated (National Electrical Manufacturer Association) industrial pointing devices, these solutions are ideal for applications away from the desktop. The modules use FSR® technology and measurement firmware in a four-zone sensor or 4-wire resistive touchpad configuration along with a micro-controller to provide pressure sensitive cursor direction and speed control in a durable and easy to integrate form factor.
●	Piezoelectric sensors are an upcoming addition to our standard sensor portfolio. After highly successful custom implementation in automotive applications, we have developed a set of standard piezo sensors and development kit. These sensors are polymeric piezoelectric sensors with a wide range of applications and uses such as dynamic strain gauges, impact/force sensors, vital signs sensors, motion sensors, vibration sensors, accelerometers, and solid state rugged switches. Many of these diverse application modes require extensive domain knowledge for successful integration. We believe our expertise in this area will allow us to be a trusted advisor to help our customers develop specialized solutions and solve their integration challenges.

Gas-Sensing Technology. Our gas-sensing products and technologies are based on developing smaller, low-power, low-cost solutions to challenging applications in gas sensing. We combine a long history and deep domain knowledge with cutting-edge sensor technology and advanced instrumentation to make reliable products that also enable new applications for wireless and wearable gas sensing. Our engineering team includes five Ph.Ds in a broad range of disciplines from Chemical Engineering to Electrical Engineering and Physics. We design and build all of our sensors and instruments in-house, and our facilities include proprietary high-volume electrochemical sensor manufacturing, device assembly and calibration, and advanced test and measurement capabilities. We partner with leading institutions such as Georgia Tech and San Jose State to develop novel technologies under government grants, while also performing new product development and engineering services for private partners that include startups and Fortune 500 companies.

Gas-sensor technologies are diverse and fragmented with devices and sensors focused on specific solitions and applications. Electrochemical gas sensors are typically more sensitive and selective to particular gases and are inherently low power to operate. They are also typically very large, expensive and prone to short lifespans in the field. SPEC Sensors was created to address the growing market demand for smaller, lower cost, high performance electrochemical sensors for wireless, wearable and IoT applications, and we now combine proven electrochemical sensor technology with new materials and manufacturing methods to produce some of the smallest, thinnest, lowest cost gas sensors still capable of performing in demanding applications.

Our electrochemical gas-sensing technology products and solutions combine our innovations with custom electronics, calibration and compensation to deliver unique solutions and address needs in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

●	Our Eco Sensors™ branded line of ozone monitors and detectors is the low-cost market leader in the space, incorporating state-of-the-art SPEC sensors to achieve reference-level accuracy at a low cost. Ozone is commonly used in a wide variety of commercial applications to clean, disinfect and remediate odors without the use of environmentally harmful chemicals. Ozone is a powerful oxidant that can be produced on site and dissipates into oxygen after reaction or its end of half-life. However, ozone is toxic to humans and can destroy materials at higher concentrations and therefore needs to be monitored during use for safety and process control. Under the Eco Sensors brand, we offer a full line of ozone instruments, including low cost handhelds, wall mount alarms, remote generator controllers and OEM modules.
●	We offer a number of standard and custom solutions for in-line carbon monoxide monitoring for supplied breathing air applications. Designed to meet the requirements of OSHA monitoring for CO in compressed gas lines and carrying CSA approval, our CO monitors offer a robust and reliable solution for medical gas verification and demanding supplied air applications such as sandblasting and painting. We also make low-pressure cylinder alarms and the world’s smallest Bluetooth CO monitor, the SPARROW.
●	Our line of screen-printed electrochemical gas sensors offer high performance and a unique, small form factor at a low price. Our UL-2034 recognized CO sensor offers air quality level sensitivity with an industry-leading 10-year lifetime. Additionally, we offer sensors for H2S, Ozone, NO2, SO2, Ethanol and VOC’s, as well as new sensors for hydrogen and low-level outdoor CO. We also sell gas-sensor modules that incorporate operating electronics and signal processing to deliver compensated PPM output off the shelf.

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

Our FSR® sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of the manufacturing process are currently conducted in-house at our U.S. and China manufacturing facilities to maintain quality and protect our force-sensing technology from infringement. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR® sensors, require considerable domain knowledge expertise and know how. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2022, we held twenty-four (24) patents, and had sixteen (16) patents pending. We group our patents into three general categories: sensors, which includes eight (8) patents expiring between 2024 and 2032; sensing systems, which includes five (5) patents expiring between 2029 and 2038; and human interface devices, which includes eleven (11) patents expiring between 2024 and 2036. Our intellectual property strategy involves filing patent applications in our strategic focus markets on a regular basis. We have also strengthened our patent portfolio to align with rapidly emerging market opportunities in IoT and smart surfaces. Our sensor fusion platform portfolio, for example, enables strategic pre-positioning in capturing intelligent multi-sensing applications including, for example, haptics. This will be enabled by emerging ultra low-power wireless technologies including WiFi, BLE, LoRaWAN®, as well as cellular technologies such as LTE-M and NB-IoT.

Competition

The markets for our products, both in force-sensing/HMI and gas-sensing, are highly competitive and subject to rapid advancement in design technology. We must identify and capture future market opportunities by developing and deploying value-added products.

We compete for market share based on our customers’ selection of our components over our competitors during the design phase of their products. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors.

In force-sensing/HMI, we offer a disruptive technology that is replacing outdated and undesirable approaches including switch technology. We often must convince companies to abandon older, proven but less elegant technologies and adopt our solutions. This change is supported by significant end-user demand for touch-sensitive solutions. We also compete against the highly commoditized capacitive sensing technology. However, our solutions are focused on providing functionality in situations where capacitive is not the appropriate solution, is unreliable or entirely unavailable. Our hybrid sensor fusion solutions better address our customers’ unique sensing and HMI challenges.

In gas-sensing, we offer sensors that are smaller, thinner, and lower cost than most competitors that offer sensors in commoditized packages and pinouts. We are also capable of rapid customization of our sensors to meet the specific detection needs of our OEM customers, giving us an advantage in new and difficult applications and providing a better solution overall. We also combine our sensors with custom electronics, calibration and compensation to enhance performance and provide plug-and-play solutions that reduce the customer’s need to invest in calibration infrastructure. We maintain a market advantage in ozone sensing through our deep industry knowledge and advanced calibration and compensation. Our in-line CO monitors remain the industry standard for reliability and can garner a premium over lower cost, lower quality competitors. We believe that adding features such as connectivity and portability will enhance our offering and maintain our advantage in the future.

The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure. We believe that our strategy of developing and offering more sophisticated solutions, including smart surfaces for HMI applications and connected, cost-effective gas detection instruments, will enable us to maintain our leading edge over our competitors.

Sales and Marketing

We sell our products and solutions through our direct sales employees as well as outside sales representatives and distributors. We work directly with large multi-national companies, small start-up companies, technology design houses and original equipment manufacturers (“OEMs”). Our sales personnel have extensive engineering backgrounds and receive substantial support from our internal engineering resources. Sales frequently result from interactions between senior management, design engineers, procurement departments, and our sales personnel. We interact with our customers throughout the product development and order process. We maintain sales offices in the United States and Japan. We primarily utilize Digi-Key Electronics, based in Thief River Falls, Minnesota, as a global, full-service distributor of our standard products. In addition to Digi-Key Electronics, we distribute gas-detection instruments through Grainger, Cole Parmer and other worldwide distributors, and we have representative companies located in key markets so we can provide local support to strategic customers in these regions.

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years and requires continued participation from our sales, engineering and management teams. Our sales cycle for our custom solutions generally includes the following two phases:

Design Opportunity to Design Win

●	Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s need.
●	A customer might select one of our standard solutions or a custom design might be required to fulfill the customer’s product needs. Custom solutions might require engineering design fees and tooling costs.
●	Product samples are provided to the customer and our team works with the customer to ensure product performance and address customer needs and specifications.
●	A firm commitment from a customer’s engineering and/or purchasing organization or pre-production orders indicate a design win. In most cases, we are a sole-source supplier to our customer and cannot be easily and/or quickly replaced once the product goes into production.

Mass Production

●	Once the customer has chosen our solution, they may move their product into the production phase. It may take several months or more to go from design win to production. Product lifespan varies dramatically depending on the marketplace and product. Consumer electronics may have a lifespan of six months to five years, industrial and automotive applications may continue for three to ten years, and medical product lifespans may continue past 20 years.

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

Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay at any time. In order to meet the expectations of our customers, we must provide innovative solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, manage inventory, maintain satisfactory delivery schedules, and meet performance goals.

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, and we expect this to continue. On a bill-to basis, international sales constituted 55% and 71% of our net revenues for the years ended December 31, 2022 and 2021, respectively, with sales in 2022 to customers in Japan, China, and Taiwan accounting for 24%, 15%, and 6% of net revenues, respectively.

Future sales of our products will be based on, among other elements, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

For the year ended December 31, 2022, we had three customers that represented 24.9%, 17.8% and 9.3% of net revenues, respectively, and have been customers of ours for over 30 years, over 10 years, and over 10 years, respectively. These same three customers represented 14.7%, 9.4%, and 14.7% of net revenues for the year ended December 31, 2021.

Manufacturing Operations and Principal Suppliers

We have our own modern manufacturing facility of approximately 14,476 square feet in Shenzhen, China that is ISO 9001, ISO 14001 and ISO 13485 certified. We plan to start the process of acquiring IATF 16949 certification as our automotive customer base expands. We work hard to meet current environmental and sustainability standards required by our customers and legislation in various geographic markets. All products are RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) compliant. We also monitor all of our suppliers to ensure that conflict minerals are eliminated from our supply chain.

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

In 2021, we launched our new Global Product Development and Materials Science Center in Camarillo, California, where our VP of Engineering & Advanced Materials is located, along with other current and future resources. At this location, we focus on new product development including, among other areas, materials science and printed electronics. We also maintain a core embedded software engineering team in Singapore, and we expect to launch an engineering, research and development center in the United Kingdom. We also operate an engineering center in our facility in Shenzhen, China, which is focused on sustaining engineering, customer support, quality control and new product introduction in our force-sensing/HMI business, and an engineering and R&D facility in Newark, California, focused on new product development, SBIR-funded research and quality control.

The global R&D team pursues scientific research, technology platform development and advanced product development in areas of materials science, printed electronics devices and manufacturing processes, and multi-disciplinary system engineering. The global R&D centers support strategic partnerships with key partners in electronics manufacturing services, digital manufacturing including 3D printing and product development. This team also explores opportunities to work on government funded research projects that are aligned with our technology competencies.

Our Employees

As of December 31, 2022, we had 98 full-time employees worldwide. Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. In 2022, our top three customers accounted for 25%, 18% and 9% of our net revenues, respectively. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time.

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

Additionally, our sourcing operations may also be hurt by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) in countries in which our products are manufactured. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from our products. Furthermore, changes in U.S. trade policies, including new restrictions, tariffs or other changes could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international suppliers and materially adversely affect our business. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021, and to a lesser extent in fiscal 2022. Depending on the continued extent and duration of these constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in our manufacturing facilities or arrangements could cause our revenues and operating results to decline.

We manufacture of our products in Shenzhen, China and Newark, California. These facilities are vulnerable to damage from earthquakes, floods, fires, power loss and similar events. They could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at either manufacturing facility could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which may cause our revenues and operating results to decline. Performance, reliability or quality problems with our products may cause our customers to reduce or cancel orders which would harm our operating results.

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

In addition, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability (for example, the conflict between Russia and Ukraine), physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) and other unforeseen or catastrophic events, could damage our manufacturing facilities or our vendors’ fulfillment centers or render them inoperable, making it difficult or impossible for us or our vendors to process customer orders for an extended period of time. For example, in March 2022, China imposed a multi-day lockdown in the city of Shenzhen due to a rise in the number of coronavirus cases, which required factories to close and disrupted our manufacturing operations in that city; while China has now officially ended its “zero-COVID” policy, there can be no assurance that such a policy will not be reimposed at some time in the future if deemed necessary or desirable by the Chinese government, which could result in further lockdowns. International conflicts such as between Russia and Ukraine, and tensions with countries such as Iran and North Korea, and resulting political uncertainties also could result in an increase in cyberattacks that could either directly or indirectly impact our operations. Such events may also result in delays in our or our vendors’ receipt of inventory and the delivery of merchandise between our customers, our stores and/or our partners and our distribution center and our vendors’ fulfillment centers. We or our vendors could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us or our vendors to reopen or replace our distribution center or any of their fulfillment centers.

We cannot guarantee that our solutions for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.

Our HMI and gas-sensing solutions may not be successful in new markets. Various target markets for our products and solutions may develop slower than anticipated or could utilize competing technologies. The markets for certain of our HMI products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

The successful integration of gas sensors relies heavily on our customers’ investment in the required infrastructure to bring up a device or instrument and also on their competency and execution in development. The performance of any gas sensor depends on the quality of its implementation and may vary depending on design decisions, tradeoffs, or lack of experience. While we perform extensive engineering services for our customers and support them with reference materials and open-source designs, we cannot guarantee our customers’ success, and this remains a risk for our portfolio.

Our ability to generate significant revenue from new markets will depend on various factors, including the following:

●	the development and growth of these markets;
●	the ability of our technologies and product solutions to address the needs of these markets;
●	the price and performance requirements of our customers and the preferences of end users; and
●	our ability to provide our customers with solutions that provide advantages in terms of size, power consumption, reliability, durability, performance and value-added features compared with alternative solutions.

The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede our sales growth and could result in substantially reduced earnings. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.

If we fail to maintain and build relationships with our customers, or if our customers’ products which utilize our solutions do not gain widespread market acceptance, our revenue may stagnate or decline.

We generally do not sell products to end-users. Instead, we sell component products that our customers incorporate into their products, and we depend on our customers to successfully manufacture and distribute products incorporating our component products and to generate consumer demand through their marketing and promotional activities. We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our solutions. As a result of this, our success depends almost entirely upon the widespread market acceptance of our customers’ products that incorporate our solutions. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our solutions.

Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay at any time. In order to meet the expectations of our customers, we must provide innovative solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

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

As a result, each of Messrs. Bronson and Hoffman divides his time among these companies and does not devote his full business time and attention to Interlink’s business. Each of Messrs. Bronson and Hoffman currently works an equivalent full-time schedule; however, there can be no assurance that the amount of time these officers devote to our company will not diminish from time to time for limited or extended periods as their other business obligations require a greater portion of their attention. Neither Mr. Bronson nor Mr. Hoffman is required to spend a minimum amount of time on Interlink business. Our continued success depends in part upon the availability and performance of these officers, particularly Mr. Bronson, who possesses unique and extensive industry knowledge and experience as well as a deep understanding of our business and strategy. A reduction in their services to Interlink from current levels due to obligations to Qualstar Corporation, BKF Capital Group, Inc. or other organizations with which these officers are affiliated could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

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

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers. International conflicts such as between Russia and Ukraine, and tensions with countries such as Iran and North Korea, and resulting political uncertainties also could result in an increase in cyberattacks that could either directly or indirectly impact our operations. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to theft, loss or misuse of data, including proprietary or confidential information, relating to our business, products, employees, suppliers and customers; disruption due to computer viruses and programming errors; attacks by third parties including demanding ransom to return control of our systems and services; or similar disruptive problems. If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may incur substantial costs and liabilities, including the following:

●	expenses to rectify the consequences of the security breach or cyber-attack;
●	liability for misused or stolen assets or information;
●	costs of repairing damage to our systems;
●	lost revenue and income resulting from any system downtime caused by such breach or attack;

●	loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack;
●	increased costs of cyber security protection;
●	costs of incentives we may be required to offer to our customers or business partners to retain their business; and
●	damage to our reputation.

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

Our common stock is quoted on The Nasdaq Capital Market, where the daily trading volume has been low. This is due in part to the significant percentage (approximately 83% as of December 31, 2022) of our shares that are held by officers and directors and their affiliates.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include, without limitation, the following:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of technology companies in general;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	actual or anticipated changes or fluctuations in our results of operations;
●	failure of our results of operations to meet the expectations of securities analysts or investors;
●	actual or anticipated changes in the expectations of investors or securities analysts;
●	litigation involving us, our industry, or both;
●	regulatory developments in the United States, foreign countries, or both;
●	general economic conditions and trends;

●	economic disruptions caused by political disputes and governmental gridlock in the United States;
●	major catastrophic events;
●	lockup releases, and sales of large blocks of our common stock;
●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as on consumer spending;
●	departures of key employees; or
●	an adverse impact on the company from any of the other risks cited herein.

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

Holders of our Series A Convertible Preferred Stock have a liquidation preference equal to the greater of $25.00 per share plus any accrued and unpaid dividends, and such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock been converted into our common stock in the event of our liquidation or winding up. This means that those holders are entitled to receive the liquidation preference before any payment or other distribution of assets to our common stockholders, and the amount of any such payment or other distribution will be reduced by that amount. The aggregate liquidation preference of the Series A Convertible Preferred Stock as of December 31, 2022 was $5 million.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owned approximately 82% of the outstanding shares of our common stock as of December 31, 2022. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from yours and he may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including without limitation the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List. Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons. We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

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

The outbreak of the novel coronavirus (which causes the disease now known as COVID-19) was first identified in December 2019 in Wuhan, China, and together with its numerous variants has since spread rapidly across the world, including in all or most of the countries in which we, our clients, and our suppliers operate. The COVID-19 pandemic has caused, and is expected to continue to cause, directly and indirectly, a global slowdown in economic activity, a decrease in consumer and industrial demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the pandemic and its economic consequences are uncertain, vary by region, and are rapidly changing and difficult to predict, its full impact on our operations and financial performance, as well as its impact on our near-term ability to successfully execute our strategic objectives, remains similarly uncertain and difficult to predict. Further, the pandemic’s ultimate impact depends in part on many factors not within our control and which may vary by region (heightening the uncertainty as to the ultimate impact COVID-19 may have on our operations and financial performance), including, without limitation: restrictive governmental and business actions that have been and continue to be taken in response (including travel restrictions, work from home requirements, and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets and financial market volatility; levels of economic contraction or growth; the impact of the pandemic on health and safety; the pace of recovery if and when the pandemic subsides; and how significantly the number of cases increases as economies begin to open and restrictive governmental and business actions are relaxed.

In addition, the COVID-19 pandemic has recently subjected our operations and financial performance to several risks, including the following:

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

●	Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;
●	The failure of third parties on which we rely, including our suppliers, customers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default;
●	Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;
●	Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted;
●	Litigation, manufacturing delays and harm to our reputation resulting from any accident, illness, or injury to our employees related to COVID-19 that could negatively affect our business, results of operations and financial condition;
●	Changes in prices of products and services may be impacted by worldwide demand and by the ongoing COVID-19 pandemic, which price increases could materially increase our operating costs and adversely affect our profit margin;
●	Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;
●	Sudden and/or severe declines in the market price of our common stock; and
●	Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic that likely will not be recoverable.

The COVID-19 pandemic may also affect our operations and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results. The degree to which COVID-19 impacts our results will depend on future developments, and there is no certainty that measures we have taken or will take will be sufficient to mitigate the risks posed by the virus. Additional impacts and risks may arise that we or our customers, suppliers, and other partners are not aware of or able to respond to effectively, and which may adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations. Compliance with these rules and regulations imposes legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire additional employees to comply with these requirements, which will increase our costs and expenses.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintain our principal office, totaling approximately 4,351 square feet, in Irvine, California, under a sub-lease that expires in May 2023. We conduct engineering, assembly and prototyping activities in Camarillo, California, where we established a Global Product Development and Materials Science Center, and (for SPEC-KWJ) in Newark, California. We conduct production operations in our facilities in Shenzhen, China, and Newark, California, research and development activities in our electronics lab in Singapore, distribution operations in our Hong Kong facility, and sales operations in our Tokyo office and various other locations in the United States. In total, we lease approximately 33,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

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

Holders of Record

As of December 31, 2022, we had 23 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

Interlink Electronics, Inc. operates in two principal divisions: force-sensing technology and gas-sensing technology. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Interlink has been a leader in the printed electronics industry for over 35 years with the commercialization of our patented FSR® technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers. Through our acquisition in December 2022 of the business assets of SPEC Sensors, LLC and KWJ Engineering, Inc., early pioneers in miniaturized, low-cost gas-sensing technologies, we also offer electrochemical gas-sensing technology products and solutions for industry, community, health and home, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

We sell our products and solutions globally to a diverse array of customers that include the Fortune 500 as well as start-ups, design houses, original design manufacturers, OEMs and universities. Our technology has been deployed in the consumer electronics, industrial automation, automotive, medical, and environmental monitoring markets. Our global presence in the United States, China, Hong Kong, Singapore and Japan, allows us to provide local sales and engineering support services to our existing and future customers. Our products are manufactured by our wholly-owned subsidiary in a state-of-the-art facility in Shenzhen, China, and in our production facility in Newark, California. We control 100% of the manufacturing and shipping process which enables us to respond quickly to customer product demand and design requirements.

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge solutions that are seamless to deploy and perform flawlessly. We spent several years building a research and development (R&D) organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces. We have now shifted a majority of R&D and product development efforts to Camarillo, California, where we established a Global Product Development and Materials Science Center, and our advanced and proprietary facility in Silicon Valley. We believe this increased presence in the U.S. will allow us to grow our business and be more closely aligned with current and future large-tier customers. We also expect to launch an engineering, research and development center in the United Kingdom. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the tables are based on net revenues.

	Year ended December 31,
	2022		2021
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$7,493	100.0%	$7,478	100.0%
Cost of revenue	3,632	48.5	3,420	45.7
Gross profit	3,861	51.5	4,058	54.3
Operating expenses:
Engineering, research and development	1,220	16.3	893	11.9
Selling, general and administrative	3,309	44.2	3,244	43.4
Total operating expenses	4,529	60.4	4,137	55.3
Loss from operations	(668)	(8.9)	(79)	(1.1)
Other income (expense):
Other income (expense), net	2,611	34.8	(50)	(0.7)
Income (loss) before income taxes	1,943	25.9	(129)	(1.7)
Income tax expense	271	3.6	605	8.1
Net income (loss)	$1,672	22.3%	$(734)	(9.8)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue, net by the markets we serve is as follows:

	Year ended December 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$2,269	30.3%	$2,191	29.3%	$78	3.6%
Medical	1,865	24.9	1,102	14.7	763	69.2
Consumer	363	4.8	1,271	17.0	(908)	(71.4)
Automotive	24	0.3	14	0.2	10	71.4
Standard	2,972	39.7	2,900	38.8	72	2.5
Revenue, net	$7,493	100.0%	$7,478	100.0%	$15	0.2%

We sell our custom products into the industrial, medical, consumer, automotive and environmental monitoring markets. We sell our standard products through various distribution networks. The ultimate customer for standard products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life-cycles. Industrial, medical, and environmental monitoring products generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

Revenues were up in 2022 compared to 2021 in the medical market, down in the consumer market, and generally flat in the industrial and automotive markets, and for our standard products. The increase in revenue from our medical market customers is due to an increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased based on increases in installations at their hospital and medical center customer locations. The decrease in revenue from our consumer market customers is primarily due to a design change by one of our largest consumer products customers, offset by shipments of our custom sensors to a new customer in this market. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their project and building plans.

	Year ended December 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,861	51.5%	$4,058	54.3%	$(197)	(4.9)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage for 2022 were down compared to 2021 due primarily to higher materials and components costs on certain orders, higher freight and tariff costs on certain transactions, unfavorable changes in product and customer mix, and changes in production efficiencies in our manufacturing operations.

	Year ended December 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,220	16.3%	$893	11.9%	$327	36.6%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our force-sensing and gas-sensing technologies and solutions, as well as design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for 2022 were up compared to 2021 due to increased engineering employee headcount and increased costs on prototyping and development activities, and also due to inclusion in 2021 of receipt of a $129 thousand research incentive grant from the Singapore government that reduced expenses in the prior year.

	Year ended December 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$3,309	44.2%	$3,244	43.4%	$65	2.0%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for 2022 were up slightly compared to 2021. The prior year period included a $186 thousand benefit from forgiveness of the PPP loan. When comparing selling, general and administrative costs for the periods exclusive of that benefit, costs for 2022 were lower than in the prior year due to lower sales and marketing employee headcount, and lower legal and other professional fees.

	Year ended December 31,
	2022		2021
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$2,611	34.8%	$(50)	0.7%	$2,661	n/a

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for 2022 was comprised of $2.449 million of gains on marketable securities, $121 thousand of foreign currency transaction gains, and $41 thousand of interest income, while other income (expense), net for 2021 was comprised of $40 thousand of foreign currency transaction losses, and $10 thousand of other non-operating expenses.

	Year ended December 31,
	2022		2021
		% of Pre-		% of Pre-
	Amount	tax Income	Amount	tax Income	Change	% Change

	(in thousands, except percentages)
Income tax expense	$271	13.9%	$605	469.0%	$(334)	n/a

Tax expense (benefit) reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. For 2022, the Company’s tax provision reflects tax expense on its foreign earnings, and tax expense on its domestic earnings net of utilization of a portion of the previously recorded valuation allocance. For 2021, the Company recorded an income tax provision comprised substantially of valuation allowance against domestic deferred tax assets due to recent history of U.S. taxable losses.

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

Liquidity and Capital Resources

Cash requirements for working capital, capital expenditures, and acquisition activities have been funded from cash balances on hand, cash generated from operations and marketable securities, and sales of equity securities. As of December 31, 2022, we had cash and cash equivalents of $10.1 million, working capital of $12.6 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2022. Of the $10.1 million of cash balances on hand, $0.9 million was held by foreign subsidiaries; if those funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

In 2021, we sold 200,000 shares of our 8.0% Series A Convertible Preferred Stock at a price of $25.00 per share for gross proceeds to us of $5.0 million before placement agent fees and transaction expenses. Each share of Series A Preferred Stock is convertible into two shares of our common stock. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.16667 per month and $2.00 per annum per share, based on the $25.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears on the 15th day of each calendar month. Our board of directors commenced paying dividends on our Series A Convertible Preferred Stock in November 2021, and we expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under Nevada law.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(915)	$231
Net cash provided by (used in) investing activities	735	(159)
Net cash provided by (used in) financing activities	(350)	4,520

Net Cash Provided By (Used In) Operating Activities

For the year ended December 31, 2022, the $915 thousand in net cash used in operating activities was attributable to net income of $1.672 million, adjusted for non-cash charges of $256 thousand, realized gain on marketable securities of $2.449 million, and cash used in changes in operating assets and liabilities of $394 thousand.

For the year ended December 31, 2021, the $231 thousand in net cash provided by operating activities was attributable to net loss of $734 thousand, adjusted for non-cash charges of $819 thousand, non-cash gain on forgiveness of PPP loan of $186 thousand, and cash from changes in operating assets and liabilities of $332 thousand.

Accounts receivable increased from $1.080 million at December 31, 2021 to $1.178 million at December 31, 2022 due to timing of shipments and cash collections during the fourth quarter of 2022 compared to the fourth quarter of 2021. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased from $814 thousand at December 31, 2021 to $2.112 million at December 31, 2022 due primarily to the inventory acquired in the acquisition of SPEC and KWJ in December 2022; inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased from $391 thousand at December 31, 2021 to $321 thousand at December 31, 2022. The balance of our prepaid expenses and other assets fluctuates with the timing of payments of insurance premiums, advances, and estimated income taxes. Accounts payable and accrued liabilities decreased slightly from $845 thousand at December 31, 2021 to $841 thousand at December 31, 2022; payables and accrued expenses fluctuate based on the timing of payment for purchases of materials, compensation accruals, and other outside services.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities of $735 thousand for the year ended December 31, 2022 consisted of net proceeds from purchase and sales of marketable securities of $2.449 million, net cash used in the December 2022 acquisition of SPEC and KWJ of $1.672 million, and $42 thousand of cash used for purchases of property and equipment. Net cash used in investing activities of $159 thousand for the year ended December 31, 2021 consisted primarily of capital expenditures related to completion of the Global Product Development and Materials Science Center in our Camarillo footprint.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities of $350 thousand for the year ended December 31, 2022 consisted of payment of $400 thousand of dividends on our Series A Convertible Preferred Stock, offset by $50 thousand of proceeds from issuance of common stock. Net cash provided by financing activities of $4.5 million for the year ended December 31, 2021 was from our Series A Convertible Preferred Stock offering in which we raised gross offering proceeds of $5.0 million before reductions for selling commissions and costs.

Transactions with Related Parties

For a discussion of transactions with related parties, see Note 12, Related Party Transactions, of the notes to the consolidated financial statements, and Item 13, Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Assessments of Impairment of Goodwill and Long-Lived Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed. Goodwill is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently in events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets and property, plant and equipment are carried at cost less accumulated depreciation and amortization, and are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. The impairment tests and assessments involve estimates and require management judgment of qualitative and quantitative considerations. If factors change in the future and we use different assumptions, our impairment tests and assessments could change significantly.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLINK ELECTRONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interlink Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Interlink Electronics, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ LMHS, P.C.

We have served as the Company’s auditor since 2022.

Norwell, Massachusetts

March 29, 2023

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

/s/ Macias Gini & O’Connell LLP

We served as the Company’s auditor since 2021, which ended in 2022.

Irvine, CA

March 29, 2022

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$10,091	$10,777
Restricted cash	—	5
Accounts receivable, net	1,178	1,080
Inventories	2,112	814
Prepaid expenses and other current assets	321	391
Total current assets	13,702	13,067
Property, plant and equipment, net	184	338
Intangible assets, net	76	131
Goodwill	650	—
Right-of-use assets	172	163
Deferred tax assets	134	8
Other assets	65	72
Total assets	$14,983	$13,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$273	$338
Accrued liabilities	568	507
Lease liabilities, current	131	138
Accrued income taxes	117	54
Total current liabilities	1,089	1,037

Long-term liabilities
Lease liabilities, long term	46	37
Total long-term liabilities	46	37
Total liabilities	1,135	1,074

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both December 31, 2022 and 2021 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,610 and 6,602 shares issued and outstanding at December 31, 2022 and 2021, respectively	7	7
Additional paid-in-capital	62,617	62,552
Accumulated other comprehensive income (loss)	(98)	96
Accumulated deficit	(48,680)	(49,952)
Total stockholders’ equity	13,848	12,705
Total liabilities and stockholders’ equity	$14,983	$13,779

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021

	(in thousands, except per share data)

Revenue, net	$7,493	$7,478
Cost of revenue	3,632	3,420
Gross profit	3,861	4,058
Operating expenses:
Engineering, research and development	1,220	893
Selling, general and administrative	3,309	3,244
Total operating expenses	4,529	4,137
Loss from operations	(668)	(79)
Other income (expense):
Other income (expense), net	2,611	(50)
Income (loss) before income taxes	1,943	(129)
Income tax expense	271	605
Net income (loss)	$1,672	$(734)

Net income (loss) applicable to common stockholders	$1,272	$(782)
Earnings (loss) per common share, basic	$0.19	$(0.12)
Earnings (loss) per common share, diluted	$0.19	$(0.12)

Weighted average common shares outstanding - basic	6,603	6,601
Weighted average common shares outstanding - diluted	6,603	6,601

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2022	2021

	(in thousands)
Net income (loss)	$1,672	$(734)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(194)	59
Comprehensive income (loss)	$1,478	$(675)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	—	$—	6,601	$7	$57,966	$37	$(49,170)	$8,840
Net (loss)	—	—	—	—	—	—	(734)	(734)
Issuance of preferred stock	200	2	—	—	4,566	—	—	4,568
Preferred stock dividends	—	—	—	—	—	—	(48)	(48)
Foreign currency translation adjustment	—	—	—	—	—	59	—	59
Stock-based compensation expense	—	—	1	—	20	—	—	20
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	1,672	1,672
Issuance of common stock	—	—	6	—	50	—	—	50
Preferred stock dividends	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	(194)
Stock-based compensation expense	—	—	2	—	15	—	—	15
Balance at December 31, 2022	200	$2	6,610	$7	$62,617	$(98)	$(48,680)	$13,848

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,672	$(734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	248	281
Stock-based compensation expense	15	20
Unrealized and realized (gains) on marketable securities	(2,449)	—
Loss on disposal of property, plant and equipment	—	14
Gain on forgiveness of PPP loan	—	(186)
Adjustment to reconcile operating lease expense to cash paid	(7)	(15)
Deferred income taxes	(131)	519
Changes in operating assets and liabilities:
Accounts receivable	216	33
Inventories	(286)	66
Prepaid expenses and other assets	128	(7)
Accounts payable	(209)	88
Accrued liabilities	(179)	150
Accrued income taxes	67	2
Net cash provided by (used in) operating activities	(915)	231
Cash flows from investing activities:
Purchases of marketable securities	(6,027)	—
Proceeds from sales of marketable securities	8,476	—
Purchases of property, plant and equipment	(42)	(159)
Acquisition of SPEC and KWJ, net of cash acquired	(1,672)	—
Net cash provided by (used in) investing activities	735	(159)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of $432 of issuance costs	—	4,568
Payment of dividends on preferred stock	(400)	(48)
Proceeds from issuance of common stock	50	—
Net cash provided by (used in) financing activities	(350)	4,520
Effect of exchange rate changes on cash	(161)	65
Net increase (decrease) in cash, cash equivalents, and restricted cash	(691)	4,657
Cash, cash equivalents and restricted cash, beginning of period	10,782	6,125
Cash, cash equivalents and restricted cash, end of period	$10,091	$10,782

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$10,091	$10,777
Restricted cash, end of period	—	5
Cash, cash equivalents and restricted cash, end of period	$10,091	$10,782

Supplemental disclosure of cash flow information:
Income taxes paid	$272	$138
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$178	$50

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) operates in two principal divisions: force-sensing technology and gas-sensing technology. We design, develop, manufacture and sell a range of force-sensing and gas-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard sensor based products and custom sensor system solutions. Our force-sensing products and solutions include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. Our electrochemical gas-sensing technology products and solutions are deployed in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

Interlink serves our world-wide customer base from our corporate headquarters in Irvine, California, our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California, our printed-electronics manufacturing facility in Shenzhen, China, our advanced and proprietary production and product development facility in Newark, California, our engineering, research and development center in Singapore, and our distribution and logistics center in Hong Kong. We also maintain a technical and sales office in Japan, and we expect to launch an engineering, research and development center in the United Kingdom. Our principal executive office is located at 1 Jenner, Suite 200, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

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

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency for our Hong Kong, Singapore and United Kingdom subsidiaries is the United States dollar. However, our Hong Kong, Singapore, and United Kingdom subsidiaries also transact business in their local currency. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods. Foreign currency transaction and remeasurement gains and losses are included in results of operations within other income (expense), net, for which gains (losses) of $121 thousand and $(40) thousand were recorded in the years ended December 31, 2022 and 2021, respectively.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force- and gas-sensing technology solutions.

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are classified in revenue. Costs incurred for shipping and handling are classified in cost of revenue.

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

Leases

The Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

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

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts. Investments with original maturity dates less than 90 days are classified as cash equivalents. Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash. All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China, Hong Kong and Singapore. Our balances in each country were insured at the maximum limit determined by each country. In the U.S., we had approximately $8.4 million and $8.2 million in excess of the Federal Deposit Insurance Corporation limit of $250 thousand per depositor, per insured bank at December 31, 2022 and 2021, respectively. Approximately $0.7 million and $1.9 million held in banks in China at December 31, 2022 and 2021, respectively, was not insured. Approximately $168 thousand and $296 thousand held in banks in Singapore at December 31, 2022 and 2021, respectively, was not insured. Approximately $63 thousand and $202 thousand held in banks in Hong Kong at December 31, 2022 and 2021, respectively, was not insured.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (“NRV”). Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased materials and outsourced assembly. NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such product in the ordinary course of business.

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

Intangible Assets, Net

Our intangible assets consist primarily of patents and trademarks and are carried at cost less accumulated amortization. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that an impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. As of December 31, 2022, we have not recognized any impairment losses for our intangible assets.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently in events and circumstances exist that indicate that a goodwill impairment test should be performed. We have selected December 31 as the date to perform the annual impairment test. As of December 31, 2022, we have not recognized any impairment losses for our goodwill.

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

Subsequent Events

The Company has evaluated subsequent events through March 29, 2023, being the date these consolidated financial statements were issued.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. According to the FDIC, all insured depositors of SVB will have full access to their insured deposits. The Company has total cash and cash equivalents of approximately $10 million March 10, 2023. Approximately $800 thousand was held at SVB at that date, which represents approximately 8% of the Company’s cash and cash equivalents balance at that date. The Company’s deposits with SVB are largely uninsured. Notwithstanding the closure of SVB, the Company continues to believe that its existing cash and cash equivalents balance and cash flow from operations will be sufficient to meet its working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond.

On March 17, 2023, we acquired all of the stock of Calman Technology Limited, an independent company based outside Glasgow, Scotland, with over 25 years of experience in the design and manufacture of membrane keypads, graphic overlays and printed electronics. The purchase price was approximately $5.0 million.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2022	2021

Inventories	(in thousands)
Raw materials	$1,632	$447
Work-in-process	192	209
Finished goods	285	158
Total inventories	$2,112	$814

	December 31,	December 31,
	2022	2021

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,688	$1,696
Leasehold improvements	417	444
	2,105	2,140
Less: accumulated depreciation	(1,921)	(1,802)
Total property, plant and equipment, net	$184	$338

Depreciation expense totaled $193 thousand and $216 thousand in 2022 and 2021, respectively.

	December 31,	December 31,
	2022	2021

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(582)	(527)
Total intangibles, net	$76	$131

Amortization expense totaled $54 thousand and $65 thousand in 2022 and 2021, respectively. Future amortization on existing intangibles over the next five years is as follows:

Years ending December 31,	(in thousands)
2023	$42
2024	27
2025	7
2026	—
2027	—
Thereafter	—
$76

	December 31,	December 31,
	2022	2021

Accrued liabilities	(in thousands)
Accrued wages and benefits	$320	$402
Accrued vacation	223	82
Accrued other liabilities	25	23
Total accrued liabilities	$568	$507

Note 3 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”) and recorded at fair value, as determined using Level 1 inputs on the fair value hierarchy. Realized and unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the years ended December 31, 2022 and 2021, we purchased $6.027 million and $0 of marketable securities, respectively and we sold $8.476 million and $0 of marketable securities, respectively, for realized gains of $2.249 million and $0, respectively.

Note 4 – Acquisition of Assets of SPEC Sensors and KWJ Engineering

On December 16, 2022, we acquired all of the assets of SPEC Sensors, LLC, a Delaware limited liability company (“SPEC”), and KWJ Engineering, Inc., a California corporation (“KWJ”) (collectively, “SPEC/KWJ”), two industry-leading designers and manufacturers of gas, air and environmental quality sensors, pursuant to an Asset Purchase Agreement, dated as of December 16, 2022 (the “Purchase Agreement”), by and among the Company, SPEC/KWJ, and the equity holders of SPEC and KWJ (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants. Under the terms of the Purchase Agreement, the purchase price for both companies’ assets was $2,000,000, plus (or minus) the amount by which the combined companies’ net working capital at closing is more (or less) than $1,350,000, which was preliminarily calculated as $2,213,527, of which $1,519,000 was paid at closing, $375,000 was paid into escrow subject to a 90-day purchase price adjustment process (of which we expect $55,473 will be reimbursed to us), and $375,000 was paid into escrow to be available to satisfy claims, if any, made by the Company for breaches of representations and warranties by SPEC/KWJ or the equity holders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). We are in the process of identifying and measuring the fair value of certain property and equipment assets, intangible assets, and working capital balances, thus the provisional measurements of these assests and goodwill are subject to change.

Cash	$541
Accounts receivable	316
Inventories	1,063
Prepaid expenses and other current assets	42
Deposits	16
Accounts payable	(157)
Accrued liabilities	(257)
Net identifiable assets acquired	1,564
Goodwill	650
Net assets acquired	$2,214

The goodwill recognized is attributable primarily to expected synergies and the assembled workforces of SPEC/KWJ. The goodwill is expected to be deductible for income tax purposes. The fair value of accounts receivable is equal to the $316 thousand gross contractual amount, as we expect the entire balance to be collectible. Revenue and (loss) of SPEC/KWJ included in our consodliated statement of operations from the acquisition date to December 31, 2022 were $10 thousand and $(100) thousand, respectively.

The following represents the proforma consolidated statement of operations as if SPEC/KWJ had been included in our consolidated results for the entire years ended December 31, 2022 and 2021 (unaudited):

	Year Ended December 31,
	2022	2021

	(in thousands)
Revenue	$12,175	$12,274
Net income (loss)	$1,367	$(487)

Note 5 - Series A Convertible Preferred Stock

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

Note 6 - Stock-Based Compensation

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

As of December 31, 2022, there were no stock-based compensation awards outstanding. The stock-based compensation expense recorded in the years ended December 31, 2022 and 2021 was for shares of common stock issued to members of the Board of Directors as partial compensation for their service as a director.

Note 7 - Earnings Per Share

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

	Year Ended
	December 31,
	2022	2021

	(in thousands, except per share data)
Net income (loss)	$1,672	$(734)
Less: Preferred stock dividends	(400)	(48)
Net income (loss) applicable to common stockholders	$1,272	$(782)

Weighted average common shares outstanding – basic	6,603	6,601
Dilutive potential common shares from stock options, restricted stock units, and convertible preferred stock	—	—
Weighted average common shares outstanding – diluted	6,603	6,601

Earnings (loss) per common share, basic	$0.19	$(0.12)
Earnings (loss) per common share, diluted	$0.19	$(0.12)

Shares subject to anti-dilutive stock options and restricted stock units excluded from calculation	—	—
Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	400

Note 8- Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Income (loss) before income taxes:
Domestic	$1,363	$(921)
Foreign	580	792
	$1,943	$(129)

Income tax provision (benefit) consists of the following for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Income tax provision (benefit):
Current
Federal	$254	$(113)
State	13	1
Foreign	130	198
Total current	397	86
Deferred:
Federal	—	267
State	—	253
Foreign	(126)	(1)
Total deferred	(126)	519
Total income tax provision (benefit)	$271	$605

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2022		2021
	$	%	$	%

	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$408	21.0%	$(27)	21.0%
State tax expense net of federal tax benefit	130	6.7	(63)	49.0
Foreign taxes	22	1.1	24	(18.5)
Other	(137)	(7.1)	42	(33.1)
Change in valuation allowance	(152)	(7.8)	629	489.0
Income tax provision (benefit)	$271	13.9%	$605	470.6%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2022	2021

	(in thousands)
Deferred taxes, net
Net operating loss carryforward	$211	$469
Accruals	62	22
Reserves	66	9
Property, plant and equipment, and intangible assets	124	48
Stock-based compensation expense	85	85
Other	63	4
Total deferred tax assets	611	637
Valuation allowance	(477)	(629)
Net deferred tax assets	$134	$8

Deferred taxes are recorded for the following net operating losses (“NOLs”) that can be used in future tax years:

	December 31,
	2022	2021

	(in millions)
Net operating losses
Federal	$0.6	$1.1
State	1.3	3.2
Foreign	—	—
	$1.9	$4.3

The federal and state NOLs expire at various dates between 2022 through 2030. Foreign NOLs are related to the jurisdiction of Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of December 31, 2022, $32.3 million of the federal NOLs and $13.9 million of the state NOLs are subject to annual limitations due to the February 2010 ownership change, at approximately $71 thousand per year. Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote-off the related deferred tax assets during the year ended December 31, 2015. Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense. At December 31, 2022, the gross NOLs without regard to this permanent write-off is $32.2 million for federal and $13.8 million for state. A roll-forward of the NOLs for which deferred tax assets are now recorded is as follows:

	Year Ended
	December 31,
	2022	2021

	(in millions)
Net operating losses
Balance at January 1,	$4.3	$2.9
NOL generated (utilized)	(2.4)	1.4
NOL expired unused	—	—
Other, including changes in foreign exchange rates	—	—
Balance at December 31,	$1.9	$4.3

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both December 31, 2022 and 2021, while no valuation allowance on foreign deferred tax assets was necessary at both December 31, 2022 and 2021. One objective negative piece of evidence we evaluated was our cumulative domestic loss incurred over the three-year periods ended December 31, 2022 and 2021. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $477 thousand and $629 thousand, respectively, was recorded against our domestic deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of the $10.1 million of cash balances on hand at December 31, 2022, $0.9 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns after 2018 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Generally, state and foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and 2021, there were no penalties or interest recorded in income tax expense.

Note 9 - Significant Customers, Concentrations of Credit Risk and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to, or greater than, 10% of total net revenues are as follows:

	Year ended December 31,
	2022		2021
Customer A	25%		15%
Customer B	*	%	17%
Customer C	18%		* %
Customer D	*	%	15%

* less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Year ended December 31,
	2022	2021

	(in thousands)
United States	$3,367	$2,185
Asia and Middle East	3,670	4,724
Europe and other	456	569
Revenue, net	$7,493	$7,478

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At December 31, 2022, two customers accounted for 20% and 13% of total accounts receivable. At December 31, 2021, three customers accounted for 39%, 18%, and 12% of total accounts receivable. Our allowance for doubtful accounts was $0 at both December 31, 2022 and 2021.

Our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
United States	$935	$536
Asia	344	176
Total long-lived assets	$1,279	$712

Note 10 – Retirement Savings Plan

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute between 1% and 60% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits. The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $5,000. All contributions, including the Company match, are vested immediately. Our matching contributions to the plan were $23 thousand and $5 thousand in 2022 and 2021, respectively.

Note 11 – Paycheck Protection Program Loan

In April 2020, the Company received a loan in the aggregate principal amount of $186 thousand pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The loan was evidenced by a promissory note, dated April 21, 2020, issued by us to the lender, which was to mature on April 20, 2022, and bore interest at a rate of 1.00% per annum, payable monthly following an initial deferral period as specified under the PPP. Proceeds from the loan were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. The full amount of the loan principal and interest was forgiven in February 2021. Forgiveness of the PPP loan resulted in contra-expense of $186 thousand being recorded in selling, general and administrative expense during the year ended December 31, 2021.

Note 12 - Related Party Transactions

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

	Year ended December 31,
	2022		2021
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$84	$8	$52	$34

Billed (or accrued) to Qualstar by Interlink	798	—	892	—
Paid by Qualstar to Interlink	(877)	—	(860)	—

Billed (or accrued) to Interlink by Qualstar	—	96	—	102
Paid by Interlink to Qualstar	—	(104)	—	(128)
Balance at December 31,	$5	$—	$84	$8

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

	Year ended December 31,
	2022		2021
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$12	$—	$—	$—

Billed (or accrued) to BKF Capital by Interlink	104	—	81	—
Paid by BKF Capital to Interlink	(114)	—	(69)	—

Billed (or accrued) to Interlink by BKF Capital	—	147	—	60
Paid by Interlink to BKF Capital	—	(147)	—	(60)
Balance at December 31,	$2	$—	$12	$—

Note 13 – Commitments and Contingencies

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the years ended December 31, 2022 and 2021 was 7.00% and 5.50%, respectively.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2022, we have not recognized any impairment losses for our ROU assets.

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

In June 2020, we entered into a sublease agreement to lease 4,351 square feet of space located in Irvine, California for approximately $6 thousand per month with 3 percent annual increases, plus common area maintenance costs. The lease term ends May 31, 2023. The space is used for executive offices, sales, finance and administration.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2022, we renewed this lease for the period June 1, 2022 through May 31, 2024 for approximately $8 thousand per month.

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2023, we renewed this lease for the period March 1, 2023 through February 28, 2024 for approximately $18 thousand per month.

We lease a 275 square-foot engineering and administrative office in Singapore for approximately $1 thousand per month. This lease term ends May 2023.

We lease a 3,000 square-foot distribution facility in Hong Kong for approximately $2 thousand per month. This lease term ends April 2023.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1 thousand per month. This lease term ends November 2024.

We sublease approximately 205 square-feet of office space in Los Angeles, California for approximately $1 thousand per month. This lease term ends March 2023.

As of December 31, 2022, the Company had current and long-term lease liabilities of $131 thousand and $46 thousand, respectively, and ROU assets of $172 thousand. As of December 31, 2021, the Company had current and long-term lease liabilities of $138 thousand and $37 thousand, respectively, and ROU assets of $163 thousand. Future imputed interest as of December 31, 2022 totaled $8 thousand. The weighted average remaining lease term of the Company’s leases as of December 31, 2022 is 0.9 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2023	$138
2024	47
2025	—
2026	—
2027	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	185
Less: imputed interest	(8)
Present value of lease liabilities	$177

During the year ended December 31, 2022, we recognized approximately $255 thousand in operating lease costs, including approximately $126 thousand in cost of revenue and approximately $129 thousand in operating expenses. During the year ended December 31, 2021, we recognized approximately $294 thousand in operating lease costs, including approximately $122 thousand in cost of revenue and approximately $172 thousand in operating expenses.

Litigation

We are not party to any material legal proceedings at December 31, 2022. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption established for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding our directors and executive officers as of December 31, 2022:

Name	Age	Company Position
Steven N. Bronson	57	Chairman of the Board, President, and Chief Executive Officer
Ryan J. Hoffman	44	Chief Financial Officer and Secretary
Gene Chen, PhD	51	Vice President of Engineering & Advanced Materials
Joy C. Hou	47	Director
David J. Wolenski	61	Director
Maria N. Fregosi	57	Director

Executive Officers

Steven N. Bronson. Mr. Bronson has over 35 years of business and entrepreneurial experience. His successful background in investment banking, operations, and management has led him to acquire meaningful stakes in several promising technology companies and assuming CEO roles. Mr. Bronson became the Chairman and CEO of Interlink Electronics in 2010. Less than a year later, in 2011, he also took on the role of President, bringing both his operational and financial expertise to the company. Since successfully returning Interlink’s business to profitability, Mr. Bronson has focused on strategic matters, mission-critical decisions, and the identification of potential acquisitions and business partnership opportunities.

In July 2013, Mr. Bronson assumed the positions of President and CEO of Qualstar Corporation (OTCMKTS: QBAK)—a high-quality tape library manufacturer—and its subsidiary N2Power, a manufacturer of high efficiency power supplies for diverse electronics industries. He immediately initiated a turnaround strategy, implementing cost-cutting measures and aggressive sales efforts. Since 2008, Mr. Bronson has held the position of Chairman, President, and CEO of BKF Capital Group, Inc. (OTCMKTS: BKFG) a publicly traded company operating through its wholly-owned subsidiaries, BKF Asset Holdings, Inc., which invests in publicly and privately owned businesses, and Bronson Financial LLC, a FINRA member investment banking firm (providing M&A advisory and capital raising services to lower and middle-market companies). In addition, Mr. Bronson served on the board of Mikron Infrared Instruments, Inc. from September 1996 to July 2000. During a restructuring period spanning August 1998 to May 1999, he was appointed Mikron’s Chairman and CEO. Mr. Bronson led the effort of recruiting a top-notch management team, eventually increasing the company’s revenue by 500 percent; it was sold in April 2007. Mr. Bronson is also the Chairman, President, and Chief

Executive Officer of Ridgefield Acquisition Corp. (OTCMKTS: RDGA) since 1996. Ridgefield Acquisition Corp. is a public shell that is seeking a merger, acquisition, or business combination with a viable operating entity.

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

Non-Employee Directors

Maria N. Fregosi. Ms. Fregosi joined our board of directors in February 2021. Ms. Fregosi previously served as Chief Investment Officer of Home Point Capital Inc. (NASDAQ:HMPT) from 2020 to 2022, a leading residential mortgage originator and servicer, where she was responsible for managing and monitoring the company’s investments. Ms. Fregosi is a founding member of Home Point Capital, and previously served as its Chief Financial Officer from 2018 to 2020 as well as its Chief Strategy Officer and Chief Capital Markets Officer from 2015 to 2018. Ms. Fregosi has served as a member of the Board of Home Point Mortgage Acceptance Corp. since 2020. Prior to joining Home Point Capital, Ms. Fregosi served as Chief Capital Markets Officer for Hamilton Group Funding, a retail mortgage loan originator. In addition, Ms. Fregosi previously served as the Chief Operating Officer and Chief Compliance Officer of Catalyst Financial, a full-service value-based investment banking firm, and simultaneously the Chief Operating Officer for BKF Capital Group, Inc., a publicly traded investment company. Ms. Fregosi also served as Chief Operating Officer and Chief Financial Officer of Client First Settlement Funding, a boutique specialty finance company, and as an Executive Vice President at ABN AMRO Bank. Ms. Fregosi holds a Master of Business Administration in Finance from the University of Rochester’s Simon School and is a Summa Cum Laude graduate with a Bachelor of Arts in Economics from SUNY Buffalo State College.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2022 and 2021. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Exchange Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this proxy statement, these three officers are referred to as our “named executive officers.”

				All Other
		Salary	Bonus(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)
Steven N. Bronson	2022	300,000	50,000	1,677	351,677
Chief Executive Officer, President, and Chairman of the Board	2021	300,000	100,000	1,677	401,677

Ryan J. Hoffman(3)	2022	95,128	20,000	2,684	117,813
Chief Financial Officer	2021	94,379	50,000	697	145,076

Gene Chen, PhD(4)	2022	165,169	—	—	165,169
Vice President of Engineering & Advanced Materials	2021	103,713	10,000	250	113,963
(1)	Consists of discretionary cash bonuses awarded by our compensation committee.
(2)	Consists of the taxable cost of group term life insurance coverage, 401(k) employer matching contributions, and other miscellaneous compensation.
(3)	Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation and BKF Capital Group, Inc. Accordingly, a portion his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to Interlink, Qualstar Corporation, and BKF Capital Group, Inc. The amounts presented in this table represent the net portion of his compensation charged to and incurred by Interlink.
(4)	Dr. Chen joined Interlink in May 2021.

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

Ryan J. Hoffman

We entered into an employment arrangement with Ryan J. Hoffman, our Chief Financial Officer, in November 2020. The employment arrangement provides for an annual base salary, which currently is $245,000, and a discretionary annual bonus. Because Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation and BKF Capital Group, Inc., a portion his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to Interlink, Qualstar Corporation, and BKF Capital Group, Inc. Mr. Hoffman’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Mr. Hoffman is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2022.

401(k) Plan

We maintain a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 60% of their eligible compensation subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants. The match is limited to 50% of base salary up to $5,000.

Non-Employee Director Compensation

Director Compensation Table

The following table details the total compensation earned by our non-employee directors in fiscal year 2022:

	Fees Earned or
	Paid in Cash	Stock Awards(1)(2)	Total
Director	($)	($)	($)
Joy C. Hou	10,000	5,000	15,000
David J. Wolenski	10,000	5,000	15,000
Maria N. Fregosi	10,000	5,000	15,000
(1)	Represents awards of our common stock. These amounts represent the grant date fair value of the stock awards granted in fiscal year 2022 determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the director, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(2)	On July 15, 2022, each of Ms. Hou, Mr. Wolenski and Ms. Fregosi received 600 shares of our common stock as partial payment of their annual compensation for service on our board of directors.

No director held stock options or restricted stock awards as of December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2022, for:

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

We have based percentage ownership of our common stock on 6,609,798 shares of our common stock outstanding as of December 31, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2022, as well as all shares of common stock issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of December 31, 2022. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Interlink Electronics, Inc., 1 Jenner, Suite 200, Irvine, California 92618.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Steven N. Bronson(1)	5,448,698	82.4%
Ryan J. Hoffman	—	—
Gene Chen, PhD	—	—
Joy C. Hou(2)	12,135	0.2%
David J. Wolenski	2,885	0.0%
Maria N. Fregosi	1,978	0.0%
All executive officers and directors as a group (6 persons)	5,465,696	82.7%

Other 5% Stockholders:
BKF Asset Holdings, Inc.(3)	993,658	15.0%
(1)	Consists of (i) 4,249,040 shares of common stock held by Mr. Bronson individually and jointly with his spouse, (ii) 993,658 shares of common stock held by BKF Asset Holdings, Inc. and (iii) 206,000 shares of common stock held separately by Mr. Bronson’s spouse.
(2)	Consists of (i) 7,385 shares of common stock held Ms. Hou jointly with her spouse and (ii) 4,750 shares of common stock held Ms. Hou’s minor child.
(3)	BKF Asset Holdings, Inc. is a wholly-owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2022.

Number of
Securities
Remaining
	Number of		Available for
	Securities to	Weighted	Future Issuance
	be Issued Upon	Average	Under Equity
	Exercise	Exercise Price	Compensation
	of Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	1,538,543
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,538,543
(1)	Consists of our 2016 Omnibus Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions, and series of related transactions, since January 1, 2021 to which we were or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at December 31, 2022 and 2021; and
●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.

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

We have entered into the following cost sharing arrangements with Qualstar and BKF Capital:

Irvine, California Facility: We have facilities agreements with both Qualstar and BKF Capital to allow each the use of a portion of the office leased by us in Irvine, California, and we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2022 and 2021, we billed Qualstar $54 thousand and $54 thousand, respectively, for Qualstar’s use of our Irvine office facility. For the years ended December 31, 2022 and 2021, we billed BKF Capital $6 thousand and $3 thousand, respectively, for BKF Capital’s use of our Irvine office facility.

Camarillo, California Facility: We have a facilities agreement with Qualstar to allow us to use a portion of the office and warehouse facility leased by Qualstar in Camarillo, California, and we have agreed to split substantially all rent and lease related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2022 and 2021, we incurred $73 thousand and $72 thousand, respectively, for our use of Qualstar’s Camarillo facility.

Los Angeles, California Facility: Commencing in March 2022, we have a facilities agreement with Qualstar to allow it the use of a portion of the office leased by us in Los Angeles, California, and we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the year ended December 31, 2022, we billed Qualstar $8 thousand for Qualstar’s use of our Los Angeles office facility.

Consulting Agreements: We have entered into various consulting agreements with Qualstar and BKF Capital. Pursuant to the consulting agreements, certain of the parties’ respective employees and independent contractors provide operational, sales, marketing, general and administrative services to the other entity. Interlink provided such consulting services to Qualstar in the amounts of $646 thousand and $756 thousand for the years ended December 31, 2022 and 2021, respectively. Interlink provided such consulting services to BKF Capital in the amounts of $73 thousand and $65 thousand for the years ended December 31, 2022 and 2021, respectively. Qualstar provided such consulting services to Interlink in the amounts of $12 thousand and $14 thousand for the years ended December 31, 2022 and 2021, respectively. BKF Capital provided such consulting services to Interlink in the amounts of $26 thousand and $0 thousand for the years ended December 31, 2022 and 2021, respectively.

M&A Advisory Consulting Agreement: Effective July 2021, we entered into a M&A advisory consulting services agreement with Bronson Financial LLC, a wholly owned subsidiary of BKF Capital, in which Bronson Financial LLC provides mergers and acquisitions advisory consulting services to Interlink for $10 thousand per month. For the years ended December 31, 2022 and 2021, we incurred $120 thousand and $60 thousand for services rendered under this agreement.

Expense Reimbursements: Additionally, the parties occasionally pay expenses on behalf of one another, for which each party reimburses the other party correspondingly. We incurred reimbursable expenses on behalf of Qualstar in the amounts of $90 thousand and $82 thousand for the years ended December 31, 2022 and 2021, respectively. We incurred reimbursable expenses on behalf of BKF Capital in the amounts of $23 thousand and $13 thousand for the years ended December 31, 2022 and 2021, respectively. Qualstar incurred reimbursable expenses on behalf of us in the amounts of $11 thousand and $16 thousand for the years ended December 31, 2022 and 2021, respectively.

Indemnification Agreements

Pursuant to our bylaws, we will indemnify our directors and executive officers to the fullest extent permitted by Nevada law, without limitation as to amount or duration, in the event of any actual or threatened lawsuit or proceeding.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 or 1% of our average total assets at December 31, 2022 and 2021 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the rules of The Nasdaq Stock Market, LLC, or Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid to LMHS, P.C. (the Company’s current independent registered public accounting firm) and Macias Gini & O’Connell LLP (the Company’s former independent registered public accounting firm) for the fiscal years ended December 31, 2022 and 2021 were pre-approved by the audit committee.

Fees Paid to Independent Registered Public Accounting Firm

On January 10, 2023, we engaged LMHS, P.C. as our independent registered public accounting firm for our fiscal year ended December 31, 2022, and we dismissed Macias Gini & O’Connell LLP as our independent registered public accounting firm. Macias Gini & O’Connell LLP conducted the audit of our financial statements for the fiscal year ended December 31, 2021.

The following table presents fees billed to us by LMHS, P.C. for professional services rendered during the fiscal year ended December 31, 2022. LMHS, P.C. did not provide professional services to us during 2021.

2022
Audit Fees(1)	$140,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$140,000

The following table presents fees billed to us by Macias Gini & O’Connell LLP for professional services for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$111,000	$130,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$111,000	$130,000

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.
(2)	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements.
(3)	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.
(4)	“All Other Fees” relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

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

Dated: March 29, 2023	Interlink Electronics, Inc.

	By:	/s/ RYAN J. HOFFMAN
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

Signature	Title	Date

/s/ Steven N. Bronson	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2023
Steven N. Bronson

/s/ Ryan J. Hoffman	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 29, 2023
Ryan J. Hoffman

/s/ Maria N. Fregosi	Director	March 29, 2023
Maria N. Fregosi

/s/ Joy C. Hou	Director	March 29, 2023
Joy C. Hou

/s/ David J. Wolenski	Director	March 29, 2023
David J. Wolenski