Form 10-Q
period 2023-03-31
INTERLINK ELECTRONICS INC
filed 2023-05-11
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, the issuer had 6,609,798 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$6,690	$10,091
Accounts receivable, net	2,263	1,178
Inventories	2,976	2,112
Prepaid expenses and other current assets	505	321
Total current assets	12,434	13,702
Property, plant and equipment, net	309	184
Intangible assets, net	64	76
Goodwill	4,856	650
Right-of-use assets	224	172
Deferred tax assets	135	134
Other assets	73	65
Total assets	$18,095	$14,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,969	$273
Accrued liabilities	530	568
Lease liabilities, current	144	131
Accrued income taxes	630	117
Total current liabilities	4,273	1,089

Long-term liabilities
Lease liabilities, long term	83	46
Total long-term liabilities	83	46
Total liabilities	4,356	1,135

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both March 31, 2023 and December 31, 2022 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,610 shares issued and outstanding at both March 31, 2023 and December 31, 2022	7	7
Additional paid-in-capital	62,617	62,617
Accumulated other comprehensive income (loss)	84	(98)
Accumulated deficit	(48,971)	(48,680)
Total stockholders’ equity	13,739	13,848
Total liabilities and stockholders’ equity	$18,095	$14,983

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2023	2022

	(in thousands, except per share data)
Revenue, net	$3,278	$1,991
Cost of revenue	1,691	750
Gross profit	1,587	1,241
Operating expenses:
Engineering, research and development	527	263
Selling, general and administrative	1,233	960
Total operating expenses	1,760	1,223
Income (loss) from operations	(173)	18
Other income (expense):
Other income (expense), net	64	155
Income (loss) before income taxes	(109)	173
Income tax expense	82	31
Net income (loss)	$(191)	$142

Net income (loss) applicable to common stockholders	$(291)	$42
Earnings (loss) per common share – basic and diluted	$(0.04)	$0.01
Weighted average common shares outstanding – basic and diluted	6,610	6,602

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2023	2022

	(in thousands)
Net income (loss)	$(191)	$142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	182	7
Comprehensive income (loss)	$(9)	$149

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended March 31, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2022	200	$2	6,610	$7	$62,617	$(98)	$(48,680)	$13,848
Net (loss)	—	—	—	—	—	—	(191)	(191)
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	182	—	182
Balance at March 31, 2023	200	$2	6,602	$7	$62,617	$84	$(48,971)	$13,739

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended March 31, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	142	142
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Balance at March 31, 2022	200	$2	6,602	$7	$62,552	$103	$(49,910)	$12,754

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(191)	$142
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	49	67
Unrealized (gains) on marketable securities	—	(156)
Adjustment to reconcile operating lease expense to cash paid	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(396)	(220)
Inventories	(208)	17
Prepaid expenses and other assets	(179)	35
Accounts payable	375	(4)
Accrued liabilities	(149)	(256)
Accrued income taxes	80	11
Net cash (used in) operating activities	(620)	(367)
Cash flows from investing activities:
Acquisition of Calman Technology Limited, net of cash acquired	(2,740)	—
Purchases of marketable securities	—	(2,179)
Purchases of property, plant and equipment	(10)	(6)
Net cash (used in) investing activities	(2,750)	(2,185)
Cash flows from financing activities:
Payment of dividends on preferred stock	(100)	(100)
Net cash (used in) financing activities	(100)	(100)

Effect of exchange rate changes on cash	69	5
Net decrease in cash and cash equivalents	(3,401)	(2,647)
Cash and cash equivalents, beginning of period	10,091	10,782
Cash and cash equivalents, end of period	$6,690	$8,135

Supplemental disclosure of cash flow information:
Income taxes paid, net	$19	$8
Interest paid	—	—

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) operates in two principal sensor technology divisions: force/touch sensors, and gas sensors. Our Force-Sensing Resistor (FSR®) and related technologies, including membrane keypads, graphic overlays and printed electronics, are used extensively in human-machine interface (“HMI”) devices, while our gas sensors and instruments are used in environmental and air quality monitoring across a broad range of applications.

We design, develop, manufacture and sell a range of technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. Our force-sensing products and solutions include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. Our membrane keypads, graphic overlays and other printed circuits are also deployed in HMI markets and integrated into products such as medical devices and defense systems. Our electrochemical gas-sensing technology products and solutions are deployed in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

We serve our world-wide customer base from our corporate headquarters in Irvine, California; our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California; our printed electronics manufacturing facilities in Shenzhen, China, and Irvine, Scotland; our advanced and proprietary production and product development facility in Newark, California; our engineering, research and development center in Singapore; and our distribution and logistics center in Hong Kong. We also maintain a technical and sales office in Japan. Our principal executive office is located at 1 Jenner, Suite 200, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intra-entity transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed the Securities and Exchange Commission on March 29, 2023.

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

As of March 31, 2023, there were no stock-based compensation awards outstanding.

Other Income (Expense)

Other income (expense) consists of interest income, foreign currency exchange gains and losses, gains and losses on marketable securities, and other non-operating gains and losses.

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

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency of our United Kingdom subsidiaries is the British pound sterling. The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all components of comprehensive income (loss), including net income (loss) and any changes in equity during the period from transactions and other events and circumstances generated by non-owner sources.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force/touch sensors and gas sensors.

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

In calculating the right-of-use and lease liability, we have elected to combine lease and non-lease components. We exclude short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term.

Risk and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the rapid change in our industry; problems with the performance, reliability or quality of our products; loss of customers; impacts of doing business internationally, including foreign currency fluctuations, changes in the trade policies of countries in which we or our customers do business, and political instability; potential shortages of the supplies we use to manufacture our products; disruptions in our manufacturing facilities; changes in environmental directives impacting our manufacturing process or product lines; the development of new proprietary technology and the enforcement of intellectual property rights by or against us; our ability to attract and retain qualified employees; and our ability to raise additional capital.

Our operations may be adversely affected by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the COVID-19 coronavirus and its potential impact on our financial results) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021, and to a lesser extent in fiscal 2022 and so far in fiscal 2023. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

Subsequent Events

We have evaluated subsequent events through May 11, 2023, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	March 31,	December 31,
	2023	2022

Inventories	(in thousands)
Raw materials	$2,531	$1,635
Work-in-process	242	192
Finished goods	203	285
Total inventories	$2,976	$2,112

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2023	2022

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,857	$1,688
Leasehold improvements	420	417
	2,277	2,105
Less: accumulated depreciation	(1,968)	(1,921)
Total property, plant and equipment, net	$309	$184

Depreciation expense totaled $37,000 and $52,000 for the three months ended March 31, 2023 and 2022, respectively.

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2023	2022

Intangible assets, net	(in thousands)
Patents and trademarks	$658	$658
Less: accumulated amortization	(594)	(582)
Total intangible assets, net	$64	$76

Amortization expense totaled $12,000 and $15,000 for the three months ended March 31, 2023 and 2022, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2023 (remainder of year)	$30
2024	27
2025	7
2026	—
2027	—
Thereafter	—
$64

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

Accrued liabilities	(in thousands)
Accrued wages and benefits	$177	$320
Accrued vacation	228	223
Other accrued liabilities	125	25
Total accrued liabilities	$530	$568

Note 3 – Acquisitions

Acquisition of Assets of SPEC Sensors and KWJ Engineering

On December 16, 2022, we acquired substantially all of the assets of SPEC Sensors, LLC (“SPEC”), and KWJ Engineering, Inc. (“KWJ”) (collectively, “SPEC/KWJ”), two designers and manufacturers of gas, air and environmental quality sensors that were under common ownership, pursuant to an Asset Purchase Agreement, dated as of December 16, 2022 (the “Asset Purchase Agreement”), by and among the Company, SPEC/KWJ, and the respective equity holders of SPEC and KWJ. The Asset Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants. Under the terms of the Asset Purchase Agreement, the purchase price for both companies’ assets was $2,000,000 plus the amount by which the combined companies’ net working capital at closing was more than $1,350,000; at closing, the purchase price was calculated as $2,269,000, of which $1,519,000 was paid to SPEC/KWJ, and $750,000 was paid into escrow against purchase price adjustments and potential claims for breaches of representations and warranties by SPEC/KWJ or the equity holders. Subsequent to the closing, the parties reached an agreement pursuant to which (i) the purchase price was reduced to $2,102,313 resulting from a $166,687 reduction in closing date net working capital, with such funds having being distributed to the Company from the escrow account in May 2023, and (ii) the remaining funds in the escrow account were released to SPEC/KWJ in May 2023 without prejudice to the Company’s rights in respect of breaches of representations, warranties or covenants.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands), giving effect to the post-closing purchase price adjustment. We are in the process of identifying and measuring the fair value of certain property and equipment assets, intangible assets, and working capital balances, and accordingly the following measurements of these assets and goodwill are provisional and subject to change.

Cash	$541
Accounts receivable	306
Inventories	952
Prepaid expenses and other current assets	52
Deposits	16
Accounts payable and accrued liabilities	(415)
Net identifiable assets acquired	1,452
Goodwill	650
Net assets acquired	$2,102

The goodwill recognized is attributable primarily to expected synergies and the assembled workforces of SPEC/KWJ. The goodwill is expected to be deductible for income tax purposes. The fair value of accounts receivable is equal to the $306,000 gross contractual amount, as we expect the entire balance to be collectible.

Acquisition of Calman Technology Limited

On March 17, 2023, we acquired all of the outstanding shares in Calman Technology Limited (“Calman”), a Scotland-based designer and manufacturer of membrane keypads, graphic overlays and printed electronics, pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Interlink Electronics Limited, and the shareholders of Calman. The Share Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants on the part of the sellers, who continue to be employed by Calman. Under the terms of the Share Purchase Agreement, the purchase price is GB£4,127,000 (approximately $4,912,000), of which GB£3,627,000 (approximately $4,317,000) was paid at closing and the balance is being held back for up to nine months against potential claims for breaches of representations and warranties (subject to certain deductibles and caps). The purchase price is subject to adjustment based on the extent if any to which Calman’s net working capital is more or less than GB£600,000 (approximately $714,000), which is expected to result in additional consideration of approximately GB£1,297,000 (approximately $1,544,000).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). We are in the process of identifying and measuring the fair value of certain property and equipment assets, intangible assets, and working capital balances, and accordingly the following measurements of these assets and goodwill are provisional and subject to change.

Cash	$1,577
Accounts receivable	663
Inventories	622
Prepaid expenses and other current assets	12
Property, plant, and equipment	146
Right-of-use assets	91
Accounts payable and accrued liabilities	(616)
Lease liabilities	(91)
Net identifiable assets acquired	2,404
Goodwill	4,052
Net assets acquired	$6,456

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Calman. The goodwill is not expected to be deductible for income tax purposes. The fair value of accounts receivable is equal to the $663,000 gross contractual amount, as we expect the entire balance to be collectible.

The following represents the pro forma consolidated statement of operations as if both SPEC/KWJ and Calman had been included in our consolidated results for the periods ended March 31, 2023 and 2022 (unaudited):

	Pro Forma
	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue	$4,039	$4,193
Net income (loss)	$296	$818

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

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except per share data)
Net income (loss)	$(191)	$142
Less: Preferred stock dividends	(100)	(100)
Net income (loss) applicable to common stockholders	$(291)	$42

Weighted average common shares outstanding – basic	6,610	6,602
Dilutive potential common shares from convertible preferred stock	—	—
Weighted average common shares outstanding – diluted	6,610	6,602

Earnings (loss) per common share, basic	$(0.04)	$0.01
Earnings (loss) per common share, diluted	$(0.04)	$0.01

Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	400

Note 5 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended March 31,
	2023		2022
Customer A	32%		35%
Customer B	*	%	15%
Customer C	*	%	11%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
United States	$2,153	$1,001
Asia and Middle East	826	811
Europe and other	299	179
Revenue, net	$3,278	$1,991

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2023, two customers accounted for 45% and 17% of total accounts receivable. At December 31, 2022, two customers accounted for 20% and 13% of total accounts receivable. Our allowance for doubtful accounts was $0 at both March 31, 2023 and December 31, 2022.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
United States	$900	$935
Europe	4,448	—
Asia	313	344
Total long-lived assets	$5,661	$1,279

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

	Three months ended March 31,
	2023		2022
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$6	—	$85	$8

Billed (or accrued) to Qualstar by Interlink	225	—	185	—
Paid by Qualstar to Interlink	(210)	—	(251)	—

Billed (or accrued) to Interlink by Qualstar	—	25	—	22
Paid by Interlink to Qualstar	—	(25)	—	(22)
Balance at March 31,	$21	—	$19	$8

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

	Three months ended March 31,
	2023		2022
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$2	—	$12	$—

Billed (or accrued) to BKF Capital by Interlink	23	—	39	—
Paid by BKF Capital to Interlink	(8)	—	(48)	—

Billed (or accrued) to Interlink by BKF Capital	—	50	—	30
Paid by Interlink to BKF Capital	—	(50)	—	(30)
Balance at March 31,	$17	—	$3	$—

Note 7 – Income Taxes

Income taxes as a percentage of pre-tax income was an expense of 75.2% for the three months ended March 31, 2023 versus expense of 17.9% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, permanent differences between book income/loss and taxable income/loss, and our ability to utilize prior net operating loss carryovers (“NOLs”). The effective tax rate for the three months ended March 31, 2023 was impacted by having incurred tax expense on our foreign pre-tax income while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of March 31, 2023, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both March 31, 2023 and December 31, 2022, while no valuation allowance on foreign deferred tax assets was necessary at both March 31, 2023 and December 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of the $6.7 million of cash balances on hand at March 31, 2023, $2.7 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. No new right-of-use (“ROU”) assets were capitalized during the three months ended March 31, 2023 or 2022.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2023, we have not recognized any impairment losses for our ROU assets.

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

In June 2020, we entered into a sublease agreement to lease 4,351 square feet of office space located in Irvine, California for approximately $6,000 per month with 3 percent annual increases, plus common area maintenance costs. The lease term began July 1, 2020 and ends May 31, 2023. The space is used for executive offices, sales, finance and administration.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2022, we renewed this lease for the period June 1, 2022 through May 31, 2024 for approximately $8,000 per month.

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2023, we renewed this lease for the period March 1, 2023 through February 28, 2024 for approximately $18,000 per month.

We lease an approximately 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month (with a 50% discount through October 2023). This lease term ends February 2028, with an option for us to terminate the lease in February 2025.

We lease a 275 square-foot engineering and administrative office in Singapore for approximately $1,000 per month. This lease term ends May 2024.

We lease a 3,000 square-foot logistics and distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2025.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1,000 per month. This lease term ends November 2024.

We sublease on a month-to-month basis approximately 1,000 square-feet of office space in Los Angeles, California for approximately $1,000 per month.

As of March 31, 2023, we had current and long-term lease liabilities of $144,000 and $83,000, respectively, and right-of-use assets of $224,000. As of December 31, 2022, we had current and long-term lease liabilities of $131,000 and $46,000, respectively, and right of use assets of $172,000. Future imputed interest as of March 31, 2023 totaled $15,000. The weighted average remaining lease term of our leases as of March 31, 2023 is 1.2 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2023 (remainder of year)	$116
2024	103
2025	23
2026	—
2027	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	242
Less: imputed interest	(15)
Present value of lease liabilities	$227

During the three months ended March 31, 2023, we incurred approximately $119,000 in operating lease costs. Operating lease costs of $41,000 are included in cost of revenue, and $78,000 are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2023.

During the three months ended March 31, 2022, we incurred approximately $61,000 in operating lease costs. Operating lease costs of $32,000 are included in cost of revenue, and $29,000 are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2022.

Litigation

We are not party to any legal proceedings as of March 31, 2023. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Overview

We operate in two principal sensor technology divisions: force/touch sensors, and gas sensors. Our Force-Sensing Resistor (FSR®) and related technologies, including membrane keypads, graphic overlays and printed electronics, are used extensively in human-machine interface (“HMI”) devices, while our gas sensors and instruments are used in environmental and air quality monitoring across a broad range of applications. We design, develop, manufacture and sell a range of technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.

Force/Touch Sensors

HMI and Force-Sensing Technology. Our HMI and force-sensing technology is used in sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs and is deployed in a wide range of markets, including consumer electronics, automotive, industrial, and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Interlink has been a leader in the printed electronics industry for over 38 years with the commercialization of our patented FSR® technology that has enabled rugged and reliable HMI solutions. Our solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

Membrane Keypads, Graphic Overlays and Printed Electronics. Through our acquisition in March 2023 of Calman Technology Limited, we offer membrane keypads, graphic overlays and printed electronics for use in fields such as medical devices and defense systems.

Gas-Sensing Technology

Through our acquisition in December 2022 of the business assets of SPEC Sensors, LLC and KWJ Engineering, Inc., early pioneers in miniaturized, low-cost gas-sensing technologies, we also offer electrochemical gas-sensing technology products and solutions for industry, community, health and home, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

We sell our products and solutions globally to a diverse array of customers that include the Fortune 500 as well as start-ups, design houses, original design manufacturers, OEMs and universities. Our customers are some of the world’s largest companies and most recognizable brands. Our technology has been deployed in the consumer electronics, industrial automation, automotive, medical, defense and environmental monitoring markets. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and Japan allows us to provide local sales and engineering support services to our existing and future customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Newark,

California and Irvine, Scotland. We control 100% of the manufacturing and shipping process which enables us to respond quickly to customer product demand and design requirements.

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we provide the market with leading-edge solutions that are seamless to deploy and perform flawlessly. Having built a research and development (R&D) organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces, in 2020 we made the strategic decision to relocate a majority of R&D and product development efforts to Camarillo, California, where we have established a Global Product Development and Materials Science Center. Combined with the advanced and proprietary facilities in Silicon Valley and Scotland that were acquired in connection with the SPEC/KWJ and Calman transactions, we believe this will allow us to grow our business and be more closely aligned with current and future large-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

We were incorporated in California in 1985. In 1996, we re-incorporated into a Delaware corporation and, in 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc. Our principal executive office is located at 1 Jenner, Suite 200, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com. We make available our annual financial statements, quarterly financial statements, and other significant reports and amendments to such reports, free of charge, on our website as soon as reasonably practicable after such reports are prepared.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023. There have been no changes to our critical accounting policies and estimates described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

	Three months ended March 31
	2023		2022
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$3,278	100.0%	$1,991	100.0%
Cost of revenue	1,691	51.6%	750	37.7%
Gross profit	1,587	48.4%	1,241	62.3%
Operating expenses:
Engineering, research and development	527	16.1%	263	13.2%
Selling, general and administrative	1,233	37.6%	960	48.2%
Total operating expenses	1,760	53.7%	1,223	61.4%
Income (loss) from operations	(173)	(5.3)%	18	0.9%
Other income (expense):
Other income (expense), net	64	2.0%	155	7.8%
Income (loss) before income taxes	(109)	(3.3)%	173	8.7%
Income tax expense	82	2.5%	31	1.6%
Net income (loss)	$(191)	(5.8)%	$142	7.1%

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue, net, by the markets we serve is as follows:

	Three months ended March 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$1,027	31.3%	$616	30.9%	$411	66.7%
Medical	1,351	41.2%	786	39.5%	565	71.9%
Consumer	228	7.0%	271	13.6%	(43)	(15.9)%
Automotive	—	0.0%	3	0.2%	(3)	(100.0)%
Standard	672	20.5%	315	15.8%	357	113.3%
Revenue, net	$3,278	100.0%	$1,991	100.0%	$1,287	64.6%

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

Revenues were up in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 in the medical and industrial markets and for our standard products, and were down in the consumer market. The increase in revenue from our medical market customers is primarily due to a continued increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased as demand for installations of their products in hospital settings has continued to increase following the COVID-19 pandemic, and also in part to sales to new medical market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue from our industrial market customers is due to increased shipments to these customers for use in their ongoing product lines resulting from increased demand by their customers, and also in part to sales to new industrial market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue for our standard products is primarily due to the addition of new customers resulting from our acquisitions of SPEC/KWJ and Calman. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their demand and production plans.

	Three months ended March 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,587	48.4%	$1,241	62.3%	$346	27.9%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit was up during the the three month ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased revenues, while gross margin percentage was down in the current year compared to the prior year due primarily to changes in product and customer mix.

	Three months ended March 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$527	16.1%	$263	13.2%	$264	100.4%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended March 31, 2023 were up compared to the three months ended March 31, 2022 due to increased engineering headcount resulting from the December 2022 acquisition of SPEC/KWJ.

	Three months ended March 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,233	37.6%	$960	48.2%	$273	28.4%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for the three months ended March 31, 2023 were up compared to the three months ended March 31, 2022 due to increased selling, general and administrative headcount resulting from the December 2022 acquisition of SPEC/KWJ and, to a lesser extent, the March 2023 acquisition of Calman, increased professional services costs associated with the acquisition of Calman, and the additional facilities and other operating costs of these incremental operations.

	Three months ended March 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$64	2.0%	$155	7.8%	$(91)	(58.7)%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended March 31, 2023 was comprised of $67,000 of interest income, and $3,000 of foreign currency transaction losses, while other income (expense) for the three months ended March 31, 2022 was comprised of $156,000 of gains on marketable securities, $2,000 of foreign currency transaction losses, and $1,000 of other non-operating income items.

	Three months ended March 31,
	2023		2022
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Change	Income

	(in thousands, except percentages)
Income tax expense	$82	75.2%	$31	17.9%	$51	57.3%

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of our pre-tax earnings and losses in the jurisdictions in which we operate. The effective tax rate for the three months ended March 31, 2023 was impacted by having incurred tax expense on our foreign pre-tax income while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs. Based on the expected mix of domestic and foreign earnings and losses, we anticipate our effective tax rate to remain similar to the U.S. statutory rate of 21% primarily due to a significant portion of our earnings originating in the higher rate China jurisdiction (25%), offset by lower rate jurisdictions in the United Kingdom (19%), Singapore (17%) and Hong Kong (16.5%). State income taxes also have an impact in the U.S.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of March 31, 2023, we had cash and cash equivalents of $6.7 million, working capital of $8.2 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of the $6.7 million of cash balances on hand, $2.7 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

We have outstanding 200,000 shares of our 8.0% Series A Convertible Preferred Stock (the “Preferred Stock”) that have an aggregate liquidation preference of $5.0 million, for which we pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%; this is equivalent to $0.16667 per month and $2.00 per annum per share, based on a per share liquidation preference of $25.00. Dividends on the Preferred Stock are payable monthly in arrears on the 15th day of each calendar month. Our board of directors has declared cash dividends on the Preferred Stock each month since the Preferred Stock was issued in October 2021, and we expect that the board will continue to declare, and we will continue to pay, cash dividends on the Preferred Stock each month while the Preferred Stock is outstanding, subject to applicable limitations under Nevada law.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash (used in) operating activities	$(620)	$(367)
Net cash (used in) investing activities	(2,750)	(2,185)
Net cash (used in) financing activities	(100)	(100)

Net Cash (Used In) Operating Activities

For the three months ended March 31, 2023, the $620,000 of cash used in operating activities was attributable to net loss of $191,000, adjusted for non-cash charges of $48,000 and cash used in changes in operating assets and liabilities of $477,000.

For the three months ended March 31, 2022, the $367,000 of cash used in operating activities was attributable to net income of $142,000, adjusted for non-cash charges of $64,000, unrealized gains on marketable securities of $156,000, and cash used in changes in operating assets and liabilities of $417,000.

Accounts receivable increased from $1.2 million at December 31, 2022 to $2.3 million at March 31, 2023 due to higher shipments during the first quarter of 2023 compared to the fourth quarter of 2022, and the addition of accounts receivable from our March 2023 acquisition of Calman. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased from $2.1 million at December 31, 2022 to $3.0 million at March 31, 2023. Inventory balances fluctuate depending on the timing of materials purchases and product shipments, and also increased due to our March 2023 acquisition of Calman. Prepaid expenses and other current assets increased from $321,000 at December 31, 2022 to $505,000 at March 31, 2023 due primarily to the increase in the amount to be collected from the SPEC/KWJ acquisition escrow resulting from the reduction in the purchase price upon finalization of their closing-date working capital. Accounts payable and accrued liabilities increased from $841,000 at December 31, 2022 to $3.5 million at March 31, 2023, primarily due to purchase consideration that remains payable to the prior owners of Calman, and also due to the timing of payment for purchases of materials, compensation accruals, and other outside services, and the addition of Calman’s accounts payable and accrued liabilities to our consolidated balances.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $2.8 million for the three months ended March 31, 2023 consisted of $2.7 million used to acquire the equity interests of Calman (which is net of $1.6 million of cash acquired), and a minor amount of purchases of property, plant, and equipment. Net cash used in investing activities of $2.2 million for the three months ended March 31, 2022 consisted of purchases of $2.2 million of marketable securities and a minor amount of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $100,000 for the each of the three months ended March 31, 2023 and 2022 consisted of payment of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2023. There have been no material changes to such risk factors during the three months ended March 31, 2023.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: May 11, 2023	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)