Form 10-Q
period 2023-06-30
INTERLINK ELECTRONICS INC
filed 2023-08-10
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

15707 Rockfield Boulevard, Suite 105

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

As of August 10, 2023, the issuer had 6,591,787 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$5,106	$10,091
Accounts receivable, net	2,147	1,178
Inventories	2,940	2,112
Prepaid expenses and other current assets	252	321
Total current assets	10,445	13,702
Property, plant and equipment, net	337	184
Intangible assets, net	324	76
Goodwill	4,545	650
Right-of-use assets	225	172
Deferred tax assets	129	134
Other assets	74	65
Total assets	$16,079	$14,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,090	$273
Accrued liabilities	476	568
Lease liabilities, current	157	131
Accrued income taxes	423	117
Total current liabilities	2,146	1,089

Long-term liabilities
Lease liabilities, long term	77	46
Total long-term liabilities	77	46
Total liabilities	2,223	1,135

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both June 30, 2023 and December 31, 2022 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,591 shares issued and outstanding at June 30, 2023; 6,610 shares issued and outstanding at December 31, 2022	7	7
Additional paid-in-capital	62,440	62,617
Accumulated other comprehensive income (loss)	97	(98)
Accumulated deficit	(48,690)	(48,680)
Total stockholders’ equity	13,856	13,848
Total liabilities and stockholders’ equity	$16,079	$14,983

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Revenue, net	$4,049	$2,040	$7,327	$4,031
Cost of revenue	1,988	1,088	3,679	1,838
Gross profit	2,061	952	3,648	2,193
Operating expenses:
Engineering, research and development	650	330	1,177	593
Selling, general and administrative	1,005	773	2,238	1,733
Total operating expenses	1,655	1,103	3,415	2,326
Income (loss) from operations	406	(151)	233	(133)
Other income (expense):
Other income (expense), net	64	342	128	497
Income before income taxes	470	191	361	364
Income tax expense	89	79	171	110
Net income	$381	$112	$190	$254

Net income (loss) applicable to common stockholders	$281	$12	$(10)	$54
Earnings (loss) per common share – basic and diluted	$0.04	$0.00	$0.00	$0.01
Weighted average common shares outstanding – basic and diluted	6,600	6,602	6,610	6,602

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$381	$112	$190	$254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	(156)	195	(149)
Comprehensive income (loss)	$394	$(44)	$385	$105

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2023	200	$2	6,610	$7	$62,617	$84	$(48,971)	$13,739
Net income	—	—	—	—	—	—	381	381
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Repurchases of common stock	—	—	(19)	—	(177)	—	—	(177)
Balance at June 30, 2023	200	$2	6,591	$7	$62,440	$97	$(48,690)	$13,856

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2022	200	$2	6,610	$7	$62,617	$(98)	$(48,680)	$13,848
Net income	—	—	—	—	—	—	190	190
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	195	—	195
Repurchases of common stock	—	—	(19)	—	(177)	—	—	(177)
Balance at June 30, 2023	200	$2	6,591	$7	$62,440	$97	$(48,690)	$13,856

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2022	200	$2	6,602	$7	$62,552	$103	$(49,910)	$12,754
Net income	—	—	—	—	—	—	112	112
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(156)	—	(156)
Balance at June 30, 2022	200	$2	6,602	$7	$62,552	$(53)	$(49,898)	$12,610

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	254	254
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	(149)	—	(149)
Balance at June 30, 2022	200	$2	6,602	$7	$62,552	$(53)	$(49,898)	$12,610

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$190	$254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	189	131
Unrealized and realized (gains) on marketable securities	—	(381)
Adjustment to reconcile operating lease expense to cash paid	5	(5)
Changes in operating assets and liabilities:
Accounts receivable	(273)	361
Inventories	(189)	(226)
Prepaid expenses and other assets	74	(56)
Accounts payable	85	74
Accrued liabilities	(198)	(210)
Accrued income taxes	(128)	86
Net cash provided by (used in) operating activities	(245)	28
Cash flows from investing activities:
Acquisition of Calman Technology Limited, net of cash acquired	(4,278)	—
Purchases of marketable securities	—	(6,027)
Purchases of property, plant and equipment	(32)	(9)
Net cash used in investing activities	(4,310)	(6,036)
Cash flows from financing activities:
Payment of dividends on preferred stock	(200)	(200)
Repurchases of common stock	(177)	—
Net cash used in financing activities	(377)	(200)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	(167)
Net (decrease) in cash, cash equivalents and restricted cash	(4,985)	(6,375)
Cash, cash equivalents and restricted cash, beginning of period	10,091	10,782
Cash, cash equivalents and restricted cash, end of period	$5,106	$4,407

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents, end of period	$5,106	$4,402
Restricted cash, end of period	—	5
Cash, cash equivalents and restricted cash, end of period	$5,106	$4,407

Supplemental disclosure of cash flow information:
Income taxes paid	$327	$160
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$55	$178

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

We serve our world-wide customer base from our corporate headquarters in Irvine, California; our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California; our printed electronics manufacturing facilities in Shenzhen, China, and Irvine, Scotland; our advanced and proprietary production and product development facility in Newark, California; our engineering, research and development center in Singapore; and our distribution and logistics center in Hong Kong. We also maintain a technical and sales office in Japan. Our principal executive office is located at 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

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

As of June 30, 2023, there were no stock-based compensation awards outstanding.

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

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021, and to a lesser extent in fiscal 2022 and so far in fiscal 2023. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

Subsequent Events

We have evaluated subsequent events through August 10, 2023, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	June 30,	December 31,
	2023	2022

Inventories	(in thousands)
Raw materials	$2,539	$1,635
Work-in-process	200	192
Finished goods	201	285
Total inventories	$2,940	$2,112

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2023	2022

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,905	$1,688
Leasehold improvements	405	417
	2,310	2,105
Less: accumulated depreciation	(1,973)	(1,921)
Total property, plant and equipment, net	$337	$184

Depreciation expense totaled $46,000 and $50,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense totaled $83,000 and $102,000 for the six months ended June 30, 2023 and 2022, respectively.

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2023	2022

Intangible assets, net	(in thousands)
Patents, tradenames, and trademarks	$705	$658
Developed technology	134	—
Customer relationships	96	—
Non-compete agreements	26	—
Order backlog	22	—
In-process research and development	29	—
	1,012	658
Less: accumulated amortization	(688)	(582)
Total intangible assets, net	$324	$76

Amortization expense totaled $94,000 and $13,000 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense totaled $106,000 and $28,000 for the six months ended June 30, 2023 and 2022, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2023 (remainder of year)	$70
2024	125
2025	48
2026	27
2027	25
Thereafter	29
$324

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

Accrued liabilities	(in thousands)
Accrued compensation and benefits	$188	$320
Accrued vacation	209	223
Other accrued liabilities	79	25
Total accrued liabilities	$476	$568

Note 3 – Acquisitions

Acquisition of Assets of SPEC Sensors and KWJ Engineering

On December 16, 2022, we acquired substantially all of the assets of SPEC Sensors, LLC (“SPEC”), and KWJ Engineering, Inc. (“KWJ”) (collectively, “SPEC/KWJ”), two designers and manufacturers of gas, air and environmental quality sensors that were under common ownership, pursuant to an Asset Purchase Agreement, dated as of December 16, 2022 (the “Asset Purchase Agreement”), by and among the Company, SPEC/KWJ, and the respective equity holders of SPEC and KWJ. The Asset Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants. Under the terms of the Asset Purchase Agreement, the purchase price for both companies’ assets is $2,000,000 plus the amount by which the combined companies’ net working capital at closing is more than $1,350,000. At closing, the purchase price was preliminarily calculated as $2,269,000, of which $1,519,000 was paid to SPEC/KWJ, and $750,000 was paid into escrow against purchase price adjustments and potential claims for breaches of representations and warranties by SPEC/KWJ or the equity holders. Subsequent to the closing, the parties reached an agreement pursuant to which (i) the purchase price was reduced to $2,102,313 resulting from the determination that the closing date net working capital was $166,687 lower than was preliminarily calculated, with such funds having been distributed back to the Company from the escrow account in May 2023, and (ii) the remaining funds in the escrow account were released to SPEC/KWJ in May 2023 without prejudice to the Company’s rights in respect of breaches of representations, warranties or covenants.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, giving effect to the post-closing purchase price adjustment (in thousands).

Cash	$541
Accounts receivable	306
Inventories	952
Prepaid expenses and other current assets	52
Property and equipment	50
Deposits	16
Accounts payable and accrued liabilities	(415)
Net identifiable assets acquired	1,502
Developed technology	134
Customer relationships	96
Tradenames and trademarks	47
In-process research and development	29
Non-compete agreements	26
Order backlog	22
Goodwill	246
Net assets acquired	$2,102

After our December 31, 2022 and March 31, 2023 financial statements were issued, the valuation report for the acquired intangible assets was completed. Based on the results of that valuation report, we have revised the preliminarily allocated $650,000 of goodwill to be allocated as follows: $50,000 property and equipment, $134,000 developed technology, $96,000 customer relationships, $47,000 trademarks and tradenames, $29,000 in-process research and development, $26,000 non-compete agreements, $22,000 order backlog, and $246,000 goodwill. In addition, the changes in these provisional amounts resulted in an increase in amortization expense and accumulated amortization of $82,000 recorded in the three months ended June 30, 2023, of which $12,000 relates to the three months ended December 31, 2022, and $37,000 relates to the three months ended March 31, 2023.

The fair value of accounts receivable is equal to the $306,000 gross contractual amount, as we expect the entire balance to be collectible.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforces of SPEC/KWJ. The goodwill is expected to be deductible for income tax purposes.

Acquisition of Calman Technology Limited

On March 17, 2023, we acquired all of the outstanding shares in Calman Technology Limited (“Calman”), a Scotland-based designer and manufacturer of membrane keypads, graphic overlays and printed electronics, pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Interlink Electronics Limited, and the shareholders of Calman. The Share Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants on the part of the sellers, who continue to be employed by Calman. Under the terms of the Share Purchase Agreement, the purchase price is GB£4,127,000 (approximately $4,912,000), of which GB£3,627,000 (approximately $4,317,000) was paid at closing and the remaining GB£500,000 (approximately $595,000) is being held back for up to nine months against potential claims for breaches of representations and warranties (subject to certain deductibles and caps). The purchase price was subject to adjustment based on the extent, if any, to which Calman’s net working capital at closing was more or less than GB£600,000 (approximately $714,000), which resulted in additional purchase consideration of approximately GB£1,292,000 (approximately $1,538,000).

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

Cash	$1,577
Accounts receivable	656
Inventories	622
Prepaid expenses and other current assets	12
Property, plant, and equipment	146
Right-of-use assets	91
Accounts payable and accrued liabilities	(615)
Lease liabilities	(91)
Net identifiable assets acquired	2,398
Goodwill	4,052
Net assets acquired	$6,450

The fair value of accounts receivable is equal to the $656,000 gross contractual amount, as we expect the entire balance to be collectible.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Calman. The goodwill is not expected to be deductible for income tax purposes.

The following represents the pro forma consolidated statement of operations as if both SPEC/KWJ and Calman had been included in our consolidated results for the periods ended June 30, 2023 and 2022 (unaudited):

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$4,049	$3,978	$8,088	$8,177
Net income (loss)	$381	$86	$677	$908

Note 4 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”). AFS securities are carried at fair value on the condensed consolidated balance sheets. Realized and unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the three months ended June 30, 2023 and 2022, we purchased $0 and $3.8 million of marketable securities, respectively, and we sold $0 of marketable equity securities in each period. During the six months ended June 30, 2023 and 2022, we purchased $0 and $6.0 million of marketable securities, respectively, and we sold $0 of marketable equity securities in each period. During the three months ended June 30, 2023 and 2022, gross realized and unrealized gains were $0 and $318,000, respectively, and gross realized and unrealized losses were $0 in each period. During the six months ended June 30, 2023 and 2022, gross realized and unrealized gains were $0 and $225,000, respectively, and gross realized and unrealized losses were $0 in each period. As of June 30, 2023, we had no marketable equity securities.

Note 5 – Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income	$381	$112	$190	$254
Less: Preferred stock dividends	(100)	(100)	(200)	(200)
Net income (loss) applicable to common stockholders	281	12	(10)	54

Weighted average common shares outstanding – basic	6,600	6,602	6,610	6,602
Dilutive potential common shares from convertible preferred stock	—	—	—	—
Weighted average common shares outstanding – diluted	6,600	6,602	6,610	6,602

Earnings (loss) per common share, basic	$0.04	$0.00	$0.00	$0.01
Earnings (loss) per common share, diluted	$0.04	$0.00	$0.00	$0.01

Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	400	400	400

Note 6 – Stockholders’ Equity

Stock Repurchase Transaction

In May 2023, the Company’s board of directors approved the Company’s repurchase of 5,500 shares of common stock that were previously issued and sold in a private transaction to an individual in December 2022. The Company repurchased the shares for $50,050 ($9.10 per share), which is the same price at which the Company issued and sold the shares in December 2022.

Stock Repurchase Program

In May 2023, the Company’s board of directors approved a Stock Repurchase Program to repurchase up to 100,000 shares of the Company’s common stock. During the three months ended June 30, 2023, the Company repurchased 13,903 shares for an aggregate purchase price of approximately $127,000.

Note 7 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Customer A	23%	24%	27%		30%
Customer B	13%	* %	*	%	* %
Customer C	11%	25%	*	%	20%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
United States	$1,947	$995	$4,100	$1,996
Asia and Middle East	1,128	969	1,954	1,780
Europe and other	974	76	1,273	255
Revenue, net	$4,049	$2,040	$7,327	$4,031

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy customers who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2023, two customers accounted for 29% and 18% of total accounts receivable. At December 31, 2022, two customers accounted for 20% and 13% of total accounts receivable. Our allowance for doubtful accounts was $0 at both June 30, 2023 and December 31, 2022.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
United States	$782	$935
Europe	4,527	—
Asia	325	344
Total long-lived assets	$5,634	$1,279

Note 8 – Related Party Transactions

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

	Three Months Ended June 30,
	2023		2022
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at April 1,	$21	$—	$19	$8

Billed (or accrued) to Qualstar by Interlink	209	—	200	—
Paid by Qualstar to Interlink	(144)	—	(196)	—

Billed (or accrued) to Interlink by Qualstar	—	31	—	22
Paid by Interlink to Qualstar	—	(22)	—	(23)
Balance at June 30,	$86	$9	$23	$7

	Six Months Ended June 30,
	2023		2022
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$6	$—	$85	$8

Billed (or accrued) to Qualstar by Interlink	434	—	385	—
Paid by Qualstar to Interlink	(354)	—	(447)	—

Billed (or accrued) to Interlink by Qualstar	—	56	—	44
Paid by Interlink to Qualstar	—	(47)	—	(45)
Balance at June 30,	$86	$9	$23	$7

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

	Three Months Ended June 30,
	2023		2022
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at April 1,	$17	$—	$3	$—

Billed (or accrued) to BKF Capital by Interlink	10	—	22	—
Paid by BKF Capital to Interlink	(22)	—	(19)	—

Billed (or accrued) to Interlink by BKF Capital	—	30	—	30
Paid by Interlink to BKF Capital	—	(30)	—	(30)
Balance at June 30,	$5	$—	$6	$—

	Six Months Ended June 30,
	2023		2022
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$2	$—	$12	$—

Billed (or accrued) to BKF Capital by Interlink	33	—	60	—
Paid by BKF Capital to Interlink	(30)	—	(66)	—

Billed (or accrued) to Interlink by BKF Capital	—	80	—	60
Paid by Interlink to BKF Capital	—	(80)	—	(60)
Balance at June 30,	$5	$—	$6	$—

Note 9 – Income Taxes

Our income tax expense is impacted by the mix of our domestic and foreign pre-tax earnings and losses. Our effective income tax rates are generally higher than the blended statutory tax rates of the jurisdictions in which we operate due to having incurred income tax expense on taxable income in certain jurisdictions, while not being able to benefit from losses in other jurisdictions for which our net operating loss carryovers (“NOLs”) are subject to valuation allowance. Income tax expense as a percentage of income/loss before income taxes was 18.9% for the three months ended June 30, 2023 versus 41.4% for the comparable quarter in the prior year. Income tax expense as a percentage of income before income taxes was 47.4% for the six months ended June 30, 2023 versus 30.2% for the first half of the prior year.

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of June 30, 2023, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both June 30, 2023 and December 31, 2022, while no valuation allowance on foreign deferred tax assets was necessary at both June 30, 2023 and December 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of the $5.1 million of our cash balance at June 30, 2023, $1.3 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

Note 10 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2025 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the six months ended June 30, 2023 was 5.5%, and during the six months ended June 30, 2022 was 7.0%.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of June 30, 2023, we have not recognized any impairment losses for our ROU assets.

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

In June 2020, we entered into a sublease agreement to lease 4,351 square feet of office space in Irvine, California for approximately $6,000 per month with 3 percent annual increases, plus common area maintenance costs. The lease term began July 1, 2020 and ended May 31, 2023. In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 1, 2023 and ending May 31, 2024. Our Irvine, California office is used for executive offices, sales, finance and administration.

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

As of June 30, 2023, we had current and long-term lease liabilities of $157,000 and $77,000, respectively, and right-of-use assets of $225,000. As of December 31, 2022, we had current and long-term lease liabilities of $131,000 and $46,000, respectively, and right of use assets of $172,000. Future imputed interest as of June 30, 2023 totaled $14,000. The weighted average remaining lease term of our leases as of June 30, 2023 is 1.1 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2023 (remainder of year)	$83
2024	141
2025	24
2026	—
2027	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	248
Less: imputed interest	(14)
Present value of lease liabilities	$234

During the three months ended June 30, 2023, we incurred approximately $129,000 in operating lease costs, of which $52,000 is included in cost of revenue and $77,000 is included in operating expenses in our condensed consolidated statements of operations. During the three months ended June 30, 2022, we incurred approximately $61,000 in operating lease costs, of which $30,000 is included in cost of revenue and $31,000 is included in operating expenses in our condensed consolidated statements of operations.

During the six months ended June 30, 2023, we incurred approximately $250,000 in operating lease costs, of which $96,000 is included in cost of revenue and $154,000 is included in operating expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2022, we incurred approximately $122,000 in operating lease costs, of which $62,000 is included in cost of revenue and $60,000 is included in operating expenses in our condensed consolidated statements of operations.

Litigation

We are not party to any legal proceedings as of June 30, 2023. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

We were incorporated in California in 1985. In 1996, we re-incorporated into a Delaware corporation and, in 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc. Our principal executive office is located at 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com. We make available our annual financial statements, quarterly financial statements, and other significant reports and amendments to such reports, free of charge, on our website as soon as reasonably practicable after such reports are prepared.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$4,049	100.0%	$2,040	100.0%	$7,327	100.0%	$4,031	100.0%
Cost of revenue	1,988	49.1%	1,088	53.3%	3,679	50.2%	1,838	45.6%
Gross profit	2,061	50.9%	952	46.7%	3,648	49.8%	2,193	54.4%
Operating expenses:
Engineering, research and development	650	16.1%	330	16.2%	1,177	16.1%	593	14.7%
Selling, general and administrative	1,005	24.8%	773	37.9%	2,238	30.5%	1,733	43.0%
Total operating expenses	1,655	40.9%	1,103	54.1%	3,415	46.6%	2,326	57.7%
Income (loss) from operations	406	10.0%	(151)	(7.4)%	233	3.2%	(133)	(3.3)%
Other income (expense):
Other income (expense), net	64	1.6%	342	16.8%	128	1.7%	497	12.3%
Income (loss) before income taxes	470	11.6%	191	9.4%	361	4.9%	364	9.0%
Income tax expense (benefit)	89	2.2%	79	3.9%	171	2.3%	110	2.7%
Net income (loss)	$381	9.4%	$112	5.5%	$190	2.6%	$254	6.3%

Comparison of Three Months Ended June 30, 2023 and 2022

Revenue, net by the markets we serve is as follows:

	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$1,227	30.3%	$967	47.4%	$260	26.9%
Medical	1,690	41.7%	541	26.5%	1,149	212.4%
Consumer	66	1.6%	186	9.1%	(120)	(64.5)%
Automotive	—	—%	11	0.5%	(11)	(100.0)%
Standard	1,066	26.3%	335	16.4%	731	218.2%
Revenue, net	$4,049	100.0%	$2,040	100.0%	$2,009	98.5%

We sell our custom products into the industrial, medical, consumer and automotive markets. We sell our standard products through various distribution networks. The ultimate customer for standard products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life-cycles. Products for the industrial, medical and automotive markets generally have longer design and life-cycles than consumer products. We currently have products with life-cycles that have exceeded twenty years and are ongoing.

Revenues were up in the three months ended June 30, 2023 compared to the same quarter in 2022 in the industrial and medical markets, and for our standard products, and were down in the consumer and automotive markets. The increase in revenue from our industrial market customers is due to increased shipments to these customers for use in their ongoing product lines resulting from increased demand by their customers, and also due to sales to new industrial market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue from our medical market customers is primarily due to a continued increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased as demand for installations of their products in hospital settings has continued to increase following the COVID-19 pandemic, and also due to sales to new medical market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue for our standard products is primarily due to the addition of new customers resulting from our acquisitions of SPEC/KWJ and Calman. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their demand and production plans.

	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$2,061	50.9%	$952	46.7%	$1,109	116.5%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage during the three months ended June 30, 2023 were up compared to the three months ended June 30, 2022 due primarily to higher revenues (resulting in large part from our acquisitions of SPEC/KWJ and Calman), lower materials and components costs on certain orders, and favorable changes in product and customer mix.

	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$650	16.1%	$330	16.2%	$320	97.0%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our standard sensor solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended June 30, 2023 were up compared to the three months ended June 30, 2022 in absolute amounts but approximately the same as a percentage of revenue; the increase was due to increased engineering employee headcount following our acquisition of SPEC/KWJ in December 2022, approximately $82,000 of non-cash amortization expense on intangible assets acquired in the SPEC/KWJ acquisition in the current year period, and increased prototyping and product-development activities this year as compared to the prior year.

	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,005	24.8%	$773	37.9%	$232	30.0%

Selling, general and administrative expenses consist primarily of compensation expenses for employees in the sales, marketing, finance and executive functions, legal and other professional fees, communication expenses and facilities costs. Selling, general and administrative expenses for the three months ended June 30, 2023 were up compared to the three months ended June 30, 2022 due to increased employee headcount following our acquisitions of SPEC/KWJ in December 2022 and Calman in March 2023, and increased legal and other professional fees.

	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$64	1.6%	$342	16.8%	$(278)	(81.3)%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for the three months ended June 30, 2023 was comprised of $27,000 of foreign currency transaction gains, $31,000 of interest income, and $6,000 of other non-operating income, while other income (expense), net for the three months ended June 30, 2022 was comprised of $225,000 of gains on marketable securities, and $117,000 of foreign currency transaction gains.

	Three Months Ended June 30,
	2023		2022
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense	$89	18.9%	$79	41.4%	$10	(22.4)%

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate, adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate, including our current limitation on realizing tax benefits on domestic losses due to the valuation allowance on our domestic net operating loss carryforward. Based on the expected mix of domestic and foreign earnings and losses, we anticipate our effective tax rate to generally remain higher than the U.S. statutory rate of 21% primarily due to a significant portion of our consolidating earnings being recorded in the jurisdictions of China (25% tax rate) and the United Kingdom (25% tax rate), and to a lesser extent in Singapore (17% tax rate), and Hong Kong (21% tax rate), while our domestic losses do not benefit our effective tax rate due to the valuation allowance. State income taxes also have an impact in the U.S.

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

Comparison of Six Months Ended June 30, 2023 and 2022

Revenue, net by the markets we serve is as follows:

	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$2,185	29.8%	$1,583	39.3%	$602	38.0%
Medical	3,040	41.5%	1,326	32.9%	1,714	129.3%
Consumer	294	4.0%	456	11.3%	(162)	(35.5)%
Automotive	—	—%	14	0.3%	(14)	(100.0)%
Standard	1,808	24.7%	652	16.2%	1,156	177.3%
Revenue, net	$7,327	100.0%	$4,031	100.0%	$3,296	81.8%

Revenues were up in the six months ended June 30, 2023 compared to the first half of 2022 in the industrial, and medical markets, and for our standard products, and were down in the consumer and automotive markets. The increase in revenue from our industrial market customers is due to increased shipments to these customers for use in their ongoing product lines resulting from increased demand by their customers, and also due to sales to new industrial market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue from our medical market customers is primarily due to a continued increase in orders from and shipments to our largest medical customer, whose purchasing volume has increased as demand for installations of their products in hospital settings has continued to increase following the COVID-19 pandemic, and also due to sales to new medical market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue for our standard products is primarily due to the addition of new customers resulting from our acquisitions of SPEC/KWJ and Calman. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their demand and production plans.

	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,648	49.8%	$2,193	54.4%	$1,455	66.3%

Gross profit during the six months ended June 30, 2023 was up compared to the six months ended June 30, 2022 due to higher revenues (resulting in large part from our acquisitions of SPEC/KWJ and Calman), while gross margin percentage was down due to higher materials and components costs on certain orders and unfavorable changes in product and customer mix.

	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,177	16.1%	$593	14.7%	$584	98.5%

Engineering and R&D costs for the six months ended June 30, 2023 were up compared to the six months ended June 30, 2022 due to increased engineering employee headcount following our acquisition of SPEC/KWJ in December 2022, approximately $82,000 of non-cash amortization expense on intangible assets acquired in the SPEC/KWJ acquisition in the current year period, and increased prototyping and product-development activities this year as compared to the prior year.

	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,238	30.5%	$1,733	43.0%	$505	29.1%

Selling, general and administrative expenses for the six months ended June 30, 2023 were up compared to the six months ended June 30, 2022 due to increased employee headcount following our acquisitions of SPEC/KWJ in December 2022 and Calman in March 2023, and increased legal and other professional fees.

	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$128	1.7%	$497	12.3%	$(369)	(74.2)%

Other income (expense), net for the six months ended June 30, 2023 was comprised of $24,000 of foreign currency transaction gains, and $98,000 of interest income, and $6,000 of other non-operating income, while other income (expense), net for the six months ended June 30, 2022 was comprised of $381,000 of gains on marketable securities, $115,000 of foreign currency transaction gains, and $1,000 of other non-operating income.

	Six Months Ended June 30,
	2023		2022			Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense	$171	47.4%	$110	30.2%	$61	17.1%

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate, adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate, including our current limitation on realizing tax benefits on domestic losses due to the valuation allowance on our domestic net operating loss carryforward.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of June 30, 2023, we had cash and cash equivalents of $5.1 million, working capital of $8.3 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $5.1 million of cash, $1.3 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

We have outstanding 200,000 shares of our 8.0% Series A Convertible Preferred Stock (the “Preferred Stock”) that have an aggregate liquidation preference of $5.0 million. We pay, when, as and if declared by our board of directors, monthly cumulative cash dividends on the Preferred Stock at an annual rate of 8.0%; this is equivalent to $0.16667 per month and $2.00 per annum per share, based on a per share liquidation preference of $25.00. Dividends on the Preferred Stock are payable monthly in arrears on the 15th day of each calendar month. Our board of directors has declared cash dividends on the Preferred Stock each month since the Preferred Stock was issued in October 2021, and we expect that the board will continue to declare, and we will continue to pay, cash dividends on the Preferred Stock each month while the Preferred Stock is outstanding, subject to applicable limitations under Nevada law.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$(245)	$28
Net cash (used in) investing activities	(4,310)	(6,036)
Net cash (used in) financing activities	(377)	(200)

Net Cash Provided By (Used In) Operating Activities

For the six months ended June 30, 2023, the $245,000 of cash used in operating activities was attributable to net income of $190,000, adjusted for non-cash charges of $194,000 and offset by cash used in changes in operating assets and liabilities of $629,000.

Accounts receivable increased from $1.2 million at December 31, 2022 to $2.1 million at June 30, 2023 due to higher shipments during the second quarter of 2023 compared to the second quarter of 2022, and the addition of accounts receivable from our March 2023 acquisition of Calman. Many of our customers pay promptly and accounts receivable are generally related to the most recent shipments. Inventories increased from $2.1 million at December 31, 2022 to $2.9 million at June 30, 2023. Inventory balances fluctuate depending on the timing of materials purchases and product shipments, and also increased due to our March 2023 acquisition of Calman. Prepaid expenses and other current assets decreased from $321,000 at December 31, 2022 to $252,000 at June 30, 2023 due primarily to the receipt of the amount collected from the SPEC/KWJ acquisition escrow resulting from the reduction in the purchase price upon finalization of their closing-date working capital. Accounts payable and accrued liabilities increased from $841,000 at December 31, 2022 to $1,566,000 at June 30, 2023, primarily due to purchase consideration that remains payable to the prior owners of Calman, and also due to the timing of payment for purchases of materials, compensation accruals, and other outside services, and to the addition of Calman’s accounts payable and accrued liabilities to our consolidated balances.

For the six months ended June 30, 2022, the $28,000 of cash provided by operating activities was attributable to net income of $254,000, adjusted for non-cash charges of $126,000 and unrealized gains on marketable securities of $381,000 and cash provided by changes in operating assets and liabilities of $29,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $4.3 million for the six months ended June 30, 2023 consisted of $4.3 million used to acquire the equity interests of Calman (which is net of $1.6 million of cash acquired), and a minor amount of purchases of property, plant, and equipment. Net cash used in investing activities of $6.0 million for the six months ended June 30, 2022 consisted of purchases of $6.0 million of marketable securities and $9,000 of property, plant, and equipment.

Net Used In Financing Activities

Net cash used in financing activities of $377,000 for the six months ended June 30, 2023 consisted of $177,000 used for repurchases of 19,403 shares of common stock and $200,000 used for payments of dividends on our Preferred Stock. Net cash used in financing activities of $200,000 for the six months ended June 30, 2022 was for payments of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2023. There have been no material changes to such risk factors during the three months ended June 30, 2023.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: August 10, 2023	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)