Form 10-Q
period 2023-09-30
INTERLINK ELECTRONICS INC
filed 2023-11-09
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the issuer had 6,573,570 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$5,207	$10,091
Accounts receivable, net	1,622	1,178
Inventories	2,875	2,112
Prepaid expenses and other current assets	226	321
Total current assets	9,930	13,702
Property, plant and equipment, net	305	184
Intangible assets, net	289	76
Goodwill	4,392	650
Right-of-use assets	181	172
Deferred tax assets	128	134
Other assets	69	65
Total assets	$15,294	$14,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$909	$273
Accrued liabilities	443	568
Lease liabilities, current	141	131
Accrued income taxes	468	117
Total current liabilities	1,961	1,089

Long-term liabilities
Lease liabilities, long term	54	46
Total long-term liabilities	54	46
Total liabilities	2,015	1,135

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both September 30, 2023 and December 31, 2022 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 6,574 shares issued and outstanding at September 30, 2023; 6,610 shares issued and outstanding at December 31, 2022	7	7
Additional paid-in-capital	62,282	62,617
Accumulated other comprehensive income (loss)	(97)	(98)
Accumulated deficit	(48,915)	(48,680)
Total stockholders’ equity	13,279	13,848
Total liabilities and stockholders’ equity	$15,294	$14,983

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Revenue, net	$3,075	$1,851	$10,402	$5,882
Cost of revenue	1,616	979	5,295	2,817
Gross profit	1,459	872	5,107	3,065
Operating expenses:
Engineering, research and development	588	319	1,765	912
Selling, general and administrative	963	743	3,201	2,476
Total operating expenses	1,551	1,062	4,966	3,388
Income (loss) from operations	(92)	(190)	141	(323)
Other income (expense):
Other income (expense), net	26	207	154	704
Income before income taxes	(66)	17	295	381
Income tax expense	59	11	230	121
Net income (loss)	$(125)	$6	$65	$260

Net income (loss) applicable to common stockholders	$(225)	$(94)	$(235)	$(40)
Earnings (loss) per common share – basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)
Weighted average common shares outstanding – basic and diluted	6,582	6,603	6,597	6,603

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$(125)	$6	$65	$260
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(194)	(80)	1	(229)
Comprehensive income (loss)	$(319)	$(74)	$66	$31

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2023	200	$2	6,591	$7	$62,440	$97	$(48,690)	$13,856
Net income (loss)	—	—	—	—	—	—	(125)	(125)
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	(194)
Stock-based compensation expense	—	—	1	—	15	—	—	15
Repurchases of common stock	—	—	(18)	—	(173)	—	—	(173)
Balance at September 30, 2023	200	$2	6,574	$7	$62,282	$(97)	$(48,915)	$13,279

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2022	200	$2	6,610	$7	$62,617	$(98)	$(48,680)	$13,848
Net income (loss)	—	—	—	—	—	—	65	65
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	1	—	15	—	—	15
Repurchases of common stock	—	—	(37)	—	(350)	—	—	(350)
Balance at September 30, 2023	200	$2	6,574	$7	$62,282	$(97)	$(48,915)	$13,279

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2022	200	$2	6,602	$7	$62,552	$(53)	$(49,898)	$12,610
Net income	—	—	—	—	—	—	6	6
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Stock-based compensation expense	—	—	2	—	15	—	—	15
Balance at September 30, 2022	200	$2	6,604	$7	$62,567	$(133)	$(49,992)	$12,451

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2021	200	$2	6,602	$7	$62,552	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	260	260
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	(229)	—	(229)
Stock-based compensation expense	—	—	2	—	15	—	—	15
Balance at September 30, 2022	200	$2	6,604	$7	$62,567	$(133)	$(49,992)	$12,451

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$65	$260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	266	192
Unrealized and realized (gains) on marketable securities	—	(562)
Stock-based compensation expense	15	15
Adjustment to reconcile operating lease expense to cash paid	11	(6)
Changes in operating assets and liabilities:
Accounts receivable	229	121
Inventories	(158)	(318)
Prepaid expenses and other assets	103	(36)
Accounts payable	(72)	33
Accrued liabilities	(231)	(154)
Accrued income taxes	(73)	70
Net cash provided by (used in) operating activities	155	(385)
Cash flows from investing activities:
Acquisition of Calman Technology Limited, net of cash acquired	(4,278)	—
Purchases of marketable securities	—	(6,027)
Proceeds from sales of marketable securities	—	15
Purchases of property, plant and equipment	(44)	(9)
Net cash used in investing activities	(4,322)	(6,021)
Cash flows from financing activities:
Payment of dividends on preferred stock	(300)	(300)
Repurchases of common stock	(350)	—
Net cash used in financing activities	(650)	(300)

Effect of exchange rate changes on cash and cash equivalents	(67)	(187)
Net (decrease) in cash and cash equivalents	(4,884)	(6,893)
Cash and cash equivalents, beginning of period	10,091	10,782
Cash and cash equivalents, end of period	$5,207	$3,889

Supplemental disclosure of cash flow information:
Income taxes paid	$331	$167
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$55	$178

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

As of September 30, 2023, there were no stock-based compensation awards outstanding.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders (i.e., net income (loss) adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of diluted common shares, which includes common stock equivalents from, if applicable, and if dilutive, unexercised stock options, unvested restricted stock units, and shares issuable upon conversion of convertible preferred stock. Unexercised stock options and unvested restricted stock units are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. Convertible preferred stock is considered to be common stock equivalents if, using the if-converted method, they are determined to be dilutive.

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

Subsequent Events

We have evaluated subsequent events through November 9, 2023, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	September 30,	December 31,
	2023	2022

Inventories	(in thousands)
Raw materials	$2,398	$1,635
Work-in-process	205	192
Finished goods	272	285
Total inventories	$2,875	$2,112

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2023	2022

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,910	$1,688
Leasehold improvements	403	417
	2,313	2,105
Less: accumulated depreciation	(2,008)	(1,921)
Total property, plant and equipment, net	$305	$184

Depreciation expense totaled $42,000 and $48,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense totaled $125,000 and $150,000 for the nine months ended September 30, 2023 and 2022, respectively.

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2023	2022

Intangible assets, net	(in thousands)
Patents, tradenames, and trademarks	$705	$658
Developed technology	134	—
Customer relationships	96	—
Non-compete agreements	26	—
Order backlog	22	—
In-process research and development	29	—
	1,012	658
Less: accumulated amortization	(723)	(582)
Total intangible assets, net	$289	$76

Amortization expense totaled $36,000 and $14,000 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense totaled $142,000 and $42,000 for the nine months ended September 30, 2023 and 2022, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2023 (remainder of year)	$35
2024	125
2025	48
2026	27
2027	25
Thereafter	29
$289

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

Accrued liabilities	(in thousands)
Accrued compensation and benefits	$172	$320
Accrued vacation	205	223
Other accrued liabilities	66	25
Total accrued liabilities	$443	$568

Note 3 – Acquisitions

Acquisition of Assets of SPEC Sensors and KWJ Engineering

On December 16, 2022, we acquired substantially all of the assets of SPEC Sensors, LLC (“SPEC”), and KWJ Engineering, Inc. (“KWJ”) (collectively, “SPEC/KWJ”), two designers and manufacturers of gas, air and environmental quality sensors that were under common ownership, pursuant to an Asset Purchase Agreement, dated as of December 16, 2022 (the “Asset Purchase Agreement”), by and among the Company, SPEC/KWJ, and the respective equity holders of SPEC and KWJ. The Asset Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants. Under the terms of the Asset Purchase Agreement, the purchase price for both companies’ assets was $2,000,000 plus the amount by which the combined companies’ net working capital at closing was more than $1,350,000. At closing, the purchase price was preliminarily calculated as $2,269,000, of which $1,519,000 was paid to SPEC/KWJ, and $750,000 was paid into escrow against purchase price adjustments and potential claims for breaches of representations and warranties by SPEC/KWJ or the equity holders. Subsequent to the closing, the parties reached an agreement pursuant to which (i) the purchase price was reduced to $2,102,313 resulting from the determination that the closing date net working capital was $166,687 lower than was preliminarily calculated, with such funds having been distributed back to the Company from the escrow account in May 2023, and (ii) the remaining funds in the escrow account were released to SPEC/KWJ in May 2023 without prejudice to the Company’s rights in respect of breaches of representations, warranties or covenants.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, giving effect to the post-closing purchase price adjustment (in thousands).

Cash	$541
Accounts receivable	306
Inventories	952
Prepaid expenses and other current assets	52
Property and equipment	50
Deposits	16
Accounts payable and accrued liabilities	(415)
Net identifiable tangible assets acquired	1,502
Developed technology	134
Customer relationships	96
Tradenames and trademarks	47
In-process research and development	29
Non-compete agreements	26
Order backlog	22
Goodwill	246
Net assets acquired	$2,102

The fair value of accounts receivable is equal to the $306,000 gross contractual amount, as we expect the entire balance to be collectible.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforces of SPEC/KWJ. The goodwill is expected to be deductible for income tax purposes.

Acquisition of Calman Technology Limited

On March 17, 2023, we acquired all of the outstanding shares in Calman Technology Limited (“Calman”), a Scotland-based designer and manufacturer of membrane keypads, graphic overlays and printed electronics, pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Interlink Electronics Limited, and the shareholders of Calman. The Share Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants on the part of the sellers, who continue to be employed by Calman. Under the terms of the Share Purchase Agreement, the purchase price was GB£4,127,000 (approximately $4,912,000), of which GB£3,627,000 (approximately $4,317,000) was paid at closing and the remaining GB£500,000 (approximately $595,000) is being held back for up to nine months against potential claims for breaches of representations and warranties (subject to certain deductibles and caps). The purchase price was subject to adjustment based on the extent, if any, to which Calman’s net working capital at closing was more or less than GB£600,000 (approximately $714,000), which resulted in additional purchase consideration of approximately GB£1,292,000 (approximately $1,538,000).

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

Cash	$1,577
Accounts receivable	656
Inventories	622
Prepaid expenses and other current assets	12
Property, plant, and equipment	146
Right-of-use assets	91
Accounts payable and accrued liabilities	(615)
Lease liabilities	(91)
Net identifiable tangible assets acquired	2,398
Goodwill	4,052
Net assets acquired	$6,450

The fair value of accounts receivable is equal to the $656,000 gross contractual amount, as we expect the entire balance to be collectible.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Calman. The goodwill is not expected to be deductible for income tax purposes.

The following represents the pro forma consolidated statement of operations as if both SPEC/KWJ and Calman had been included in our consolidated results for the periods ended September 30, 2023 and 2022 (unaudited):

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$3,075	$3,866	$11,163	$12,042
Net income (loss)	$(125)	$(93)	$552	$815

Note 4 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”). AFS securities are carried at fair value on the condensed consolidated balance sheets. Realized and unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the three months ended September 30, 2023 and 2022, we purchased $0 and $0 of marketable securities, respectively, and we sold $0 and $15,000 of marketable equity securities, respectively. During the nine months ended September 30, 2023 and 2022, we purchased $0 and $6.0 million of marketable securities, respectively, and we sold $0 and $15,000 of marketable equity securities, respectively. During the three months ended September 30, 2023 and 2022, gross realized and unrealized gains were $0 and $2,000, respectively, and gross realized and unrealized losses were $0 and $0, respectively. During the nine months ended September 30, 2023 and 2022, gross realized and unrealized gains were $0 and $2,000, respectively, and gross realized and unrealized losses were $0 and $0, respectively. As of September 30, 2023, we had no marketable equity securities.

Note 5 – Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any dilutive securities. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income (loss)	$(125)	$6	$65	$260
Less: Preferred stock dividends	(100)	(100)	(300)	(300)
Net income (loss) applicable to common stockholders	(225)	(94)	(235)	(40)

Weighted average common shares outstanding – basic	6,582	6,603	6,597	6,603
Dilutive potential common shares from convertible preferred stock	—	—	—	—
Weighted average common shares outstanding – diluted	6,582	6,603	6,597	6,603

Earnings (loss) per common share, basic	$(0.03)	$(0.01)	$(0.04)	$(0.01)
Earnings (loss) per common share, diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	400	400	400	400

200,000 shares of Series A Convertible Preferred Stock convertible into 400,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share for the periods presented because the $12.50 conversion price per share was greater than the average market price of the common stock for the applicable period.

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

Stock Repurchase Program

In May 2023, the Company’s board of directors approved a Stock Repurchase Program to repurchase up to 100,000 shares of the Company’s common stock. During the three and nine months ended September 30, 2023, the Company repurchased 18,217 and 32,120 shares, respectively, for aggregate purchase prices of approximately $173,000 and $300,000, respectively.

Note 7 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	11%	20%	22%	27%
Customer B	19%	* %	11%	* %
Customer C	11%	15%	* %	18%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
United States	$1,257	$661	$5,357	$2,657
Asia and Middle East	816	1,069	2,770	2,849
Europe and other	1,002	121	2,275	376
Revenue, net	$3,075	$1,851	$10,402	$5,882

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy customers who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2023, two customers accounted for 26% and 17% of total accounts receivable. At December 31, 2022, two customers accounted for 20% and 13% of total accounts receivable. Our allowance for doubtful accounts was $0 at both September 30, 2023 and December 31, 2022.

Our long-lived assets were geographically located as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
United States	$717	$935
Europe	4,358	—
Asia	289	344
Total long-lived assets	$5,364	$1,279

Note 8 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, was also previously the Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, have a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use of a portion of our Irvine, California office facility, and also our former Los Angeles, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Three Months Ended September 30,
	2023		2022
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at July 1,	$86	$9	$23	$7

Billed (or accrued) to Qualstar by Interlink	196	—	206	—
Paid by Qualstar to Interlink	(255)	—	(203)	—

Billed (or accrued) to Interlink by Qualstar	—	31	—	29
Paid by Interlink to Qualstar	—	(28)	—	(28)
Balance at September 30,	$27	$12	$26	$8

	Nine Months Ended September 30,
	2023		2022
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$6	$—	$85	$8

Billed (or accrued) to Qualstar by Interlink	630	—	592	—
Paid by Qualstar to Interlink	(609)	—	(651)	—

Billed (or accrued) to Interlink by Qualstar	—	87	—	74
Paid by Interlink to Qualstar	—	(75)	—	(74)
Balance at September 30,	$27	$12	$26	$8

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

	Three Months Ended September 30,
	2023		2022
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at July 1,	$5	$—	$6	$—

Billed (or accrued) to BKF Capital by Interlink	8	—	20	—
Paid by BKF Capital to Interlink	(10)	—	(14)	—

Billed (or accrued) to Interlink by BKF Capital	—	56	—	37
Paid by Interlink to BKF Capital	—	(56)	—	(37)
Balance at September 30,	$3	$—	$12	$—

	Nine Months Ended September 30,
	2023		2022
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$2	$—	$12	$—

Billed (or accrued) to BKF Capital by Interlink	41	—	81	—
Paid by BKF Capital to Interlink	(40)	—	(81)	—

Billed (or accrued) to Interlink by BKF Capital	—	136	—	97
Paid by Interlink to BKF Capital	—	(136)	—	(97)
Balance at September 30,	$3	$—	$12	$—

Note 9 – Income Taxes

Our income tax expense is impacted by the mix of our domestic and foreign pre-tax earnings and losses. Our effective income tax rates are generally higher than the blended statutory tax rates of the jurisdictions in which we operate due to having incurred income tax expense on taxable income in certain jurisdictions, while not being able to benefit from losses in other jurisdictions for which our net operating loss carryovers (“NOLs”) are subject to valuation allowance. Income tax expense as a percentage of income/loss before income taxes was 89.3% for the three months ended September 30, 2023 versus 64.7% for the comparable quarter in the prior year. Income tax expense as a percentage of income before income taxes was 78.0% for the nine months ended September 30, 2023 versus 31.8% for the first nine months of the prior year.

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of September 30, 2023, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both September 30, 2023 and December 31, 2022, while no valuation allowance on foreign deferred tax assets was necessary at both September 30, 2023 and December 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $5.2 million cash balance at September 30, 2023, $1.6 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the nine months ended September 30, 2023 was 5.5%, and during the nine months ended September 30, 2022 was 7.0%.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2023, we have not recognized any impairment losses for our ROU assets.

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

In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. Our Irvine, California office is used for executive offices, sales, finance and administration. We previously occupied a different 4,351 square-foot office space in Irvine, California from June 2020 to May 2023 under a sublease agreement for approximately $6,000 per month, plus common area maintenance costs.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2022, we renewed this lease for the period June 2022 through May 2024 for approximately $8,000 per month.

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2023, we renewed this lease for the period March 2023 through February 2024 for approximately $18,000 per month.

We lease a 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month (with a 50% discount through October 2023). This lease term ends February 2028, with an option for us to terminate the lease in February 2025.

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

As of September 30, 2023, we had current and long-term lease liabilities of $141,000 and $54,000, respectively, and right-of-use assets of $181,000. As of December 31, 2022, we had current and long-term lease liabilities of $131,000 and $46,000, respectively, and right of use assets of $172,000. Future imputed interest as of September 30, 2023 totaled $10,000. The weighted average remaining lease term of our leases as of September 30, 2023 is 0.9 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2023 (remainder of year)	$43
2024	129
2025	33
2026	—
2027	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	205
Less: imputed interest	(10)
Present value of lease liabilities	$195

During the three months ended September 30, 2023, we incurred approximately $129,000 in operating lease costs, of which $54,000 is included in cost of revenue and $75,000 is included in operating expenses in our condensed consolidated statements of operations. During the three months ended September 30, 2022, we incurred approximately $67,000 in operating lease costs, of which $33,000 is included in cost of revenue and $34,000 is included in operating expenses in our condensed consolidated statements of operations.

During the nine months ended September 30, 2023, we incurred approximately $379,000 in operating lease costs, of which $149,000 is included in cost of revenue and $230,000 is included in operating expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2022, we incurred approximately $189,000 in operating lease costs, of which $94,000 is included in cost of revenue and $95,000 is included in operating expenses in our condensed consolidated statements of operations.

Litigation

We are not party to any legal proceedings as of September 30, 2023. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$3,075	100.0%	$1,851	100.0%	$10,402	100.0%	$5,882	100.0%
Cost of revenue	1,616	52.6%	979	52.9%	5,295	50.9%	2,817	47.9%
Gross profit	1,459	47.4%	872	47.1%	5,107	49.1%	3,065	52.1%
Operating expenses:
Engineering, research and development	588	19.1%	319	17.2%	1,765	17.0%	912	15.5%
Selling, general and administrative	963	31.3%	743	40.1%	3,201	30.8%	2,476	42.1%
Total operating expenses	1,551	50.4%	1,062	57.4%	4,966	47.7%	3,388	57.6%
Income (loss) from operations	(92)	(3.0)%	(190)	(10.3)%	141	1.4%	(323)	(5.5)%
Other income (expense):
Other income (expense), net	26	0.8%	207	11.2%	154	1.5%	704	12.0%
Income (loss) before income taxes	(66)	(2.1)%	17	0.9%	295	2.8%	381	6.5%
Income tax expense	59	1.9%	11	0.6%	230	2.2%	121	2.1%
Net income (loss)	$(125)	(4.1)%	$6	0.3%	$65	0.6%	$260	4.4%

Comparison of Three Months Ended September 30, 2023 and 2022

Revenue, net by the markets we serve is as follows:

	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$988	32.1%	$535	28.9%	$453	84.7%
Medical	831	27.0%	450	24.3%	381	84.7%
Consumer	56	1.8%	537	29.0%	(481)	(89.6)%
Standard	1,200	39.0%	329	17.8%	871	264.7%
Revenue, net	$3,075	100.0%	$1,851	100.0%	$1,224	66.1%

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

Revenues were up in the three months ended September 30, 2023 compared to the same quarter in 2022 in the industrial and medical markets and for our standard products, and were down in the consumer and automotive markets. The increase in revenue from our industrial market customers is due to increased demand from customers in this market and also due to sales to new industrial market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue from our medical market customers is primarily due to sales to new medical market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue for our standard products is also primarily due to the addition of new customers resulting from our acquisitions of SPEC/KWJ and Calman. The decrease in revenue from our consumer market customers is primarily due to fluctuations in the timing of receipt and fulfilment of orders from some of our larger consumer products customers. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their demand and production plans.

	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,459	47.4%	$872	47.1%	$587	67.3%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit during the three months ended September 30, 2023 was up compared to the three months ended September 30, 2022 due primarily to higher revenues (resulting from our acquisitions of SPEC/KWJ and Calman). Gross margin percentage declined slightly due to changes in product and customer mix.

	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$588	19.1%	$319	17.2%	$269	84.3%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in support of our technology roadmap and in order to develop our standard sensor solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended September 30, 2023 were up compared to the three months ended September 30, 2022 due to increased engineering employee headcount following our acquisition of SPEC/KWJ in December 2022, the inclusion in the current year period of approximately $26,000 of non-cash amortization expense on intangible assets acquired in the SPEC/KWJ acquisition, and increased prototyping and product-development activities this year as compared to the prior year.

	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$963	31.3%	$743	40.1%	$220	29.6%

Selling, general and administrative expenses consist primarily of compensation expenses for employees in the sales, marketing, finance and executive functions, legal and other professional fees, communication expenses and facilities costs. Selling, general and administrative expenses for the three months ended September 30, 2023 were up compared to the three months ended September 30, 2022 due to increased employee headcount following our acquisitions of SPEC/KWJ in December 2022 and Calman in March 2023.

	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$26	0.8%	$207	11.2%	$(181)	87.4%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for the three months ended September 30, 2023 was comprised of $31,000 of interest income and $5,000 of foreign currency transaction losses, while other income (expense), net for the three months ended September 30, 2022 was comprised of $181,000 of gains on marketable securities, $24,000 of foreign currency transaction gains, and $2,000 of other non-operating income.

	Three Months Ended September 30,
	2023		2022
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense	$59	89.4%	$11	64.7%	$48	24.7%

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate, adjusted for permanent book/tax differences. Our effective tax rate is directly affected by the relative proportions of earnings and losses in the jurisdictions in which we operate, including our current limitation on realizing tax benefits on domestic losses due to the valuation allowance on our domestic net operating loss carryforward. Based on the expected mix of domestic and foreign earnings and losses, we anticipate our effective tax rate to generally remain higher than the U.S. statutory rate of 21% primarily due to a significant portion of our consolidating earnings being recorded in the jurisdictions of China (25% tax rate) and the United Kingdom (25% tax rate), while our domestic losses do not benefit our effective tax rate due to the valuation allowance. State income taxes also have an impact in the U.S.

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

Comparison of Nine Months Ended September 30, 2023 and 2022

Revenue, net by the markets we serve is as follows:

	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$3,173	30.5%	$2,131	36.2%	$1,042	48.9%
Medical	3,871	37.2%	1,776	30.2%	2,095	118.0%
Consumer	350	3.4%	993	16.9%	(643)	(64.8)%
Standard	3,008	28.9%	982	16.7%	2,026	206.3%
Revenue, net	$10,402	100.0%	$5,882	100.0%	$4,520	76.8%

Revenues were up in the nine months ended September 30, 2023 compared to the first nine months of 2022 in the industrial and medical markets, and for our standard products, and were down in the consumer and automotive markets. The increase in revenue from our industrial market customers is due to increased shipments resulting from increased demand by customers in this market, and also due to sales to new industrial market customers resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue from our medical market customers is primarily due to a continued increase in orders from and shipments to our largest medical customer, whose purchasing volume increased following the COVID-19 pandemic, and also due to sales of our force-sensing technologies to new medical market customers and also due to sales of our new gas-sensing and membrane keypads products resulting from our acquisitions of SPEC/KWJ and Calman. The increase in revenue for our standard products is primarily due to the addition of new customers resulting from our acquisitions of SPEC/KWJ and Calman. The decrease in revenue from our consumer market customers is primarily due to fluctuations in the timing of receipt and fulfilment of orders from some of our larger consumer products customers, and cyclicality in their product designs that cause our products to be included in or excluded from their programs from time to time. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods during the year to coincide with their demand and production plans.

	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$5,107	49.1%	$3,065	52.1%	$2,042	66.6%

Gross profit during the nine months ended September 30, 2023 was up compared to the nine months ended September 30, 2022 due to higher revenues (resulting in large part from our acquisitions of SPEC/KWJ and Calman), while gross margin percentage was down due to higher materials and components costs on certain orders and unfavorable changes in product and customer mix.

	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,765	17.0%	$912	15.5%	$853	93.5%

Engineering and R&D costs for the nine months ended September 30, 2023 were up compared to the nine months ended September 30, 2022 due to increased engineering employee headcount following our acquisition of SPEC/KWJ in December 2022, the inclusion in the current year period of approximately $108,000 of non-cash amortization expense on intangible assets acquired in the SPEC/KWJ acquisition, and increased prototyping and product-development activities this year as compared to the prior year.

	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$3,201	30.8%	$2,476	42.1%	$725	29.3%

Selling, general and administrative expenses for the nine months ended September 30, 2023 were up compared to the nine months ended September 30, 2022 due to increased employee headcount following our acquisitions of SPEC/KWJ in December 2022 and Calman in March 2023, and increased legal and other professional fees.

	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$154	1.5%	$704	12.0%	$(550)	(78.1)%

Other income (expense), net for the nine months ended September 30, 2023 was comprised of $129,000 of interest income, $19,000 of foreign currency transaction gains, and $6,000 of other non-operating income, while other income (expense), net for the nine months ended September 30, 2022 was comprised of $562,000 of gains on marketable securities, $139,000 of foreign currency transaction gains, and $3,000 of other non-operating income.

	Nine Months Ended September 30,
	2023		2022			Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense	$230	78.0%	$121	31.8%	$109	46.2%

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of September 30, 2023, we had cash and cash equivalents of $5.2 million, working capital of $8.0 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $5.2 million of cash, $1.6 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$155	$(385)
Net cash (used in) investing activities	(4,322)	(6,021)
Net cash (used in) financing activities	(650)	(300)

Net Cash Provided By (Used In) Operating Activities

For the nine months ended September 30, 2023, the $155,000 of cash provided by operating activities was attributable to net income of $65,000, adjusted for non-cash charges of $292,000 and offset by cash used in changes in operating assets and liabilities of $202,000.

Accounts receivable increased from $1.2 million at December 31, 2022 to $1.6 million at September 30, 2023 due to higher shipments during the third quarter of 2023 compared to the third quarter of 2022, and the addition of accounts receivable from our March 2023 acquisition of Calman. Many of our customers pay promptly and accounts receivable are generally related to the most recent shipments. Inventories increased from $2.1 million at December 31, 2022 to $2.9 million at September 30, 2023. Inventory balances fluctuate depending on the timing of materials purchases and product shipments, and also increased due to our March 2023 acquisition of Calman. Prepaid expenses and other current assets decreased from $321,000 at December 31, 2022 to $226,000 at September 30, 2023 due primarily to the receipt of the amount collected from the SPEC/KWJ acquisition escrow resulting from the reduction in the purchase price upon finalization of their closing-date working capital. Accounts payable and accrued liabilities increased from $841,000 at December 31, 2022 to $1.4 million at September 30, 2023, primarily due to purchase consideration that remains payable to the prior owners of Calman, offset by other factors such as the timing of payment for purchases of materials, compensation accruals, and other outside services, and the addition of Calman’s accounts payable and accrued liabilities to our consolidated balances.

For the nine months ended September 30, 2022, the $385,000 of cash used in operating activities was attributable to net income of $260,000, adjusted for non-cash charges of $201,000 and unrealized gains on marketable securities of $562,000 and cash used in changes in operating assets and liabilities of $284,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $4.3 million for the nine months ended September 30, 2023 consisted of $4.3 million used to acquire the equity interests of Calman (which is net of $1.6 million of cash acquired), and $44,000 used for purchases of property, plant, and equipment. Net cash used in investing activities of $6.0 million for the nine months ended September 30, 2022 consisted of purchases of $6.0 million of marketable securities (net of sales) and $9,000 of property, plant, and equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities of $650,000 for the nine months ended September 30, 2023 consisted of $350,000 used for repurchases of 32,120 shares of common stock and $300,000 used for payments of dividends on our Preferred Stock. Net cash used in financing activities of $300,000 for the nine months ended September 30, 2022 was for payments of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2023. There have been no material changes to such risk factors during the nine months ended September 30, 2023.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: November 9, 2023	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)