Form 10-K
period 2023-12-31
INTERLINK ELECTRONICS INC
filed 2024-03-25
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,715,835, based on the closing price on that date.

As of March 25, 2024, the registrant had 9,860,355 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERLINK ELECTRONICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements concerning the following:

●	the impact of the coronavirus or COVID-19 pandemic on our worldwide operations and those of our business partners;
●	our ability to fund our planned operations and implement our business plan;
●	our future financial and operating results;
●	our plans regarding future financings;
●	our plans regarding the use of proceeds from any financings and the expected duration of our capital resources;
●	our hiring plans;
●	our business strategy;
●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
●	our dependence on growth in our customers’ businesses;
●	the effects of market conditions on our stock price;
●	the impact on our operating results from changes in market conditions for our products;
●	our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;
●	our ability to timely and effectively adapt our existing technology to changing market conditions and have our technology solutions gain market acceptance;
●	our ability to introduce new products and bring them to market in a timely manner;
●	our ability to maintain, protect and enhance our intellectual property;
●	our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers;
●	the attraction and retention of qualified employees and key personnel;
●	the effects of increased competition in our markets and our ability to compete effectively;
●	future acquisitions of or investments in complementary companies or technologies and our ability to integrate any such acquisitions; and

●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the events and circumstances described in forward-looking statements in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

Our Company

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) is a global sensor and printed electronics company operating in two principal sensor technology divisions: force/touch sensors, and gas and environmental sensors. Our force/touch sensors, including our Force-Sensing Resistor (“FSR®”) technology and related technologies, and our membrane keypads, graphic overlays and printed electronics, are used extensively in Human-Machine Interface (“HMI”) devices. Our gas and environmental sensors and instruments are used in environmental and air quality monitoring across a broad range of applications.

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including consumer electronics, automotive, industrial and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Additionally, through our acquisition of Calman Technology Limited in March 2023, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems. With over 25 years as a leading HMI provider, Calman Technology has developed to also become a specialized provider of printed electronics for the medical sector in the UK and Europe.

Interlink has been a leader in the printed electronics industry for nearly 40 years with the commercialization of our patented FSR® technology that has enabled rugged and reliable HMI solutions. Our applications and solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

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

The market is increasingly requiring innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, and the need for these solutions is driving increased demand for our products. High-tech products are moving towards the use of multi-modal HMI in the home, industrial, medical and automotive spaces. Interlink delivers cutting-edge, high-performance HMI solutions for customers who wish to replace outdated switches and knobs in these environments.

Significant market opportunities are rapidly emerging for us to improve upon the functionality of standard capacitive sensors which are widely available and competitively priced. Inadvertent activation, where users unintentionally activate a control, is a common problem with capacitive technology. In contrast, force-sensing solutions require a deliberate application of force to operate. We have had success in using our force-sensing solutions in combination with capacitive technologies to minimize the latter’s performance issues, enabling force-sensing solutions to complement competitive technologies and provide hybrid solutions and open up new opportunities for growth. At the same time, we continue to expand our standard product portfolio and develop new technology platforms to grow existing markets and capture emerging markets.

We have recently added a range of standard piezoelectric sensor products which are used as dynamic strain gauges and vibration sensors. These sensors are thin, flexible and light-weight while also being extremely rugged and durable. We possess deep domain knowledge about how to integrate these into custom applications and have developed machine learning and artificial intelligence to make information-rich data available to our customers for their unique and innovative applications. Our piezoelectric sensor solutions can be used in force-sensing, impact and vibration detection, contact microphones, air/liquid flow detection, ultrasonic transducers and many other settings. They have applications in medical vital sign monitoring, industrial solid-state switches, structural health and condition monitoring, touch and tactile sensing and motion sensing amongst others.

This portfolio expansion will incorporate other complimentary sensing technologies and will allow us to use our expertise in integrating multiple sensing technologies for applications in the rapidly growing Internet-of-Things (“IoT”). We have already begun integrating our force sensing technology into our recently acquired membrane keypad product line to create unique solutions not offered by others in this market.

Gas and Environmental Sensors. We entered the gas and environmental sensing market in 2022 through our acquisition of the business assets of SPEC Sensors, LLC (“SPEC”) and KWJ Engineering, Inc. (“KWJ”), early pioneers in miniaturized, low-cost gas and environmental sensing technologies. We now offer electrochemical gas-sensing technology products and solutions for industry, community, health and home, with uses in fields such as safety, personal wellness and air quality monitoring.

Our gas and environmental sensors operations focus on three primary business activities:

●	Proprietary Product Lines. We provide an extensive line of miniature, low-power, robust electrochemical sensor elements for detecting several common as well as complex gaseous compounds. These sensors are most suited for consumer and commercial IoT applications, as well as industrial and other demanding usage scenarios. Additionally, we offer our own line of full-function instruments, including, for example, Eco Sensors™ ozone monitors; an inline monitor for carbon monoxide and other gases; a low-pressure alarm to notify users when tanks for life-critical gases such as oxygen and nitrogen need to be replenished; and sensor modules for air quality monitoring in “smart city” projects and IoT applications.
●	Custom Design and Engineering. For customers requiring specialized design and engineering work on new products incorporating gas and environmental sensing, we offer custom-built sensors and modules, circuit design and optimization, advanced characterization and compensation techniques, development of operating firmware and algorithms, enclosure design and implementation, and testing and calibration. Examples include the world’s first carbon monoxide shutoff for portable generators and a rapid transdermal alcohol detector that can serve as a barrier to starting a vehicle while intoxicated.
●	In-House R&D. We have been successful in obtaining Small Business Innovation Research (“SBIR”) grants from government agencies such as the NIH, the USDA, the NSF and the EPA that have enabled us to conduct research and development and develop new products. For example, SPEC’s Screen Printed Electrochemical Sensor technology was developed in part under NSF Phase I, II and IIB grants. Recent SBIR-funded projects include wildfire air pollution monitoring and firefighter safety devices, transdermal blood alcohol monitors, a simple lead test for drinking water safety, and a grant to enable large-scale, mass-manufacturing of printed electrochemical gas sensors. Our team of in-house scientists has an established track record in winning awards for this advanced research and we continue to submit proposals for funding for strategically relevant research projects that we could commercialize in the future.

The market for gas and environmental sensors is growing rapidly, driven by demand in a broad range of industries and the availability of smaller, lower-cost, connected sensors. On a worldwide basis, green initiatives and accompanying government mandates are driving demand for facilities monitoring. Similarly, environmental regulations increasingly target fugitive gas emissions in the oil and gas (energy) space, where monitoring has become mandatory. Additionally, government and consumer demand for air quality information and pollution monitoring represent a significant opportunity for high performance, low-cost sensors and IoT devices as part of smart cities and smart homes. The growth of the hydrogen economy is expected to create a large need for hydrogen sensors that are low-cost, low-power and widely distributed, and our hydrogen sensor solutions are ideally suited to exploit this growing market. New applications in breath analysis and transdermal detection are also expected to create new opportunities in medical, law enforcement, commercial and consumer markets. Traditional safety and environmental monitoring markets are expected to grow with the reduction in size and cost of sensors and instruments, leading to larger networks of gas sensors that will improve the safety and performance of infrastructure. We believe we are positioned to take advantage of these trends with our proprietary, low-cost, low-power gas- and environmental-sensing technologies and deep domain expertise in instrument design and implementation.

Locations. We serve our world-wide customer base from our corporate headquarters in Irvine, California, from our facility in Camarillo, California, and from our facility in Newark, California (Silicon Valley area). We have established a Global Product

Development and Materials Science Center in our Camarillo footprint that has a state-of-the-art printed electronics development laboratory as well as a materials science lab. Our force-sensing/HMI engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI and sensing solutions. The gas and environmental technology engineering team is located at the Newark facility. We also maintain a focused, embedded software and IoT application development center in Singapore. We manufacture all of our force-sensing/HMI products in our printed electronics manufacturing facility in Shenzhen, China, and at the Calman facility in Irvine, Scotland, and all of our gas and environmental sensing products in our production facility in Newark, California. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base.

We were incorporated in California in 1985. In 1996, we re-incorporated into a Delaware corporation and, in 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc.

Our principal executive office is located at 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com. Interlink makes available its annual financial statements, quarterly financial statements, and other significant reports and amendments to such reports, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with (or furnished to) the SEC.

Our Industry

Force/Touch Sensors. HMI technologies have been available since the early 1970’s but were used almost exclusively in industrial products during the first 20 years of their existence. The introduction of touchpad mouse devices for laptop computers in the early 1990s represented the first significant transition of HMI technologies into the consumer electronics market. Personal devices utilizing touch-sensitive technology became ubiquitous in our daily human-machine interactions with the introduction in 2007 of smartphone technology incorporating capacitive touchscreens. As the smartphone became an integral part of consumers’ daily lives throughout the world, it influenced consumers’ expectations of how we should interact with all types of devices. Whether those devices are personal electronics, industrial or medical equipment or automobiles, users expect sleek, highly functioning design including touch-sensing technology. Consumers no longer want to push buttons or flip switches; rather, they expect smooth touchpads and gesture-driven input. Engineers are responding to this demand by incorporating touch-sensitive technology into a wide range of products, and any device that can utilize force- and position-sensing inputs to control or enhance its functionality is a candidate for use of the technology.

Similarly, membrane keypads have been an established HMI technology since the early 1980s. Since then, they have become functionally denser with more switches per square inch and the integration of other interface features such as visual feedback via integrated LEDs and electro-luminescent light material. This has largely been driven by the incorporation of membrane keypads in hand-held devices where space is at a premium. Shifting more functionality to the slim keypad interface and away from the printed circuit boards on a device provides improved functionality and space saving benefits at a lower cost.

The products and solutions that we design, develop and manufacture for HMI and IoT applications are primarily printed electronic products. Printed electronics is an additive manufacturing technology used to create electrical devices on various substrates. For nearly 40 years, we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications. Printed electronic technologies are emerging as potential low-cost replacements to silicon-based electronics in many specific application areas. The majority of the current printed sensor market is OLEDs (organic but not printed) and conductive ink used for a wide range of applications; however, stretchable electronics, logic and memory technologies, and thin film sensors have huge growth potential. As a member of OE-A, the Organic and Printed Electronics Association, we actively influence and contribute to the global landscape of printed electronics.

IoT-enabled intelligent sensing applications are gaining rapid commercial attention. Our sensing technology platforms are capable of providing the critical backbone for data sensing, measurement and analytics used in emerging wireless connectivity implementations in both short-range low-power wireless communications such as Bluetooth and long-range ultra-low-power wireless communications such as LoRaWAN®.

Gas and Environmental Sensors Technology. The modern era of gas detection started in the 1920s with the development of the catalytic combustion sensor by Dr. Oliver Johnson, the father of KWJ’s namesake Ken Johnson. Dr. Johnson also started what is widely recognized as the first electronics company in Silicon Valley to commercialize the technology, J-W Instruments. The market has consistently demanded innovations to make gas sensors smaller and more portable, and KWJ, SPEC and their predecessors have been on the forefront; for example, KWJ’s SPARROW™ stands out in today’s marketplace as the world’s smallest Bluetooth low energy (“BLE”)-enabled carbon monoxide monitor. Similarly, Dr. Joseph Stetter, the inventor of SPEC’s Screen Printed Electrochemical Sensor technology, was one of the first to design and build commercial electrochemical gas sensors, and today SPEC delivers one of the smallest electrochemical gas sensors on the market.

The gas-detection industry has traditionally revolved around safety applications in hazardous environments, from oil and gas facilities to coal mines and other confined spaces where toxic and combustible gases could cause catastrophic losses. Over time, devices became smaller and more portable, reflecting the need for better solutions to improve health and safety in the workplace, but for many years, gas-sensor technology lagged behind. Most sensors used today are still relatively large or expensive or require too much power to operate to enable new applications in the field. SPEC’s screen-printed sensors offer an alternative using proven electrochemical techniques with new materials and manufacturing techniques to produce sensors that offer high performance but at low cost and with a small footprint.

Today, the demand for gas and environmental sensors has expanded well beyond traditional applications, with new industries requiring solutions from breath analysis to food transport and storage to wearable monitors for air quality and transdermal detection. Government and consumers are looking for information about their environment as the negative impact of global pollution, including greenhouse gas emissions, has become apparent. Gas sensors are a core element of many IoT applications and a critical part of the vision of a sensor-driven society where new technologies enable improved monitoring to enhance lives and protect the planet. We see SPEC’s printed sensor technology as a pathway to ubiquitous environmental sensing where low-power, low-cost sensors can provide a hyper-local picture of the air we breathe in our everyday lives, not just in industrial settings.

Our Strategy

Our primary objective is to be the global leader and provider of multi-sensing based HMI technology and gas-sensing solutions for the consumer electronics, automotive, industrial automation, medical, and environmental monitoring markets. We also intend to utilize our role as a disruptive technology provider to bring our HMI and gas-sensing solutions to new markets. To achieve our strategy, we intend to:

●	Expand our presence in the markets we occupy. We will continue to identify and exploit new opportunities in the markets we occupy and in adjacent markets by leveraging our demonstrable success in the solutions we are providing today.
●	Expand into new and emerging markets. We are bringing our highly successful product lines and technologies to markets previously unaware of the opportunities provided by force/touch-sensing, gas-sensing and related technology solutions.
●	Expand our presence with our current customers. We work with some of the world’s largest companies and most recognizable brands and provide second and third generation turn-key solutions to meet their technology needs. We will continue to develop these existing relationships by working closely with our customers to understand how we can support their product and technology strategies and continue to be a trusted advisor.
●	Pursue a multi-technology roadmap. We utilize multiple technologies in our HMI solutions, and we will continue to invest in R&D and expand our product and services offerings to include resistive, piezo, capacitive and other emerging touch and sensing technologies. These will enable us to integrate our solutions and create the smart surfaces of the future. We believe there are significant opportunities to integrate our various touch and sensing technologies into one HMI platform to benefit our customers’ continually evolving needs. These may include haptic technology to enhance the user experience of these next generation technologies. Similarly in our gas sensing business, we utilize electrochemical (EC), Metal Oxide (MOx), Micro Electro-Mechanical Systems (MEMS), along with electronics, software and communication technologies to deliver world-class sensing solutions for high performance applications.
●	Pursue acquisition opportunities. In connection with our growth strategy, we will continue to evaluate potential acquisitions that provide us with relevant new technologies to add to our “technology toolbox” and/or expand the customer base for our existing products and solutions.

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support. Interlink benefits from its own world-class manufacturing facilities in Shenzhen, China, and Irvine, Scotland, and its advanced and proprietary gas and environmental sensors production and development facility in Silicon Valley, allowing us to react quickly to customer needs while ensuring the highest quality standards. We also maintain a technical sales force that can address new and existing customer opportunities worldwide. Our teams engage early in the development phase with our customers and we provide critical design inputs to ensure the solutions developed address the customer’s needs and meet their design goals and intent. We strive to solve our customers’ problems.

Our Technology Platforms and Products

Force/Touch Sensing Technology and HMI. Interlink was founded on the invention and commercialization of FSR® technology, the industry’s first force-sensing solution using printed electronics manufacturing. As we transition from an FSR® sensor supplier to an HMI solutions provider, we are pursuing and embracing leading edge force-sensing and related technology platforms. Our materials science and engineering team in Camarillo, California, led by our VP of Engineering & Advanced Materials, and our embedded software engineering team located in Singapore, are focused on strategic technology roadmaps, development of scalable technology platform architectures and pursuit of synergistic technology partnerships. In an ever-changing and competitive landscape, we are committed to staying ahead of the technology curve.

The two primary types of user-input technologies common in today’s devices are capacitive and resistive. Capacitive sensors are used in the touch screens found in most smartphones and similar devices used globally by millions of consumers. The most significant drawback to the capacitive technology is its inability to measure force, although there has been some progress recently in enhancing technology designed to mimic force-sensing. Capacitive sensors have become a high-volume, low-margin commodity product.

Our patented FSR® sensor technology consists of a bottom layer of conductor electrodes, a proprietary resistive material top layer and a separator between the two layers. An additional top layer that contains graphics and protects the sensor can also be added. FSR® sensors can be as thin as eight thousandths of an inch, making them particularly well suited for use where the design space is restricted, as in portable or wearable electronics. Our force-sensing technology enables the sensor to be used for continuously variable control functions. For example, in a pointing device, increased pressure can be used to produce faster cursor movement. Unlike capacitive devices, an FSR® sensor’s performance is not impeded by the presence of moisture, dirt or dust, making the sensor suitable for use outdoors and in moist and other “hostile” environments. Our FSR® sensors have no moving parts, can be packaged in a sealed environment, and are lower power and less susceptible to false readings or unintended touches than capacitive sensors. Thanks to our optimized manufacturing processes developed over many years, we can produce easily customized, high-margin solutions for our customers.

Our piezoelectric sensors consist of an electroactive polymer which generates an electric charge when a mechanical stress or strain is applied. This polymer film can be as thin as 30 micrometers (less than half the thickness of a human hair). The electric charge generated can be accumulated, collected and used with specially printed electrodes on the surface of the thin film. The resulting transducers can be used as dynamic strain, vibration and force sensors. The sensors are unique in that they can also be operated in reverse whereby applying an electrical charge to the sensor can cause it to bend or deform. This deformation can be used to create polymeric actuators for haptic applications. Finally, these sensors can also generate an electrical charge when exposed to a temperature change. This effect is known as a pyroelectric effect. This characteristic can be used to create passive infra-red motion sensors where the emitted heat of a body in proximity to the sensor causes a change in temperature on the sensor surface and the resulting charge can be transduced and correlated to a motion event. These properties enable us to create thin, light-weight, and flexible dynamic strain gauges and vibration sensors. These sensors have a very broad frequency band and are suitable for many applications. They are extremely rugged and can be used for high impact force-sensing applications, and can also be implemented on large areas and curved surfaces. In addition, they have high voltage sensitivity and simple interface electronics. These transducers produce an information-rich signal, and it requires deep domain knowledge to successfully integrate these sensors.

We have developed sophisticated algorithms and firmware that allows our FSR® and piezo sensor technology to become a complete solution delivering effective HMI functionality to our customers. We are now also using machine learning and artificial intelligence to further enhance the user experience and provide compelling solutions for our customers.

The acquisition of Calman Technology has given us a manufacturing capability close to the UK and European markets, providing custom solutions in a broad range of sectors, including the medical and diagnostic sensor marketplace. The integration of our force-

sensing technology into this capability is already underway and offers significant improvement in the design options available to our customers.

Our solutions fall into two categories, custom and standard:

Custom Solutions. We offer a comprehensive portfolio of standard solutions, from simple force and piezo sensors to multi-finger capable rugged trackpads. The largest part of our business, however, is the development and manufacture of custom solutions for our major customers. We offer full integration capability spanning initial concept to large-volume manufacturing. Custom solutions can be a single- or multi-technology platform to meet customer requirements and include both input and output technologies. We also offer full embedded firmware development and integration support. In many instances, we work very closely with our original equipment manufacturer (“OEM”) partners from the concept phase to ensure that our solutions are successfully integrated.

Standard Solutions. Our portfolio of standard solutions includes:

●	Our standard single-zone FSR® sensors are the most versatile force-sensing technology on the market today. These innovative sensors provide an inverse change in resistance in response to an increase or decrease in applied force. These provide engineers and designers with a durable, reliable, easy to measure, easy to integrate, thin-form factor and low-cost solution for HMI touch solutions and analog data capture for machines. FSR® sensors are available in a range of sizes, shapes and lengths and with several connection options. We also now offer them in different force-sensing ranges, with the introduction of our FSR X® and FSR UX® range of standard sensors. These new sensors were developed in our material science development lab.
●	Force-sensing linear potentiometers (“FSLP”) are sensors which can be used for menu navigation and control. Our use of force allows for high-rate scrolling and a more intuitive user experience. The FSLP is an easy to integrate, high resolution, ultra-low-power based solution that brings intuitive user controls to reduced form factor hand-held consumer electronic devices. These sensors are available in multiple lengths. We also offer a ring sensor for full 360-degree position sensing. All of our FSLP sensors are designed to be integrated into a device’s host processor without the need for a dedicated microprocessor.
●	Our integrated mouse modules and pointing solutions can add touchpad or 360-degree pointing control to virtually any electronic device. Ranging from simple mouse button integration to NEMA-rated (National Electrical Manufacturer Association) industrial pointing devices, these solutions are ideal for applications away from the desktop. The modules use FSR® technology and measurement firmware in a four-zone sensor or 4-wire resistive touchpad configuration along with a micro-controller to provide pressure sensitive cursor direction and speed control in a durable and easy to integrate form factor.
●	After initial product development activity in the area of piezoelectric film sensors consisting of a highly successful custom implementation in automotive applications, we now have a set of standard piezo sensors as well as a development kit available for our customers to evaluate and test the capabilities and potential of this sensor solution. These sensors are polymeric piezoelectric sensors with a wide range of applications and uses such as dynamic strain gauges, impact/force sensors, vital signs sensors, motion sensors, vibration sensors, accelerometers, and solid-state rugged switches . Many of these diverse application modes require extensive domain knowledge for successful integration. Our expertise in this area allows us to create high-margin custom solutions and be a trusted advisor to help our customers develop specialized solutions and solve their integration challenges.

Gas and Environmental Sensors Technology. Our gas and environmental sensing products and technologies are based on developing smaller, low-power, low-cost solutions to challenging applications in gas and environmental sensing. Through our acquisitions of SPEC and KWJ, we combine a long history and deep domain knowledge with cutting-edge sensor technology and advanced instrumentation to make reliable products that also enable new applications for wireless and wearable gas sensing. Our engineering team includes five PhDs in a broad range of disciplines from chemical engineering to electrical engineering and physics. We design and build all of our sensors and instruments in-house in Newark, California, and our capabilities include proprietary high-volume electrochemical sensor manufacturing, device assembly and calibration, and advanced test and measurement capabilities. We partner with leading institutions such as Georgia Institute of Technology and San Jose State University to develop novel technologies under government grants, while also performing new product development and engineering services for private partners that include companies ranging in size from startups to Fortune 500 companies.

Gas and environmental sensor technologies are diverse and fragmented with devices and sensors focused on specific solutions and applications. Electrochemical gas sensors are typically more sensitive and selective to particular gases and are inherently low power to operate. They are also typically very large, expensive and prone to short lifespans in the field. SPEC was created to address the growing market demand for smaller, lower cost, high performance electrochemical sensors for wireless, wearable and IoT applications, and we now combine proven electrochemical sensor technology with new materials and manufacturing methods to produce some of the smallest, thinnest, lowest cost gas sensors still capable of performing in demanding applications.

Our electrochemical gas-sensing technology products and solutions combine our innovations with custom electronics, as well as calibration and compensation techniques to deliver unique solutions and address needs in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

●	Our Eco Sensors™ branded line of ozone monitors and detectors is the low-cost market leader in the space, incorporating state-of-the-art SPEC sensors to achieve reference-level accuracy at a low cost. Ozone is commonly used in a wide variety of commercial applications to clean, disinfect and remediate odors without the use of environmentally harmful chemicals. Ozone is a powerful oxidant that can be produced on site and dissipates into oxygen after reaction or its end of half-life. However, ozone is toxic to humans and can destroy materials at higher concentrations and therefore needs to be monitored during use for safety and process control. Under the Eco Sensors™ brand, we offer a full line of ozone instruments, including low-cost handhelds, wall mount alarms, remote generator controllers and OEM modules.
●	We offer a number of standard and custom solutions for in-line carbon monoxide monitoring for supplied breathing air applications. Designed to meet the requirements of the U.S. Occupational Safety and Health Administration monitoring for carbon monoxide in compressed gas lines and carrying Canadian Standards Agency (CSA) approval, our carbon monoxide monitors offer a robust and reliable solution for medical gas verification and demanding supplied air applications such as sandblasting and painting. We also make low-pressure cylinder alarms and the world’s smallest rechargeable Bluetooth-enabled carbon monoxide and harmful gas monitor, the SPARROW PROTECT+™.
●	Our line of screen-printed electrochemical gas sensors offers high performance and a unique, small form factor at a low price. Our UL-2034 recognized carbon monoxide sensor offers air quality level sensitivity with an industry-leading 10-year lifetime. Additionally, we offer sensors for hydrogen sulfide, ozone, nitrogen dioxide, sulfur dioxide, ethanol, hydrogen, formaldehyde, ethylene, and volatile organic compounds (VOCs) among others. We also sell gas-sensor modules that incorporate operating electronics and signal processing to deliver compensated parts per million (PPM) output off the shelf.

Intellectual Property

We believe that intellectual property protection is crucial to our business and to this end we rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, and licensing and other contractual agreements with third parties. We maintain and support an active program to protect our intellectual property primarily through the filing of patent applications and the defense of issued patents against infringement. We are not currently engaged in any patent infringement suits. We implement a ring-fencing strategy of patenting core technology platforms related to sensors, sensing systems and HMI devices. This strategy is designed to provide a strong barrier against competition in our core sensor technologies while ensuring competitive advantages in applications of sensing systems and HMI devices in the event a competitor successfully circumvents the core sensor patents.

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

Our FSR® sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of our force-sensing technology manufacturing process are currently conducted in-house at our U.S., China and Scotland manufacturing facilities to maintain quality and protect our technology from infringement. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR® sensors, require considerable domain knowledge expertise and knowhow. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2023, we held twenty-four (24) patents and had fourteen (14) patents pending. We group our patents into three general categories: sensors, which includes eight (8) patents expiring between 2024 and 2032; sensing systems, which includes five (5) patents expiring between 2029 and 2038; and HMI devices, which includes eleven (11) patents expiring between 2024 and 2036. Our intellectual property strategy involves filing patent applications in our strategic focus markets on a regular basis. We have also strengthened our patent portfolio to align with rapidly emerging market opportunities in IoT and smart surfaces. For example, our sensor fusion platform enables the capture of multi-sensing data, and using it in combination with haptics and wireless technology to transmit the data enables unique and innovative sensor applications. This will be further enabled by emerging advances in ultra-low-power wireless technologies including WiFi, BLE, LoRaWAN®, as well as cellular technologies such as LTE-M and NB-IoT.

Competition

The markets for our products, both in force/touch-sensing and gas/environmental-sensing, are highly competitive and subject to rapid advancement in design technology. We must identify and capture future market opportunities by developing and deploying value-added products.

We compete for market share based on our customers’ selection of our components over our competitors during the design phase of their products. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors.

In force/touch-sensing, we offer a disruptive technology that is replacing outdated and increasingly unpopular approaches including switch technology. We often must convince companies to abandon older, proven but less elegant technologies and adopt our solutions. This change is supported by significant end-user demand for touch-sensitive solutions. We also compete against the highly commoditized capacitive sensing technology. However, our solutions are focused on providing functionality in situations where capacitive is not the appropriate solution, is unreliable or entirely unavailable. Our hybrid sensor fusion solutions better address our customers’ unique sensing and HMI challenges. Our broader toolbox of technologies, our proven track record, our collaborative design approach and our technical and engineering expertise significantly differentiate us from our competitors.

In gas and environmental sensing, we offer sensors that are smaller, thinner, and lower-cost than those sold by most of our competitors, who generally offer sensors in commoditized packages and standard connection pinouts. We are also able to rapidly customize our sensors to meet the specific detection needs of our OEM customers, giving us an advantage in new and difficult applications and providing a better solution overall. We also combine our sensors with custom electronics, calibration and compensation techniques to enhance performance and provide plug-and-play solutions that reduce the customer’s need to invest in calibration infrastructure. We maintain a market advantage in ozone sensing through our deep industry knowledge and advanced calibration and compensation techniques. Our in-line carbon monoxide monitors remain the industry standard for reliability and garner a premium over the lower cost, lower quality products of our competitors. We believe that adding features such as connectivity and portability will enhance our offering and maintain our advantage in the future.

The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure. We believe that our strategy of developing and offering more sophisticated solutions, including smart surfaces for HMI applications and connected, cost-effective gas and environmental detection instruments, will enable us to maintain our leading edge over our competitors.

Sales and Marketing

We sell our products and solutions through our direct sales employees as well as outside sales representatives and distributors. We work directly with large multinational companies, small start-up companies, technology design houses and OEMs. Our sales personnel have extensive engineering backgrounds and receive substantial support from our internal engineering resources. Sales frequently result from interactions between senior management, design engineers, procurement departments, and our sales personnel. We interact with our customers throughout the product development and order process. We conduct our sales activities from the U.S., Japan, China, and the United Kingdom. We use worldwide distributors, primarily Digi-Key Electronics, for full-service distribution of our standard products, and we have representative companies located in key markets so we can provide local support to strategic customers in these regions.

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years, which requires continued participation from our sales, engineering and management teams. Our sales cycle for our custom solutions generally includes the following two phases:

Design Opportunity to Design Win

●	Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s needs.
●	A customer might select one of our standard solutions or a custom design might be required to fulfill the customer’s product needs. Custom solutions might require fees for engineering design and tooling.
●	Product samples are provided to the customer and our team works with them to ensure product performance and address customer needs and specifications.
●	A firm commitment from a customer’s engineering and/or purchasing organization or pre-production orders indicate a design win. In most cases, we are a sole-source supplier to our customer and cannot be easily and/or quickly replaced once the product goes into production, particularly in cases where the product requires governmental approval.

Mass Production

●	Once the customer has chosen our solution, they may move their product into the production phase. It may take several months or more to go from design win to production. Product lifespan varies dramatically depending on the marketplace and product. Consumer electronics may have a lifespan of six months to five years, industrial and automotive applications may continue for three to ten years, and medical product lifespans may continue past 20 years.

Our Customers

Our customers include many of the world’s leading electronics companies. They encompass large multinational organizations as well as start-ups, design houses, original design manufacturers, OEMs and universities. We supply some of the world’s largest consumer electronics manufacturers, luxury and mid-market car companies, familiar names in the medical and industrial equipment markets, research engineers and designers entering the IoT market, and companies of all different sizes in other markets.

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

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, and we expect this to continue. International sales constituted 52% and 55% of our net revenues for the years ended December 31, 2023 and 2022, respectively, with sales in 2023 to customers in Japan and China each representing 11% of net revenues, compared to representing 24% and 15%, respectively, in 2022. For the year ended December 31, 2023, we had three customers that each represented over 10% of our net revenues, compared to two in 2022.

Future sales of our products will be based on, among other factors, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

Manufacturing Operations and Principal Suppliers

We have our own modern manufacturing facility of approximately 14,476 square feet in Shenzhen, China that is ISO 9001, ISO 14001 and ISO 13485 certified. We plan to start the process of acquiring IATF 16949 certification as our automotive customer base expands. We also conduct manufacturing operations in our approximately 10,635 square-foot production facility in Newark, California and our approximately 9,800 square-foot manufacturing facility in Irvine, Scotland. We work hard to meet current environmental and sustainability standards required by our customers and legislation in various geographic markets. All products are RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) compliant. We also monitor our suppliers as part of our efforts to eliminate conflict minerals from our supply chain.

We purchase our materials from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components that meet technical specifications. We actively monitor these suppliers, but we are subject to substantial risks associated with their performance. We source certain of our components from single-source suppliers, including multinational conglomerates Henkel, DuPont, Solvay, SABIC and 3M, which increases the risk of shortages and shipment delays and decreases our ability to negotiate with that supplier. Many of our products are subject to qualification testing and approval by our customers, which includes approval of the materials used in their product. These single-source materials, however, are available from other suppliers, and while their procurement from other sources likely would necessitate additional approvals from our customers and might result in short-term disruption to our business, we do have options to purchase single-sourced materials from alternative suppliers should the need arise.

Engineering, Research and Development

The markets for our products are characterized by rapid advancements in process technologies and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, and to develop or acquire new technologies.

We operate our Global Product Development and Materials Science Center in Camarillo, California, where our VP of Engineering & Advanced Materials is located, along with other current and future resources. At this location, we focus on new product development including, among other areas, materials science and printed electronics. We maintain a core embedded software engineering team in Singapore. We also operate an engineering center in our facility in Shenzhen, China, which is focused on sustaining engineering, customer support, quality control and new product introduction in our force-sensing/HMI business, and an engineering and R&D facility in Newark, California, focused on new product development, SBIR-funded research and quality control in our gas and environmental sensors business.

The worldwide R&D team pursues scientific research, technology platform development and advanced product development in areas of materials science, printed electronics devices, gas and environmental sensors, and manufacturing processes, and multi-disciplinary system engineering. The global R&D centers support strategic partnerships with key partners in electronics manufacturing services, air and environmental quality monitoring, digital manufacturing, including 3D printing, and product development. This team also explores opportunities to work on government funded research projects that are aligned with our technology competencies.

Our Employees

As of December 31, 2023, we had 107 full-time employees worldwide. Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. In 2023, our top three customers accounted for 22%, 12% and 10% of our net revenues, respectively. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we were able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because our customers generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we may become dependent, can reduce or terminate altogether their business with us at any time, whether because they choose an alternate supplier, see reduced demand for their products, or otherwise.

We rely on third parties for the materials that we use to manufacture our products, and supply shortages and price increases could adversely affect our revenues, operating results and customer relationships.

We rely on third-party suppliers for the raw material components of our products. There are no assurances that our suppliers will be able to maintain an adequate supply of these raw materials to enable us to fulfill all of our customers’ orders on a timely basis. A failure to obtain an adequate supply of the materials for our products could increase our costs (because purchases on the spot market would likely be more expensive), cause us to fail to meet delivery commitments and/or cause our customers to purchase from our competitors, which could adversely affect our operating results and customer relationships.

Additionally, our sourcing operations may also be hurt by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) in countries in which our products are manufactured. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from our products. Furthermore, changes in U.S. trade policies, including new restrictions, tariffs or other changes, especially as regards China, could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international suppliers and materially adversely affect our business. Depending on the continued extent and duration of these constraints and disruptions, our supply chain, results of operations (including sales) or future business could be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

We do not have long-term fixed price contracts for the supply of our raw materials and components. Accordingly, increases in prevailing market prices (including due to increases in transportation, shipping and freight costs) would have an adverse effect on our operations to the extent we were unable to pass on increases to our customers.

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

We manufacture our products in Shenzhen, China; Newark, California; and Irvine, Scotland. These facilities are vulnerable to damage from earthquakes, floods, fires, power loss and similar events. They could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us in full for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at any of our manufacturing facilities could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which could cause our revenues and operating results to decline. Performance, reliability or quality problems with our products could cause our customers to reduce or cancel orders, which would harm our operating results.

We regularly introduce new products with new technologies or manufacturing processes. Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the product. Detection of such errors could result in delays in sales during the period required to correct such errors.

Defects may also result in product returns, loss of sales and cancelled orders, delays in market acceptance, injury to our reputation, injury to customer relationships and increased warranty costs, which could have an adverse effect on our business, operating results and financial condition.

In addition, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics and other unforeseen or catastrophic events, could damage our manufacturing facilities or our vendors’ fulfillment centers or render them inoperable, making it difficult or impossible for us or our vendors to process customer orders for an extended period of time. For example, in March 2022, China imposed a multi-day lockdown in the city of Shenzhen due to a rise in the number of coronavirus cases, which required factories to close and disrupted our manufacturing operations in that city. Armed conflicts in the Middle East and between Russia and Ukraine, tensions between the U.S. and countries such as Iran and North Korea and between other countries such as China and Taiwan, and disruptions to traffic through key shipping routes such as the Suez Canal, also could adversely impact our sales, shipping costs, and results of operations. Such events may also result in delays in our or our vendors’ receipt of inventory and the delivery of merchandise between our customers, our stores and/or our partners and our distribution center and our vendors’ fulfillment centers. We or our vendors could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us or our vendors to reopen or replace any of our distribution centers or any of their fulfillment centers.

We cannot guarantee that our solutions for new markets will be successful or that we will be able to generate significant revenue from these markets.

Our HMI and gas-sensing solutions may not be successful in new markets. Various target markets for our products and solutions may develop more slowly than anticipated or participants in those markets could choose to utilize competing technologies. The markets for certain of our HMI products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products. The markets for our gas and environmental sensors rely heavily on our customers’ investment in the required infrastructure for new devices or instruments and also on their competency and execution in development. The performance of any sensor depends on the quality of its implementation and may vary depending on design decisions, tradeoffs, or lack of experience. While we perform extensive engineering services for our customers and support them with reference materials and open-source designs, we cannot guarantee our customers’ success, and this remains a risk for our portfolio.

Our ability to generate significant revenue from new markets will depend on various factors, including the following:

●	the development and growth of these markets;
●	the ability of our technologies and product solutions to address the needs of these markets;
●	the price and performance requirements of our customers and the preferences of end users;
●	our ability to provide our customers with solutions that provide advantages in terms of size, power consumption, reliability, durability, performance and value-added features compared with alternative solutions; and
●	the effectiveness of our sales and marketing efforts in communicating all of these capabilities to the marketplace.

The failure of any of these target markets to develop as we expect, or any significant failure on our part to serve these markets, will impede our sales growth and could result in substantially reduced earnings. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.

If we fail to build and maintain relationships with new and existing customers, or if our customers’ products that utilize our solutions do not gain widespread market acceptance, our revenue may stagnate or decline.

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

Despite our efforts to maintain and safeguard our proprietary rights, there are no assurances that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing them, we could be forced to incur substantial litigation expenses, and if we were found to be infringing on someone else’s patent, we could be required to pay substantial damages, and pay royalties in the future, which would adversely impact our profitability, or be enjoined from infringing in the future, which could materially impede our ability to operate.

Our global operations require us to maintain intellectual property in a number of foreign jurisdictions, in particular in connection with our manufacturing facility in Shenzhen, China. This may expose us to material risks of theft or compromise of proprietary technology and other intellectual property, including technical data, business processes, data sets or other sensitive information. There is no assurance that we would be successful in enforcing our legal rights against the offending party in such circumstances.

Our success depends in part on our CEO and CFO, who simultaneously lead other public corporations.

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronson, as a director, of other affiliated companies. Mr. Bronson serves as President and Chief Executive Officer and as a director of Qualstar Corporation (OTCMKTS: QBAK) and as Chairman of the Board and Chief Executive Officer of BKF Capital Group, Inc. (OTCMKTS: BKFG), and Mr. Hoffman serves as Chief Financial Officer of BKF Capital Group, Inc., and until August 2023, of Qualstar Corporation.

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

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Armed conflicts in the Middle East and between Russia and Ukraine, and tensions with countries such as Iran and North Korea and resulting geopolitical uncertainties also could result in an increase in cyberattacks that could either directly or indirectly impact our operations. Although we have implemented security procedures and controls to address these threats, such as firewalls, encryption, access controls, and employee training, cybersecurity threats are dynamic and evolving and our systems may still be vulnerable to theft, loss or misuse of data, including proprietary or confidential information, relating to our business, products, employees, suppliers and customers; disruption due to computer viruses and programming errors; attacks by third parties including destruction of data or demanding ransom to return control of our systems and services; or similar disruptive problems.

If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we could incur substantial costs and liabilities, including the following:

●	expenses to rectify the consequences of the security breach or cyber-attack;
●	liability for misused or stolen assets or information;
●	costs of repairing damage to our systems;
●	lost revenue and income resulting from any system downtime caused by such breach or attack;
●	loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack;
●	increased costs of insurance and cybersecurity protection;
●	costs of incentives we may be required to offer to our customers or business partners to retain their business; and
●	damage to our reputation.

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

Technology, both in our markets and in our customers’ markets, is undergoing and will continue to undergo rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, that we accomplish the following:

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

There is no assurance that we will be able to achieve any of these objectives in whole or in part.

Our markets are intensely competitive and many of our potential competitors have resources that we lack.

Our markets are highly competitive, and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets, and our customers themselves, who could choose to manufacture in-house products that they currently buy from us. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

Risks Relating to Ownership of Our Stock

There is a limited or no public market for our securities.

While our common stock is quoted on The Nasdaq Capital Market, the daily trading volume is typically very low. This is due in part to the significant percentage (approximately 83% as of December 31, 2023) of our shares that are held by officers and directors and their affiliates.

We cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market or how liquid that market might become. The lack of an active market may reduce the value of shares of our common stock and impair the ability of our stockholders to sell their shares at the time or price at which they wish to sell them. An inactive market may also impair our ability to raise capital by selling our common stock (or other securities convertible into our common stock) and may impair our ability to acquire or invest in other companies, products, or technologies by using our common stock as consideration.

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

In addition, if the market for technology stocks or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

The liquidation preference of shares of our Preferred Stock currently outstanding or issued in the future would reduce the amount available to our common stockholders in the event of our liquidation or winding up.

We currently have one series of Preferred Stock outstanding, the Series A Convertible Preferred Stock. Holders of our Series A Convertible Preferred Stock have a liquidation preference equal to the greater of $25.00 per share plus any accrued and unpaid dividends, and such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock been converted into our common stock in the event of our liquidation or winding up. This means that those holders are entitled to receive the liquidation preference before any payment or other distribution of assets to our common stockholders, and the amount of any such payment or other distribution to our common stockholders will be reduced by that amount. The aggregate liquidation preference of the Series A Convertible Preferred Stock as of December 31, 2023 was $5 million.

We may also issue additional shares of preferred stock in the future. While we cannot predict the amount of any such issuance or the liquidation preference of any such shares, the holders likely would be similarly entitled to preference upon any liquidation or winding up of the Company.

The issuance of shares of common stock upon conversion of the Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing stockholders.

Our Series A Convertible Preferred Stock is presently convertible into 600,000 shares of common stock. The issuance of shares of common stock upon conversion of shares of our Series A Convertible Preferred Stock will result in dilution to the interests of other common stockholders. The same would be true of any shares of convertible preferred stock we may issue in the future.

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

If securities or industry analysts do not publish research or reports about our business, or if they publish inaccurate or unfavorable research reports, our share price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrades our shares or changes their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owned approximately 83% of the outstanding shares of our common stock as of December 31, 2023. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from yours and he may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, our common stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any such dividends on our common stock in the foreseeable future, if at all. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and will be at the sole discretion of our board of directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

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

We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including without limitation the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List. Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons. We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

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

As a result of our international operations, we may be subject to anti-bribery laws, including the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. If we fail to comply with these laws, the U.S. Department of Justice, the SEC, or other U.S. or foreign governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against us or our employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations, or financial condition. Competitors in foreign countries that are not subject to the FCPA or similar laws may have competitive advantages.

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

General Risks

The global COVID-19 pandemic had a significant and adverse effect on, and may continue to adversely affect, our business, financial position, results of operations, and cash flows.

The persistent challenges stemming from the COVID-19 pandemic continue to pose significant risks to our business operations, financial performance, and outlook. While there have been advancements in managing the spread of the virus and increasing vaccination rates, uncertainties remain regarding its long-term effects and potential resurgence. The ongoing pandemic has the potential to continue to disrupt global supply chains, affect consumer behavior, cause significant volatility and disruption of financial markets and prompt regulatory responses, any and all of which can adversely impact our operations and financial position.

Because the severity, magnitude and duration of the pandemic and its economic consequences are uncertain, vary by region, and are rapidly changing and difficult to predict, its full impact on our operations and financial performance, as well as its impact on our near-term ability to successfully execute our strategic objectives, remains similarly uncertain and difficult to predict. As the situation evolves, we face the risk of additional disruptions due to new variants of the virus, changes in public health guidelines, or unforeseen events that could further exacerbate operational challenges. Moreover, economic recovery remains uneven across regions, which may continue to influence consumer spending patterns and market dynamics.

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

In addition, the COVID-19 pandemic subjects our operations and financial performance to several risks, including the following:

●	Operations-related risks: Our business is facing increased operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, and restrictions on the movement of people, both at our own offices and at those of our clients and suppliers. During the early years of the pandemic, we experienced lower demand and volume for products and services, client requests for engagement deferrals or other contract modifications, and other circumstances related directly and indirectly to the pandemic that adversely impacted our business. While these factors have begun to decline and projected demand for our products has stabilized, there can be no assurance that we will not again experience significant declines in product sales due to COVID-19.
●	Client-related risks: Our clients have been and will continue to be disrupted by quarantines and restrictions on employees’ ability to work and office closures. Such disruptions have and may continue to restrict our ability to provide products and services to our clients and have also and may continue to reduce demand for our products and services. In addition, the COVID-19 pandemic adversely affected the global economy and the economies and financial markets of many countries, and a re-emergence of the pandemic could result in further economic downturns affecting demand for our products and services and impact our operations.
●	Employee-related risks: We have experienced and may in the future experience disruptions to our operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to deliver our products and services in a timely manner or meet milestones or customer commitments.

The full extent of the effect of the pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of the pandemic even now that its severity has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 re-emerges with serious and widespread impact on public health, particularly in the United States, Singapore, China, and the United Kingdom where our operations are most concentrated, and results in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

●	Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;
●	The failure of third parties on which we rely, including our suppliers, customers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default;
●	Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;
●	Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted;
●	Litigation, manufacturing delays and harm to our reputation resulting from any accident, illness, or injury to our employees related to COVID-19 that could negatively affect our business, results of operations and financial condition;
●	Changes in prices of products and services impacted by worldwide demand and by the pandemic, which price increases could materially increase our operating costs and adversely affect our profit margin;
●	Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;
●	Sudden and/or severe declines in the market price of our common stock; and
●	Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic that likely will not be recoverable.

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

Investors should carefully evaluate the potential implications of ongoing COVID-19 challenges on our financial performance, operational resilience, and competitive position when making investment decisions. The extent and duration of these challenges remain uncertain, and our ability to effectively manage them will be critical to our long-term success.

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

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue for the foreseeable future. The majority of our international manufacturing is currently performed in China and Scotland. Our international operations involve a number of risks, including with respect to:

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

Political Instability and Uncertainty

The political landscape in the United States is characterized by increasing polarization, uncertainty, and volatility. Political developments, including changes in leadership, shifts in policy priorities, and legislative gridlock, with increased risks of federal government shutdowns or debt defaults, could have significant implications for our business operations, regulatory environment, and financial performance. The unpredictability of the political environment poses challenges in anticipating and mitigating risks effectively.

Uncertainty surrounding government policies and regulations, including those related to taxation, trade, healthcare, environmental protection, and labor practices, may impact our costs, operations, and market competitiveness. Changes in government spending priorities or fiscal policies could also affect demand for our products/services, particularly in sectors dependent on government contracts or funding.

Furthermore, political instability and social unrest may disrupt supply chains, distribution networks, and consumer confidence, leading to operational disruptions, decreased consumer spending, and market volatility. Heightened geopolitical tensions or domestic conflicts may also contribute to economic uncertainty and market fluctuations.

Acquisitions involve multiple risks and uncertainties.

We recently completed the acquisitions of SPEC, KWJ and Calman, and we expect to make further acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees of the acquired business. In addition, internal controls over financial reporting of acquired companies may not comply with required standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

Our ability to operate effectively could be impaired if we were to lose the services of key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

Our success is substantially dependent on the continued availability of our key management and technical personnel. Several of our key management personnel have been with us throughout most of our history and have substantial experience with our business and technology. If one or more of our key management personnel leaves Interlink and we are unable to find a replacement with the combination of skills and attributes necessary to execute our business plan, it could have an adverse impact on our business. Our success will also depend, in part, on our ability to attract and retain additional qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the securities exchange on which our common stock is traded and other applicable securities rules and regulations. Compliance with these rules and regulations imposes legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire additional employees to comply with these requirements, which will increase our costs and expenses.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

●	Governance and Oversight: Our Board of Directors and senior management are actively involved in overseeing our cybersecurity policies and practices and managing those responsible for coordinating and implementing cybersecurity initiatives across the organization.
●	Risk Assessment and Management: We conduct risk assessments to identify potential cybersecurity threats and vulnerabilities. This includes evaluating the likelihood and potential impact of various threats, such as data breaches, malware attacks, and insider threats. Based on these risk assessments, we develop and implement risk management strategies to mitigate identified risks.
●	Information Security Policies and Procedures: We have established information security policies and procedures that govern the use, protection, and handling of sensitive information. These policies cover areas such as data encryption, access controls, password management, incident response, and employee training.
●	Network and Infrastructure Security: We employ a range of technical measures to secure our network and infrastructure, including firewalls, intrusion detection and prevention systems, and vulnerability assessments. We also use encryption to protect data both in transit and at rest.
●	Employee Training and Awareness: We provide cybersecurity training to employees to raise awareness of the latest threats and best practices for protecting sensitive information. This includes training on how to recognize phishing attempts, handling secure data, and reporting security incidents.
●	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers, including conducting due diligence on vendors before engaging their services and monitoring their compliance with our security requirements.
●	Compliance and Reporting: We comply with all applicable laws and regulations related to cybersecurity, including data protection and privacy laws.

While we believe that our current cybersecurity measures are robust, we recognize that the cybersecurity landscape is constantly evolving, and we remain vigilant in monitoring and adapting our practices to address emerging threats. We are committed to maintaining the confidentiality, integrity, and availability of our systems and data and to protecting the interests of our clients and stakeholders.

ITEM 2.    PROPERTIES

We maintain our principal office in Irvine, California. We conduct engineering, assembly and prototyping activities in Camarillo, California, where we have established a Global Product Development and Materials Science Center, and also in our Newark, California facility. We conduct production operations in our facilities in Shenzhen, China; Newark, California; and Irvine, Scotland. We conduct research and development activities in our electronics lab in Singapore; distribution operations in our Hong Kong facility; and sales operations in our Tokyo office and various other locations in the United States. In total, we lease approximately 40,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

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

Holders of Record

As of December 31, 2023, we had 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Common Stock

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any such dividends on our common stock in the foreseeable future, if at all. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and other preferred stock that we may issue in the future, and will be at the sole discretion of our board of directors, which may be subject to general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant.

On March 1, 2024, the Board of Directors declared a 50% common stock dividend with a record date of March 11, 2024, that was paid on March 22, 2024. Settlement of fractional share interests will be made by issuing one full share of common stock in lieu of a fractional share. Although the exact effect on common stock outstanding will depend on the number of fractional share settlements, the stock dividend is expected to increase the number of issued and outstanding shares of common stock from 6,573,570 to approximately 9,860,355. Except as otherwise noted, all references to common stock, common stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Series A Convertible Preferred Stock

We have 200,000 shares of our Series A Convertible Preferred Stock outstanding, each of which currently is convertible into 3.0 shares of our common stock, as adjusted for the 50% common stock dividend declared and paid in March 2024. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.16667 per month and $2.00 per annum per share, based on the $25.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock accrue daily and are payable monthly in arrears on the 15th day of each calendar month. Our board of directors commenced declaring and we commenced paying dividends on our Series A Convertible Preferred Stock in November 2021, and we expect that our board of directors will continue to declare and we will continue to pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to applicable limitations under Nevada law.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 16, 2023, our Board of Directors authorized the Company to purchase up to 150,000 shares of our common stock. Under this authorization, we have cumulatively purchased 48,180 shares at a total cost of $300,259 through December 31, 2023. Our share repurchase program expires on May 15, 2024, does not require us to purchase a specific number of shares and may be modified, suspended, terminated, or extended at any time.

In addition, in June 2023, the Company repurchased 8,250 shares of our common stock from a prior employee in a private transaction at a total cost of $50,000.

The following table presents our purchases of our common stock during the year ended December 31, 2023, and has been adjusted to reflect the 50% common stock dividend declared and paid in March 2024 (which is accounted for as a stock split effected in the form of a stock dividend):

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
May 1, 2023 to May 31, 2023	20,250	$6.08	20,250	129,750
June 1, 2023 to June 30, 2023	8,854	$6.09	604	129,146
July 1, 2023 to July 31, 2023	—	—	—	129,146
August 1, 2023 to August 31, 2023	12,326	$6.31	12,326	116,820
September 1, 2023 to September 30, 2023	15,000	$6.36	15,000	101,820
October 1, 2023 to October 31, 2023	—	—	—	101,820
November 1, 2023 to November 30, 2023	—	—	—	101,820
December 1, 2023 to December 31, 2023	—	—	—	101,820
Total	56,430		48,180

Recent Sales of Unregistered Securities

None.

ITEM 6.    RESERVED

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

Overview

Interlink Electronics, Inc. is a global sensor and printed electronics company operating in two principal sensor technology divisions: force/touch sensors, and gas and environmental sensors. Our force/touch sensors, including our Force-Sensing Resistor (“FSR®”) technology and related technologies, and our membrane keypads, graphic overlays and printed electronics, are used extensively in Human-Machine Interface (“HMI”) devices, while our gas and environmental sensors and instruments are used in environmental and air quality monitoring across a broad range of applications. We design, develop, manufacture and sell a range of technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.

On March 1, 2024, the Board of Directors declared a 50% common stock dividend that was paid on March 22, 2024. For all years presented, all share and per share data have been retroactively adjusted for the effect of the 50% common stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Our principal products are:

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including consumer electronics, automotive, industrial and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Additionally, through our acquisition of Calman Technology Limited in March 2023, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems. With over 25 years as a leading HMI provider, Calman Technology has developed to also become a specialized provider of printed electronics for the medical sector in the UK and Europe.

Gas and Environmental Sensors. We entered the gas and environmental sensing market in 2022 through our acquisition of the business assets of SPEC Sensors, LLC (“SPEC”) and KWJ Engineering, Inc. (“KWJ”), early pioneers in miniaturized, low-cost gas and environmental sensing technologies. Following our acquisition of these operations, we now offer electrochemical gas-sensing technology products and solutions for industry, community, health and home, with uses in fields such as safety, personal wellness and air quality monitoring.

We sell our products and solutions globally to a diverse array of customers that include Fortune Global 500 companies with the world’s most recognizable brands, as well as start-ups, design houses, original design and equipment manufacturers, and universities. Our technology has been deployed in the consumer electronics, automotive, industrial automation, medical, defense and environmental monitoring markets. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and Japan allows us to broadly provide sales and engineering support services to our existing and future worldwide customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Newark, California and Irvine, Scotland. We control 100% of the manufacturing and shipping process, which enables us to respond quickly to customer product demand and design requirements.

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we continue to provide the market with leading-edge solutions that are seamless to deploy and perform flawlessly. Having previously built an R&D organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces, we relocated a majority of our R&D and product development efforts to Camarillo, California, where we have established a Global Product Development and Materials Science Center. Combined with the advanced and proprietary facilities in Silicon Valley and Scotland that were acquired in connection with the acquisitions of SPEC and KWJ and Calman, we believe this will allow us to grow our business and be more closely aligned with current and future top-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the tables are based on net revenues.

	Year ended December 31,
	2023		2022
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$13,940	100.0%	$7,493	100.0%
Cost of revenue	7,381	52.9	3,632	48.5
Gross profit	6,559	47.1	3,861	51.5
Operating expenses:
Engineering, research and development	2,326	16.7	1,220	16.3
Selling, general and administrative	4,672	33.5	3,309	44.2
Total operating expenses	6,998	50.2	4,529	60.4
Loss from operations	(439)	(3.1)	(668)	(8.9)
Other income (expense):
Other income (expense), net	164	1.2	2,611	34.8
Income (loss) before income taxes	(275)	(2.0)	1,943	25.9
Income tax expense	108	0.8	271	3.6
Net income (loss)	$(383)	(2.7)%	$1,672	22.3%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue, net by the markets we serve is as follows:

	Year ended December 31,
	2023		2022
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$4,141	29.7%	$2,269	30.3%	$1,872	82.5%
Medical	5,210	37.4	1,865	24.9	3,345	179.4
Consumer	577	4.1	363	4.8	214	59.0
Standard	4,012	28.8	2,996	40.0	1,016	33.9
Revenue, net	$13,940	100.0%	$7,493	100.0%	$6,447	86.0%

We sell our custom products into the industrial, medical, and consumer markets. We sell our standard products to customers in many markets through various distribution networks. The ultimate customer for our standard products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life cycles. Industrial, medical, and environmental monitoring products generally have longer design and life cycles than consumer products. We currently have products with life cycles that have exceeded 20 years and are ongoing.

Revenues were up in 2023 compared to 2022 to customers in all of the custom markets we sell to and also to customers of our standard products. The increase in revenue from customers in all markets is due primarily to the inclusion of sales by the SPEC and KWJ businesses and by Calman, acquired in December 2022 and March 2023, respectively, and also to increased shipments of our existing force-sensing products and solutions resulting from increased customer demand. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods to coincide with their project and building plans.

	Year ended December 31,
	2023		2022
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$6,559	47.1%	$3,861	51.5%	$2,698	69.9%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit for 2023 was up compared to 2022 due to higher revenue (resulting primarily from our acquisitions of SPEC and KWJ and Calman), while gross margin percentage was down due to changes in product and customer mix (primarily acquisition-related) and increased materials and components costs on certain orders.

	Year ended December 31,
	2023		2022
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$2,326	16.7%	$1,220	16.3%	$1,106	90.7%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our force-sensing and gas-sensing technologies and solutions, as well as design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for 2023 were up compared to the prior year due primarily to increased engineering employee headcount following our acquisitions of SPEC and KWJ in December 2022, the inclusion in the current year period of approximately $136,000 of non-cash amortization expense on intangible assets acquired in the purchases of SPEC and KWJ, and increased prototyping and product-development activities this year as compared to the prior year.

	Year ended December 31,
	2023		2022
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$4,672	33.5%	$3,309	44.2%	$1,363	41.2%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses for the current year were up compared to last year due to increased employee headcount following our acquisitions of SPEC and KWJ in December 2022 and Calman in March 2023, the inclusion in the current year period of approximately $486,000 of non-cash amortization expense on intangible assets acquired in the Calman purchase, and increased acquisition-related legal and other professional fees.

	Year ended December 31,
	2023		2022
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$164	1.2%	$2,611	34.8%	$2,447	93.7

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for 2023 was comprised of $155,000 of interest income, $3,000 of foreign currency transaction gains, and $6,000 of other non-operating income, while other income (expense), net for 2022 was comprised of $2,449,000 of gains on marketable securities, $121,000 of foreign currency transaction gains, and $41,000 of interest income.

	Year ended December 31,
	2023		2022
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense	$108	39.3%	$271	13.9%	$(163)	25.4

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate adjusted for permanent book/tax differences. For both 2023 and 2022, the Company’s income tax expense reflects tax expense on its foreign earnings, and on its domestic earnings net of utilization of a portion of the previously recorded valuation allowance on domestic deferred tax assets.

Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate and the applicable tax rates in such jurisdictions. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain higher than the U.S. statutory rate of 21% primarily due to a significant portion of our earnings originating in higher rate jurisdictions of China (25%) and the United Kingdom (25%), offset in part by earnings in lower-rate jurisdictions of Hong Kong (16.5%) and Singapore (17%). State income taxes also have an impact in the U.S.

Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects (which we cannot predict to be net positive or net negative) on our effective tax rate and on our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash requirements for working capital, capital expenditures, and acquisition activities have been funded from our cash balances, cash generated from operations and sales of marketable securities, and issuances of equity securities. As of December 31, 2023, we had cash and cash equivalents of $4.3 million, working capital of $8.0 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2023. Of our $4.3 million of cash, $2.3 million was held by foreign subsidiaries. If these funds are needed for U.S. operations or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash.

We have outstanding 200,000 shares of our 8.0% Series A Convertible Preferred Stock (the “Preferred Stock”) that have an aggregate liquidation preference of $5.0 million. We pay, when, as and if declared by our board of directors, monthly cumulative cash dividends on the Preferred Stock at an annual rate of 8.0%; this is equivalent to $0.16667 per month and $2.00 per annum per share, based on a per share liquidation preference of $25.00. Dividends on the Preferred Stock are payable monthly in arrears on the 15th day of each calendar month. Our board of directors has declared, and we have paid, cash dividends on the Preferred Stock each month since the Preferred Stock was issued in October 2021, and we expect that the board will continue to declare, and we will continue to pay, such cash dividends each month while the Preferred Stock is outstanding, subject to applicable limitations under Nevada law.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year ended December 31,
	2023	2022

	(in thousands)
Net cash (used in) operating activities	$(116)	$(915)
Net cash provided by (used in) investing activities	(4,885)	735
Net cash (used in) financing activities	(750)	(350)

Net Cash (Used In) Operating Activities

For the year ended December 31, 2023, the $116,000 in net cash used in operating activities was attributable to net loss of $383,000, adjusted for non-cash charges of $806,000 and cash used in changes in operating assets and liabilities of $539,000. For the year ended December 31, 2022, the $915,000 in net cash used in operating activities was attributable to net income of $1,672,000, adjusted for non-cash charges of $256,000, realized gains on marketable securities of $2,449,000, and cash used in changes in operating assets and liabilities of $394,000.

Accounts receivable increased from $1,178,000 at December 31, 2022 to $2,167,000 at December 31, 2023 due to the addition of accounts receivable from our acquisition of Calman during the year, and also timing of shipments and cash collections during the fourth quarter of 2023 compared to the fourth quarter of 2022. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories increased from $2,112,000 at December 31, 2022 to $2,476,000 at December 31, 2023 due primarily to the addition of Calman’s inventory to our consolidated balances, as well as fluctuations caused by the variability in the timing of materials purchases and product shipments. Prepaid expenses and other current assets increased from $321,000 at December 31, 2022 to $381,000 at December 31, 2023. The balance of our prepaid expenses and other assets fluctuates with the timing of payments of insurance premiums, advances, and estimated income taxes. Accounts payable, accrued liabilities, and accrued income taxes increased from $958,000 at December 31, 2022 to $1,249,000 at December 31, 2023; payables, accrued expenses, and accrued income taxes fluctuate based on the timing of payment for purchases of materials, compensation accruals, outside services, and income taxes, and increased in part from the addition of Calman’s liabilities to our consolidated balances.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities of $4,885,000 for the year ended December 31, 2023 consisted of $4,873,000 used to acquire the equity interests of Calman (which was net of $1,577,000 of cash acquired), $111,000 received from the purchase price escrow for the acquisition of SPEC and KWJ upon finalization of the purchase price (which was in excess of the $56,000 previously anticipated to have been recovered), and $123,000 of cash used for purchases of property and equipment. Net cash provided by investing activities of $735,000 for the year ended December 31, 2022 consisted of net proceeds from purchase and sales of marketable securities of $2,449,000, net cash used in the December 2022 acquisition of SPEC and KWJ of $1,672,000 (which was net of $541,000 of cash acquired in the acquisition and $56,000 anticipated to have been recovered from the purchase price adjustment escrow), and $42,000 of cash used for purchases of property and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $750,000 for the year ended December 31, 2023 consisted of payment of $400,000 of dividends on our Preferred Stock, and $350,000 used for repurchases of 56,430 shares of common stock. Net cash used in financing activities of $350,000 for the year ended December 31, 2022 consisted of payment of $400,000 of dividends on our Preferred Stock, offset by $50,000 of proceeds from issuance of common stock.

Transactions with Related Parties

For a discussion of transactions with related parties, see Note 11, Related Party Transactions, of the notes to the consolidated financial statements, and Item 13, Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Assessments of Impairment of Goodwill and Long-Lived Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed. Goodwill is determined to have an indefinite useful life and is not amortized but is tested for impairment at least annually or more frequently in events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets and property, plant and equipment are carried at cost less accumulated depreciation and amortization and are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. The impairment tests and assessments involve estimates and require management judgment of qualitative and quantitative considerations. If factors change in the future and we use different assumptions, our impairment tests and assessments could change significantly.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLINK ELECTRONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interlink Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Norwell, Massachusetts

March 25, 2024

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$4,304	$10,091
Accounts receivable, net	2,167	1,178
Inventories	2,476	2,112
Prepaid expenses and other current assets	381	321
Total current assets	9,328	13,702
Property, plant and equipment, net	313	184
Intangible assets, net	2,654	76
Goodwill	2,461	650
Right-of-use assets	143	172
Deferred tax assets	83	134
Other assets	80	65
Total assets	$15,062	$14,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$464	$273
Accrued liabilities	492	568
Lease liabilities, current	126	131
Accrued income taxes	293	117
Total current liabilities	1,375	1,089

Long-term liabilities
Lease liabilities, long term	33	46
Deferred tax liabilities	626	—
Total long-term liabilities	659	46
Total liabilities	2,034	1,135

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both December 31, 2023 and 2022 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,860 and 9,915 shares issued and outstanding at December 31, 2023 and 2022, respectively	10	10
Additional paid-in-capital	62,279	62,614
Accumulated other comprehensive income (loss)	200	(98)
Accumulated deficit	(49,463)	(48,680)
Total stockholders’ equity	13,028	13,848
Total liabilities and stockholders’ equity	$15,062	$14,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022

	(in thousands, except per share data)

Revenue, net	$13,940	$7,493
Cost of revenue	7,381	3,632
Gross profit	6,559	3,861
Operating expenses:
Engineering, research and development	2,326	1,220
Selling, general and administrative	4,672	3,309
Total operating expenses	6,998	4,529
Loss from operations	(439)	(668)
Other income (expense):
Other income (expense), net	164	2,611
Income (loss) before income taxes	(275)	1,943
Income tax expense	108	271
Net income (loss)	$(383)	$1,672

Net income (loss) applicable to common stockholders	$(783)	$1,272
Earnings (loss) per common share, basic	$(0.08)	$0.13
Earnings (loss) per common share, diluted	$(0.08)	$0.13

Weighted average common shares outstanding - basic	9,887	9,905
Weighted average common shares outstanding - diluted	9,887	9,905

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2023	2022

	(in thousands)
Net income (loss)	$(383)	$1,672
Other comprehensive income, net of tax:
Foreign currency translation adjustments	298	(194)
Comprehensive income (loss)	$(85)	$1,478

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2021	200	$2	9,904	$10	$62,549	$96	$(49,952)	$12,705
Net income	—	—	—	—	—	—	1,672	1,672
Issuance of common stock	—	—	8	—	50	—	—	50
Preferred stock dividends	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	(194)
Stock-based compensation expense	—	—	3	—	15	—	—	15
Balance at December 31, 2022	200	$2	9,915	$10	$62,614	$(98)	$(48,680)	$13,848
Net income	—	—	—	—	—	—	(383)	(383)
Repurchases of common stock	—	—	(56)	—	(350)	—	—	(350)
Preferred stock dividends	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustment	—	—	—	—	—	298	—	298
Stock-based compensation expense	—	—	1	—	15	—	—	15
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(383)	$1,672
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	863	248
Stock-based compensation expense	15	15
Unrealized and realized (gains) on marketable securities	—	(2,449)
Adjustment to reconcile operating lease expense to cash paid	11	(7)
Deferred income taxes	(83)	(131)
Changes in operating assets and liabilities:
Accounts receivable	(291)	216
Inventories	284	(286)
Prepaid expenses and other assets	(170)	128
Accounts payable	87	(209)
Accrued liabilities	(184)	(179)
Accrued income taxes	(265)	67
Net cash (used in) operating activities	(116)	(915)
Cash flows from investing activities:
Purchases of marketable securities	—	(6,027)
Proceeds from sales of marketable securities	—	8,476
Purchases of property, plant and equipment	(123)	(42)
Acquisition of Calman Technology Limited, net of cash acquired	(4,873)	—
Acquisition of SPEC and KWJ, net of cash acquired	111	(1,672)
Net cash provided by (used in) investing activities	(4,885)	735
Cash flows from financing activities:
Payment of dividends on preferred stock	(400)	(400)
Repurchases of common stock	(350)	—
Issuance of common stock	—	50
Net cash (used in) financing activities	(750)	(350)
Effect of exchange rate changes on cash	(36)	(161)
Net (decrease) in cash, cash equivalents, and restricted cash	(5,787)	(691)
Cash, cash equivalents and restricted cash, beginning of period	10,091	10,782
Cash, cash equivalents and restricted cash, end of period	$4,304	$10,091
Supplemental disclosure of cash flow information:
Income taxes paid	$487	$272
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$55	$178

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“we,” “us,” “our,” “Interlink” or the “Company”) is a global sensor and printed electronics company operating in two principal sensor technology divisions: force/touch sensors, and gas and environmental sensors. We design, develop, manufacture and sell a range of force-sensing and gas-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard sensor-based products and custom sensor system solutions. Our force-sensing products and solutions include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our Human Machine Interface (“HMI”) technology platforms are deployed in a wide range of markets including consumer electronics, automotive, industrial, and medical. Our membrane keypads, graphic overlays, printed electronics and industrial label products are applicable for use in a wide range of fields, from industrial automation, process control and monitoring to medical and diagnostic devices and defense systems. Our electrochemical gas-sensing technology instruments, products and solutions are deployed in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

We serve our world-wide customer base from our corporate headquarters in Irvine, California; our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California; our printed-electronics manufacturing facilities in Shenzhen, China, and Irvine, Scotland; our advanced and proprietary production and product development facility in Newark, California; our engineering, research and development center in Singapore; our technical sales office in Japan; and our distribution and logistics center in Hong Kong. Our principal executive office is located at 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

March 2024 Common Stock Dividend

On March 1, 2024, the Board of Directors declared a 50% common stock dividend with a record date of March 11, 2024, that was paid on March 22, 2024. Settlement of fractional share interests will be made by issuing one full share of common stock in lieu of a fractional share. Although the exact effect on common stock outstanding will depend on the number of fractional share settlements, the stock dividend is expected to increase the number of issued and outstanding shares of common stock from 6,573,570 to approximately 9,860,355. Except as otherwise noted, all references to common stock, common stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

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

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi. The functional currency for our Hong Kong, Singapore and United Kingdom subsidiaries is the United States dollar. However, our Hong Kong, Singapore, and United Kingdom subsidiaries also transact business in their local currency. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods. Foreign currency transaction and remeasurement gains and losses are included in results of operations within other income (expense), net, for which gains of $3,000 and $121,000 were recorded in the years ended December 31, 2023 and 2022, respectively.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force/touch - and gas/environmental-sensing technology solutions.

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

On March 1, 2024, the Board of Directors declared a 50% common stock dividend that was paid on March 22, 2024. For all years presented, all share and per share data have been retroactively adjusted for the effect of the 50% common stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Leases

The Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021, and to a lesser extent in fiscal 2022 and 2023. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts. Investments with original maturity dates less than 90 days are classified as cash equivalents. Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash. All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China, Hong Kong and Singapore. Our balances in each country were insured at the maximum limit determined by each country. In the U.S., we had approximately $94,000 and $8.4 million in excess of the Federal Deposit Insurance Corporation limit of $250,000 per depositor, per insured bank at December 31, 2023 and 2022, respectively. Approximately $1.1 million and $0.7 million held in banks in China at December 31, 2023 and 2022, respectively, was not insured. Approximately $132,000 and $168,000 held in banks in Singapore at December 31, 2023 and 2022, respectively, was not insured. Approximately $40,000 and $63,000 held in banks in Hong Kong at December 31, 2023 and 2022, respectively, was not insured. Approximately $1.1 million held in banks in the United Kingdom at December 31, 2023 was not insured.

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

Intangible Assets, Net

Our intangible assets consist primarily of patents and trademarks and are carried at cost less accumulated amortization. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amount of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that an impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. As of December 31, 2023, we have not recognized any impairment losses for our intangible assets.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized but is tested for impairment at least annually or more frequently in events and circumstances exist that indicate that a goodwill impairment test should be performed. We have selected December 31 as the date to perform the annual impairment test. As of December 31, 2023, we have not recognized any impairment losses for our goodwill.

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

Subsequent Events

The Company has evaluated subsequent events through March 25, 2024, being the date these consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2023	2022

Inventories	(in thousands)
Raw materials	$1,986	$1,635
Work-in-process	232	192
Finished goods	258	285
Total inventories	$2,476	$2,112

	December 31,	December 31,
	2023	2022

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,009	$1,688
Leasehold improvements	412	417
	2,421	2,105
Less: accumulated depreciation	(2,108)	(1,921)
Total property, plant and equipment, net	$313	$184

Depreciation expense totaled $200,000 and $193,000 in 2023 and 2022, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

(in thousands)
Balance as of January 1, 2022	$—
Goodwill acquired in acquisition of SPEC/KWJ	650
Balance as of December 31, 2022	650
Adjustment to goodwill, acquisition price allocation of SPEC/KWJ	(404)
Goodwill acquired in acquisition of Calman	2,064
Adjustment to goodwill, foreign currency exchange rate changes	151
Balance as of December 31, 2023	$2,461

	Weighted
	Averge
	Amortization	December 31,	December 31,
	period	2023	2022

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 Years	$935	$658
Developed technology	3.5 Years	543	—
Customer relationships	6 Years	1,449	—
Non-compete agreements	4 Years	930	—
Order backlog	0.5 Years	22	—
In-process research and development	Indefinite	29	—
		3,908	658
Less: accumulated amortization		(1,254)	(582)
Total intangible assets, net		$2,654	$76

Amortization expense totaled $662,000 and $54,000 in 2023 and 2022, respectively. Future amortization on existing intangible assets over the next five years and thereafter is as follows:

Years ending December 31,	(in thousands)
2024	$751
2025	674
2026	545
2027	336
2028	264
Thereafter	84
$2,654

	December 31,	December 31,
	2023	2022

Accrued liabilities	(in thousands)
Accrued wages and benefits	$204	$320
Accrued vacation	185	223
Accrued other liabilities	103	25
Total accrued liabilities	$492	$568

Note 3 – Marketable Securities

Our marketable securities consist of equity securities classified as available-for-sale (“AFS”) and recorded at fair value, as determined using Level 1 inputs on the fair value hierarchy. Realized and unrealized gains and losses are reported in earnings within “other income (expense), net”. The specific identification method is used to determine realized gains and losses on AFS securities. During the years ended December 31, 2023 and 2022, we purchased $0 and $6.027 million of marketable securities, respectively and we sold $0 and $8.476 million of marketable securities, respectively, for realized gains of $0 and $2.249 million, respectively.

Note 4 – Acquisition

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, giving effect to the post-closing purchase price adjustment (in thousands).

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

Acquisition of Calman Technology Limited

On March 17, 2023, we acquired all of the outstanding shares in Calman Technology Limited (“Calman”), a Scotland-based designer and manufacturer of membrane keypads, graphic overlays and printed electronics, pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Interlink Electronics Limited, and the shareholders of Calman. The Share Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants on the part of the sellers, who continue to be employed by Calman. Under the terms of the Share Purchase Agreement, the purchase price was GB£4,127,000 (approximately $4,912,000), of which GB£3,627,000 (approximately $4,317,000) was paid at closing and the remaining GB£500,000 (approximately $595,000) was held back against potential claims for breaches of representations and warranties (subject to certain deductibles and caps) and was paid to the sellers in December 2023. The purchase price was subject to adjustment based on the extent, if any, to which Calman’s net working capital at closing was more or less than GB£600,000 (approximately $714,000), which resulted in additional purchase consideration of approximately GB£1,292,000 (approximately $1,538,000).

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands).

Cash	$1,577
Accounts receivable	656
Inventories	622
Prepaid expenses and other current assets	12
Property, plant, and equipment	146
Right-of-use assets	91
Accounts payable and accrued liabilities	(615)
Lease liabilities	(91)
Net identifiable tangible assets acquired	2,398
Developed technology	381
Tradenames and trademarks	214
Customer relationships	1,260
Non-compete agreements	843

Deferred tax liabilities	(710)
Goodwill	2,064
Net assets acquired	$6,450

After our September 30, 2023 financial statements were issued, the valuation report for the acquired intangible assets was completed. Based on the results of that valuation report, we have revised the preliminarily allocated GB£3,404,000 (approximately $4,052,000) of goodwill to be allocated as follows: GB£320,000 (approximately $381,000) developed technology, GB£180,000 (approximately $214,000) trademarks and tradenames, GB£1,059,000 (approximately $1,260,000) customer relationships, GB£708,000 (approximately $843,000) non-compete agreements, and GB£1,734,000 (approximately $2,064,000) goodwill, offset by GB£597,000 (approximately $710,000) deferred tax liabilities. In addition, the changes in these provisional amounts resulted in an increase in amortization expense and accumulated amortization of GB£266,000 (approximately $329,000) recorded in the three months ended December 31, 2023, of which GB£20,000 (approximately $25,000) relates to the three months ended March 31, 2023, GB£123,000 (approximately $155,000) relates to the three months ended June 30, 2023, and GB£123,000 (approximately $149,000) relates to the three months ended September 30, 2023.

The fair value of accounts receivable is equal to the $656,000 gross contractual amount, as we expect the entire balance to be collectible.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Calman. The goodwill is not expected to be deductible for income tax purposes.

The following represents the pro forma consolidated statement of operations as if both SPEC/KWJ and Calman had been included in our consolidated results for the full fiscal years ended December 31, 2023 and 2022 (unaudited):

	Pro Forma
	Year Ended December 31,
	2023	2022

	(in thousands)
Revenue	$14,705	$14,708
Net income	$157	$2,835

Note 5 – Series A Convertible Preferred Stock

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

Holders of the Series A Convertible Preferred Stock generally have no voting rights. Dividends on the Series A Convertible Preferred Stock accrue daily and are payable monthly in arrears on the 15th day of the calendar month, at the rate of 8.0% per annum of its liquidation preference, which is the equivalent to $2.00 per annum per share. Each share of Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $8.33 per common share, or 3.0 shares of common stock, as adjusted for the 50% common stock dividend declared and paid in March 2024, at any time at the option of the holder, subject to certain customary adjustments. Holders of Series A Convertible Preferred Stock do not participate in common stock dividends, but such common stock dividends if and when declared would reduce the conversion price at which shares of Series A Convertible Preferred Stock would convert into common stock. The Company may elect to automatically convert some or all of the Series A Convertible Preferred Stock into shares of common stock at any time on or after April 22, 2022 if the closing price of the common stock equals or exceeds $10.00 (120% of the initial conversion price) for at least 20 out of 30 consecutive trading days ending within five trading days prior to the notice of automatic conversion. The Company may redeem, at the Company’s option, the Series A Convertible Preferred Stock, in whole or in part, at a cash redemption price of $27.50 plus accrued and unpaid dividends beginning April 22, 2022 through October 21, 2023, at a cash redemption price of $28.125 plus accrued and unpaid dividends beginning October 22, 2023 through October 21, 2024, and, at a cash redemption price of $28.75 plus accrued and unpaid dividends beginning October 22, 2024. If the Company exercises the foregoing redemption right, holders of the Series A Convertible Preferred Stock will have the right to convert such shares into shares of common stock at the conversion price until the redemption date specified in the redemption notice delivered by the Company.

The Company entered into a registration rights agreement with the investors pursuant to which the Company agreed to register for resale by the investors the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock. The registration statement was filed on December 10, 2021, and was declared effective on December 21, 2021.

Note 6 – Stock-Based Compensation

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

As of December 31, 2023, there were no stock-based compensation awards outstanding. The stock-based compensation expense recorded in the years ended December 31, 2023 and 2022 was for shares of common stock issued to members of the Board of Directors as partial compensation for their service as a director.

Note 7 – Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any dilutive securities.

On March 1, 2024, the Board of Directors declared a 50% common stock dividend with a record date of March 11, 2024, that was paid on March 22, 2024. The effect of this stock dividend (which is accounted for as a stock split effected in the form of a stock dividend) has been applied retroactively to weighted average common shares outstanding, earnings per share, and the conversion rate and conversion price applicable for our Series A Convertible Preferred Stock, as if the 50% common stock dividend had occurred at the beginning of the earliest period presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2023	2022

	(in thousands, except per share data)
Net income (loss)	$(383)	$1,672
Less: Preferred stock dividends	(400)	(400)
Net income (loss) applicable to common stockholders	$(783)	$1,272

Weighted average common shares outstanding – basic	9,887	9,905
Dilutive potential common shares from convertible preferred stock	—	—
Weighted average common shares outstanding – diluted	9,887	9,905

Earnings (loss) per common share, basic	$(0.08)	$0.13
Earnings (loss) per common share, diluted	$(0.08)	$0.13

Shares subject to anti-dilutive Series A Convertible Preferred Stock excluded from calculation	600	600

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the $8.33 conversion price was greater than the average market price of the common stock.

Note 8 – Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Income (loss) before income taxes:
Domestic	$(846)	$1,363
Foreign	571	580
	$(275)	$1,943

Income tax provision consists of the following for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Income tax provision (benefit):
Current
Federal	$27	$254
State	10	13
Foreign	154	130
Total current	191	397
Deferred:
Federal	—	—
State	—	—
Foreign	(83)	(126)
Total deferred	(83)	(126)
Total income tax provision	$108	$271

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2023		2022
	$	%	$	%

	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$(57)	21.0%	$408	21.0%
State tax expense net of federal tax benefit	(54)	19.6%	130	6.7
Foreign taxes	23	(8.4)%	22	1.1
Other	49	(17.8)%	(137)	(7.1)
Change in valuation allowance	147	(53.4)	(152)	(7.8)
Income tax provision	$108	39.3%	$271	13.9%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	December 31,
	2023	2022

	(in thousands)
Deferred taxes, net
Net operating loss carryforward	$235	$211
Accruals	52	62
Reserves	150	66
Property, plant and equipment, and intangible assets	194	124
Stock-based compensation expense	85	85
Other	7	63
Total deferred tax assets	723	611
Valuation allowance	(640)	(477)
Net deferred tax assets	$83	$134

Intangible assets	(626)	—
Net deferred tax liabilities	$(626)	$—

Deferred taxes are recorded for the following net operating losses (“NOLs”) that can be used in future tax years:

	December 31,
	2023	2022

	(in millions)
Net operating losses
Federal	$0.5	$0.6
State	1.9	1.3
Foreign	—	—
	$2.4	$1.9

The federal and state NOLs expire at various dates between 2023 through 2030. Foreign NOLs are related to the jurisdiction of Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of December 31, 2022, $29.7 million of the federal NOLs and $13.7 million of the state NOLs are subject to annual limitations due to the February 2010 ownership change, at approximately $71,000 per year. Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote-off the related deferred tax assets during the year ended December 31, 2015. Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense. At December 31, 2023, the gross NOLs without regard to this permanent write-off is $29.7 million for federal and $13.7 million for state. A roll-forward of the NOLs for which deferred tax assets are now recorded is as follows:

	Year Ended
	December 31,
	2023	2022

	(in millions)
Net operating losses
Balance at January 1,	$1.9	$4.3
NOL generated (utilized)	0.5	(2.4)
NOL expired unused	—	—
Other, including changes in foreign exchange rates	—	—
Balance at December 31,	$2.4	$1.9

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both December 31, 2023 and 2022, while no valuation allowance on foreign deferred tax assets was necessary at both December 31, 2023 and 2022. One objective negative piece of evidence we evaluated was our cumulative domestic loss incurred over the three-year periods ended December 31, 2023 and 2022. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2023 and 2022, a valuation allowance of $640,000 and $477,000, respectively, was recorded against our domestic deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $4.3 million of cash at December 31, 2023, $2.3 million was held by our foreign subsidiaries. If these funds are needed for U.S. operations or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns after 2020 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Generally, state and foreign income tax returns after 2019 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

Note 9 – Significant Customers, Concentrations of Credit Risk and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers comprising at least 10% of total net revenues are as follows:

	Year ended December 31,
	2023	2022
Customer A	22%	25%
Customer B	12%	* %
Customer C	10%	18%

* less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Year ended December 31,
	2023	2022

	(in thousands)
United States	$6,726	$3,367
Asia and Middle East	4,022	3,670
Europe and other	3,192	456
Revenue, net	$13,940	$7,493

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis and accounts deemed to have credit risk are fully reserved. At December 31, 2023, two customers accounted for 35% and 16% of total accounts receivable. At December 31, 2022, two customers accounted for 20% and 13% of total accounts receivable. Our allowance for doubtful accounts was $0 at both December 31, 2023 and 2022.

Our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
United States	$733	$935
Europe	4,784	—
Asia	217	344
Total long-lived assets	$5,734	$1,279

Note 10 – Retirement Savings Plan

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute between 1% and 60% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits. The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $5,000 per participant per year. All contributions, including the Company match, are vested immediately. Our matching contributions to the plan were $69,000 and $23,000 in 2023 and 2022, respectively.

Note 11 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, was also the Chief Financial Officer of Qualstar through August 2023. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use of a portion of our Irvine, California and Los Angeles, California office facilities, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Year ended December 31,
	2023		2022
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$5	$—	$84	$8

Billed (or accrued) to Qualstar by Interlink	760	—	798	—
Paid by Qualstar to Interlink	(763)	—	(877)	—

Billed (or accrued) to Interlink by Qualstar	—	132	—	96
Paid by Interlink to Qualstar	—	(100)	—	(104)
Balance at December 31,	$2	$32	$5	$—

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide certain operational and general and administrative services to the other entity. We entered into a M&A advisory consulting services agreement with Bronson Financial LLC (“BF”), a wholly owned subsidiary of BKF Capital, pursuant to which BF provides M&A advisory consulting services to us. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Year ended December 31,
	2023		2022
	Due from BKF Capital	Due to BKF Capital	Due from BKF Capital	Due to BKF Capital

	(in thousands)
Balance at January 1,	$2	$—	$12	$—

Billed (or accrued) to BKF Capital by Interlink	43	—	104	—
Paid by BKF Capital to Interlink	(43)	—	(114)	—

Billed (or accrued) to Interlink by BKF Capital	—	193	—	147
Paid by Interlink to BKF Capital	—	(193)	—	(147)
Balance at December 31,	$2	$—	$2	$—

Note 12 – Commitments and Contingencies

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the years ended December 31, 2023 and 2022 was 5.50% and 7.00%, respectively.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2023, we have not recognized any impairment losses for our ROU assets.

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

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2023, we renewed this lease for the period March 1, 2023 through February 28, 2024 for approximately $18,000 per month. In February 2024, we extended this lease for the period March 1, 2024 to February 28, 2025 for approximately $19,000 per month.

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

We lease a 3,000 square-foot distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2025.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1,000 per month. This lease term ends November 2024.

As of December 31, 2023, the Company had current and long-term lease liabilities of $126,000 and $33,000, respectively, and ROU assets of $143,000. As of December 31, 2022, the Company had current and long-term lease liabilities of $131,000 and $46,000, respectively, and ROU assets of $172,000. Future imputed interest as of December 31, 2023 totaled $7,000. The weighted average remaining lease term of the Company’s leases as of December 31, 2023 is 0.7 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2024	$133
2025	33
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	166
Less: imputed interest	(7)
Present value of lease liabilities	$159

During the year ended December 31, 2023, we incurred approximately $501,000 in operating lease costs, including approximately $211,000 in cost of revenue and approximately $290,000 in operating expenses. During the year ended December 31, 2022, we incurred approximately $255,000 in operating lease costs, including approximately $126,000 in cost of revenue and approximately $129,000 in operating expenses.

Litigation

We are not party to any material legal proceedings at December 31, 2023. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption established for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.    DICLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our business affairs are managed under the direction of our board of directors, which currently consists of four members. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

The following table provides information regarding our directors and executive officers as of December 31, 2023:

Name	Age	Company Position
Steven N. Bronson	58	Chairman of the Board, President, and Chief Executive Officer
Ryan J. Hoffman	45	Chief Financial Officer and Secretary
Gene Chen, PhD	52	Vice President of Engineering & Advanced Materials
Joy C. Hou	48	Director
David J. Wolenski	62	Director
Maria N. Fregosi	58	Director

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

In 2013, Mr. Bronson assumed the positions of President and CEO and became a director of Qualstar Corporation (OTCMKTS: QBAK)—a high-quality tape library manufacturer—and its subsidiary N2Power, a manufacturer of high efficiency power supplies for diverse electronics industries. He immediately initiated a turnaround strategy, implementing cost-cutting measures and aggressive sales efforts. Since 2008, Mr. Bronson has held the position of Chairman of the Board, President, and CEO of BKF Capital Group, Inc. (OTCMKTS: BKFG) a publicly traded company operating through its wholly owned subsidiaries, BKF Asset Holdings, Inc., which invests in publicly and privately owned businesses, and Bronson Financial LLC, a FINRA member investment banking firm (providing M&A advisory and capital raising services to lower and middle-market companies). In addition, Mr. Bronson served on the board of Mikron Infrared Instruments, Inc. from 1996 to 2000. During a restructuring period in 1998 and 1999, he was appointed Mikron’s Chairman and CEO. Mr. Bronson led the effort of recruiting a top-notch management team, eventually increasing the company’s revenue by 500 percent; it was sold in 2007. Mr. Bronson is also the Chairman of the Board, President, and Chief Executive Officer of Ridgefield Acquisition Corp. (OTCMKTS: RDGA) since 1996. Ridgefield Acquisition Corp. is a public shell that is seeking a merger, acquisition, or business combination with a viable operating entity. Mr. Bronson currently holds the Series 4, 7, 24, 27, 53, 55, and 79 securities licenses.

Ryan J. Hoffman. Mr. Hoffman has served as our Chief Financial Officer since November 2020, joining Interlink with more than two decades of auditing and professional services experience accrued at two top global public accounting firms. He previously spent 16 years at the accounting firm RSM US LLP and was a partner there for his last five years. At RSM, he successfully led audits of global companies in industries that include technology, consumer products, and manufacturing, and cultivated a specialization in software and multiple-element revenue recognition accounting and auditing. Prior to that, he worked for the Big Four accounting firm Ernst & Young. Mr. Hoffman graduated with a degree in accounting from Chapman University and is a licensed CPA (inactive). He is also the Chief Financial Officer of BKF Capital Group, Inc. and served as the Chief Financial Officer of Qualstar Corporation through August 2023.

Gene Chen, PhD. Dr. Chen joined Interlink in May 2021 as our Vice President of Engineering & Advanced Materials. Dr. Chen has more than two decades of experience in advanced materials and electronic devices and has taken leadership roles in a wide variety of technical fields, including force-sensing and HMI technology. Prior to joining Interlink, from 2016 to 2021 he was CTO at force-sensor company New Degree Technology, where he led its R&D and product development teams. Prior to that, he is the founding member of Pixelligent Technologies, LLC and served as VP of Engineering from 2009 to 2016. His diverse, interdisciplinary background has also included roles managing projects working on nanomaterials and advanced materials for applications ranging from LEDs and OLEDs to semiconductors to dielectric coatings for spaceships. Dr. Chen has also served on numerous grant review panels for the National Science Foundation and Department of Energy. Dr. Chen earned a PhD in electrical engineering – focusing on electro-physics and microelectronics – from the University of Maryland, College Park. An active member of the scientific community, he holds 14 patents, has published 17 scientific papers, and has sat on multiple peer review panels. Dr. Chen leads Interlink’s R&D and materials science laboratory in Camarillo, California, and directs Interlink’s global engineering team.

Non-Employee Directors

Maria N. Fregosi. Ms. Fregosi joined our board of directors in February 2021. Ms. Fregosi presently serves as Executive Vice President – Operations at Lennar Mortgage, a division of Lennar Corporation (NYSE:LEN and LEN.B), with a focus on the finance and secondary market divisions. She previously served as Chief Investment Officer and founding member of Homepoint (NASDAQ: HMPT), a national residential mortgage originator and servicer, where she was responsible for the company’s balance sheet, servicing asset, correspondent division and investments. Prior to her tenure at Homepoint, Ms. Fregosi held a number of finance positions at a variety of firms, including Catalyst Financial, BKF Capital Group and ABN AMRO Bank. She earned an MBA in finance from the University of Rochester’s Simon School and graduated summa cum laude with a BA in Economics from SUNY Buffalo State College.

Ms. Fregosi was selected to serve on our board of directors because of her extensive business experience in working with publicly held companies in the investment banking and financial services industries.

Joy C. Hou. Ms. Hou joined our board of directors in June 2020. Ms. Hou presently serves as the COO and Head of Hospitality at Inhabitr, an AI powered furnishing platform for commercial real estate. Prior to joining Inhabitr, Ms. Hou was the Head of Product Development for Real Assets in Americas at Apex Group, one of the largest solution providers for financial institutions globally, with $3 trillion of assets under administration. In addition, she is the cofounder and CEO of MREN, a cloud-based commercial real estate market network. Ms. Hou spent 10 years on Wall Street (DLJ, Lehman, Barclays), where she closed $10 billion in RE transactions. She has also spent time in leadership positions in the information technology and service industries. She brings valuable experience to the board and a wealth of business development skills, including investor relations, management, structured finance, dispositions, and joint ventures. She is a proud graduate of Cornell University and continues to give back to her alma mater as a volunteer board director of the Cornell Asian Alumni Association.

Ms. Hou was selected to serve on our board of directors because of her extensive business experience in working with technology companies, as both a Wall Street banker and entrepreneur.

David J. Wolenski. Mr. Wolenski joined our board of directors in June 2020. David J. Wolenski serves as President of Electro-Mechanical Products, Inc., a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the semiconductor, laser, and medical device industries. From 1996 to 2000, he served as CEO of OZO Automation, a public company that designed and produced robotic workstations used in the manufacture of cell phones and related electronic subsystems. Mr. Wolenski also serves as Chairman of the Board of Qualstar Corporation. Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder and an MBA from the University of Colorado at Denver.

Mr. Wolenski was selected to serve on our board of directors because of his senior executive management experience at privately held and publicly held manufacturing companies and his prior experience as a director of other companies.

Code of Ethics

Interlink has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Exchange Act, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is posted on the “Investors” section of our website at www.interlinkelectronics.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to our Chief Financial Officer at Interlink Electronics, Inc., 15707 Rockfield Boulevard, Suite 105, Irvine, CA 92618.

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

A stockholder of record can nominate a candidate directly for election to the board by complying with the rules and regulations of the Securities and Exchange Commission. An eligible stockholder who wishes to submit a nomination should review the statutory requirements for nominations by stockholders. Any nomination should be sent in writing to the company, addressed to the attention of the Secretary at Interlink Electronics, Inc., 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618. The notice must comply with applicable federal and state law.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2023 and 2022. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Exchange Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this proxy statement, these three officers are referred to as our “named executive officers.”

				All Other
		Salary	Bonus(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)
Steven N. Bronson	2023	300,000	—	1,677	301,677
Chief Executive Officer, President, and Chairman of the Board	2022	300,000	50,000	1,677	351,677

Ryan J. Hoffman(3)	2023	112,417	—	3,142	115,559
Chief Financial Officer	2022	95,128	20,000	2,684	117,813

Gene Chen, PhD	2023	165,000	—	—	165,000
Vice President of Engineering & Advanced Materials	2022	165,169	—	—	165,169
(1)	Consists of discretionary cash bonuses awarded by our compensation committee.
(2)	Consists of the taxable cost of group term life insurance coverage, 401(k) employer matching contributions, and other miscellaneous compensation.
(3)	Mr. Hoffman also serves as Chief Financial Officer for BKF Capital Group, Inc., and served as the Chief Financial Officer for Qualstar Corporation through August 2023. Accordingly, a portion his compensation is charged to BKF Capital Group, Inc. and Qualstar Corporation based on the approximate amount of time Mr. Hoffman devotes to Interlink, BKF Capital Group, Inc., and Qualstar Corporation. The amounts presented in this table represent the net portion of his compensation charged to and incurred by Interlink.

Outstanding Equity Awards at Fiscal Year End

None.

Executive Officer Employment Letters

We have entered into employment agreements with each of the named executive officers. With the exception of his own arrangement, each of these employment agreements was negotiated on our behalf by our Chief Executive Officer with the oversight and approval of the compensation committee of the board.

Steven N. Bronson

We entered into an employment agreement with Steven N. Bronson, our Chairman, President and Chief Executive Officer, in 2016. The employment agreement was for an original term of one year and automatically renews for additional one-year periods unless either party elects not to renew or it is otherwise terminated, in either case pursuant to its terms.

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

If Mr. Bronson’s employment is terminated by him for “good reason” or by us without “cause”, Mr. Bronson will be entitled to receive his base compensation to the date of termination, severance pay equal to twelve months of his base compensation, any earned bonus compensation, employee benefits for twelve months following the date of termination, and any vested company match 401(k) or other retirement contribution, and all of Mr. Bronson’s unvested and outstanding equity awards shall immediately vest and become exercisable.

Mr. Bronson’s employment agreement also provides that upon a “change of control” of Interlink, Mr. Bronson is entitled to receive an amount in cash equal to twelve months of his base salary then in effect, and all of Mr. Bronson’s unvested and outstanding equity awards shall immediately vest and become exercisable.

Ryan J. Hoffman

We entered into an employment arrangement with Ryan J. Hoffman, our Chief Financial Officer, in November 2020. The employment arrangement provides for an annual base salary, which currently is $245,000 (including compensation received from BKF Capital Group, Inc.), and a discretionary annual bonus. Because Mr. Hoffman also serves as Chief Financial Officer for BKF Capital Group, Inc. (and also previously served as Chief Financial Officer for Qualstar Corporation), a portion of his compensation is charged to BKF Capital Group, Inc. and Qualstar Corporation based on the approximate amount of time Mr. Hoffman devotes to Interlink, BKF Capital Group, Inc., and Qualstar Corporation. Mr. Hoffman’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Mr. Hoffman is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

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

Adoption of Compensation Recovery Policy

The Nasdaq Stock Market LLC (“Nasdaq”) recently adopted new listing rules related to the recovery of erroneously awarded compensation, commonly referred to as a “clawback” policy. Pursuant to Nasdaq Rule 5635, companies listed on Nasdaq are required to adopt and disclose a policy for the recovery of incentive-based compensation in the event of a financial restatement due to material noncompliance with financial reporting requirements.

In compliance with Nasdaq rules, our Board of Directors has approved and adopted a compensation clawback policy (the “Compensation Recovery Policy”). The policy is designed to enable us to recover incentive-based compensation, including bonuses, stock awards, and other incentive-based payments, from current and former executive officers in the event of a financial restatement resulting from material noncompliance with financial reporting requirements, as determined by the Board. A copy of the policy is included as Exhibit 97.1 to this Form 10-K.

The policy includes provisions specifying the circumstances under which recovery may be triggered, the types of compensation subject to recovery, the procedures for determining the amount to be recovered, and the mechanisms for implementing the recovery process. The policy is intended to align with Nasdaq’s requirements while also ensuring fairness and consistency in our compensation practices.

We believe that the adoption of the Compensation Recovery Policy enhances transparency and accountability in our executive compensation practices and demonstrates our commitment to upholding strong corporate governance standards. The policy reflects our commitment to maintaining integrity in our financial reporting and ensuring that executive compensation is tied to the achievement of long-term, sustainable performance goals.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2023.

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

Non-Employee Director Compensation

Director Compensation Table

The following table details the total compensation earned by our non-employee directors in fiscal year 2023:

	Fees Earned or
	Paid in Cash	Stock Awards(1)(2)	Total
Director	($)	($)	($)
Joy C. Hou	10,000	5,000	15,000
David J. Wolenski	10,000	5,000	15,000
Maria N. Fregosi	10,000	5,000	15,000
(1)	Represents awards of our common stock. These amounts represent the grant date fair value of the stock awards granted in fiscal year 2023 determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the director, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(2)	On July 15, 2023, each of Ms. Hou, Mr. Wolenski and Ms. Fregosi received 696 shares of our common stock as partial payment of their annual compensation for service on our board of directors.

No director held stock options or restricted stock awards as of December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2023, for:

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

We have based percentage ownership of our common stock on 9,860,355 shares of our common stock outstanding as of December 31, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2023, as well as all shares of common stock issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of December 31, 2023. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Interlink Electronics, Inc., 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number(1)	Percentage
Named Executive Officers and Directors:
Steven N. Bronson(2)	8,192,720	83.1%
Ryan J. Hoffman	—	—
Gene Chen, PhD	—	—
Joy C. Hou(3)	18,899	0.2%
David J. Wolenski	5,024	0.1%
Maria N. Fregosi	3,663	0.0%
All executive officers and directors as a group (6 persons)	8,220,306	83.4%

Other 5% Stockholders:
BKF Asset Holdings, Inc.(4)	1,490,487	15.1%
(1)	The numbers of shares of common stock in this table have been retroactively adjusted to reflect the 50% common stock dividend declared and paid in March 2024, which is accounted for as a stock split effected in the form of a stock dividend. On December 31, 2023, before the effect of the stock dividend, there were 6,573,570 shares of common stock outstanding which was adjusted to 9,860,355 for purposes of this table.
(2)	Consists of (i) 340,350 shares held by Mr. Bronson individually, (ii) 6,033,210 shares held by SB4 Investments, LLC, of which Mr. Bronson is the managing member, (iii) 1,490,487 shares held by BKF Asset Holdings, Inc., (iv) 309,000 shares held separately by Mr. Bronson’s former spouse, and (v) 19,673 shares of common stock held separately by Mr. Bronson’s parents. Mr. Bronson has voting and/or dispositive power over the shares held by his former spouse and his parents. BKF Asset Holdings, Inc. is a wholly owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.

(3)	Consists of (i) 11,774 shares of common stock held Ms. Hou jointly with her spouse and (ii) 7,125 shares of common stock held Ms. Hou’s minor child.
(4)	BKF Asset Holdings, Inc. is a wholly owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2023.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	2,307,815
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,307,815
(1)	Consists of our 2016 Omnibus Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions, and series of related transactions, since January 1, 2022 to which we were or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at December 31, 2023 and 2022; and
●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transaction or series of related transactions to which we have been or will be a party other than compensation arrangements for our directors and executive officers, which are described in this Form 10-K under Part III, Item 11, “Executive Compensation.”

Cost Sharing Arrangements

Steven N. Bronson, our Chairman of the Board, President, and Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronson, as a director, of Qualstar Corporation and BKF Capital Group, Inc. Mr. Bronson serves as President and Chief Executive Officer and as a Director of Qualstar and as the Chairman of the Board and Chief Executive Officer of BKF Capital. Mr. Hoffman serves as Chief Financial Officer of BKF Capital and served as Chief Financial Officer of Qualstar through August 2023.

We have entered into the following cost sharing arrangements with Qualstar and BKF Capital:

Irvine, California Facility: We have facilities agreements with both Qualstar and BKF Capital to allow each the use of a portion of the office leased by us in Irvine, California, and we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2023 and 2022, we billed

Qualstar $37,000 and $54,000, respectively, for Qualstar’s use of our Irvine office facility. For the years ended December 31, 2023 and 2022, we billed BKF Capital $5,000 and $6,000, respectively, for BKF Capital’s use of our Irvine office facility.

Camarillo, California Facility: We have a facilities agreement with Qualstar to allow us to use a portion of the office and warehouse facility leased by Qualstar in Camarillo, California, and we have agreed to split substantially all rent and lease related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2023 and 2022, we incurred $75,000 and $73,000, respectively, for our use of Qualstar’s Camarillo facility.

Los Angeles, California Facility: Until the termination of the lease for such facility in August 2023, we had a facilities agreement with Qualstar to allow it the use of a portion of the office previously leased by us in Los Angeles, California, and we had agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the year ended December 31, 2023 and 2022, we billed Qualstar $9,000 and $8,000, respectively, for Qualstar’s use of our former Los Angeles office facility.

Consulting Agreements: We have entered into various consulting agreements with Qualstar and BKF Capital. Pursuant to the consulting agreements, certain of the parties’ respective employees and independent contractors provide operational, sales, marketing, general and administrative services to the other entity. Interlink provided such consulting services to Qualstar in the amounts of $671,000 and $646,000 for the years ended December 31, 2023 and 2022, respectively. Interlink provided such consulting services to BKF Capital in the amounts of $0 and $73,000 for the years ended December 31, 2023 and 2022, respectively. Qualstar provided such consulting services to Interlink in the amounts of $22,000 and $12,000 for the years ended December 31, 2023 and 2022, respectively. BKF Capital provided such consulting services to Interlink in the amounts of $73,000 and $26,000 for the years ended December 31, 2023 and 2022, respectively.

M&A Advisory Consulting Agreement: We have entered into a M&A advisory consulting services agreement with Bronson Financial LLC, a wholly owned subsidiary of BKF Capital, pursuant to which Bronson Financial LLC provides mergers and acquisitions advisory consulting services to Interlink for $10,000 per month. For each of the years ended December 31, 2023 and 2022, we incurred $120,000 for services rendered under this agreement.

Expense Reimbursements: Additionally, the parties occasionally pay expenses on behalf of one another, for which each party reimburses the other party correspondingly. We incurred reimbursable expenses on behalf of Qualstar in the amounts of $43,000 and $90,000 for the years ended December 31, 2023 and 2022, respectively. We incurred reimbursable expenses on behalf of BKF Capital in the amounts of $38,000 and $23,000 for the years ended December 31, 2023 and 2022, respectively. Qualstar incurred reimbursable expenses on behalf of us in the amounts of $35,000 and $11,000 for the years ended December 31, 2023 and 2022, respectively. BKF Capital did not incur any reimbursable expenses on behalf of us in the years ended December 31, 2023 and 2022.

Indemnification Agreements

Pursuant to our bylaws, we will indemnify our directors and executive officers to the fullest extent permitted by Nevada law, without limitation as to amount or duration, in the event of any actual or threatened lawsuit or proceeding.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 or 1% of our average total assets at December 31, 2023 and 2022 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the rules of The Nasdaq Stock Market, LLC (“Nasdaq”), independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid to LMHS, P.C. for the fiscal years ended December 31, 2023 and 2022 were pre-approved by the audit committee.

Fees Paid to Independent Registered Public Accounting Firm

On January 10, 2023, we engaged LMHS, P.C. as our independent registered public accounting firm, and we dismissed Macias Gini & O’Connell LLP as our independent registered public accounting firm. LMHS, P.C. conducted the audits of our financial statements for the fiscal years ended December 31, 2023 and 2022 and conducted the reviews of our financial statements included in our Quarterly Reports on Form 10-Q filed during 2023. Macias Gini & O’Connell LLP conducted the reviews of our financial statements included in our Quarterly Reports on Form 10-Q filed during 2022.

The following table presents fees billed to us by LMHS, P.C. for professional services for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$175,000	$140,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	50,000	—
Total Fees	$225,000	$140,000

The following table presents fees billed to us by Macias Gini & O’Connell LLP for professional services for the fiscal year ended December 31, 2022. Macias Gini & O’Connell LLP did not provide professional services to us during 2023.

2022
Audit Fees(1)	$111,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total Fees	$111,000

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.
(2)	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements.
(3)	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.
(4)	“All Other Fees” relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

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

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
2.1*	Share Purchase Agreement dated March 17, 2023 by and among the Registrant and the shareholders of Calman.	8-K	001-37659	2.1	March 23, 2023
2.2*	Asset Purchase Agreement dated December 16, 2022 by and among the Registrant, SPEC Sensors, LLC, KWJ Engineering, Inc., and the members of SPEC and shareholders of KWJ.	8-K	001-37659	2.1	December 22, 2022
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.2.1	Certificate of Amendment of Certificate of Designations of Series A preferred Stock	8-K	001-37659	3.1	November 23, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
4.2	Description of Securities					X
10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016
10.2**	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.3**	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
10.4**	Employment Offer Letter, dated November 4, 2020, between the Registrant and Ryan J. Hoffman	8-K	000-21858	10.1	November 17, 2020
21.1	List of Subsidiaries					X
23.1	Consent of LMHS, P.C.					X

24.1	Power of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Interlink Electronics, Inc. Compensation Recovery Policy	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
*

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Interlink will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Interlink may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

**	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2024	Interlink Electronics, Inc.

	By:	/s/ RYAN J. HOFFMAN
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

Signature	Title	Date

/s/ Steven N. Bronson	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2024
Steven N. Bronson

/s/ Ryan J. Hoffman	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 25, 2024
Ryan J. Hoffman

/s/ Maria N. Fregosi	Director	March 25, 2024
Maria N. Fregosi

/s/ Joy C. Hou	Director	March 25, 2024
Joy C. Hou

/s/ David J. Wolenski	Director	March 25, 2024
David J. Wolenski