Form 10-Q
period 2024-03-31
INTERLINK ELECTRONICS INC
filed 2024-05-09
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, the issuer had 9,860,368 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$4,367	$4,304
Accounts receivable, net	1,772	2,167
Inventories	2,570	2,476
Prepaid expenses and other current assets	368	381
Total current assets	9,077	9,328
Property, plant and equipment, net	289	313
Intangible assets, net	2,437	2,654
Goodwill	2,435	2,461
Right-of-use assets	99	143
Deferred tax assets	82	83
Other assets	79	80
Total assets	$14,498	$15,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$965	$464
Accrued liabilities	416	492
Lease liabilities, current	112	126
Accrued income taxes	342	293
Total current liabilities	1,835	1,375

Long-term liabilities
Lease liabilities, long term	2	33
Deferred tax liabilities	581	626
Total long-term liabilities	583	659
Total liabilities	2,418	2,034

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both March 31, 2024 and December 31, 2023 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,860 shares issued and outstanding at both March 31, 2024 and December 31, 2023	10	10
Additional paid-in-capital	62,279	62,279
Accumulated other comprehensive income	93	200
Accumulated deficit	(50,304)	(49,463)
Total stockholders’ equity	12,080	13,028
Total liabilities and stockholders’ equity	$14,498	$15,062

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2024	2023

	(in thousands, except per share data)
Revenue, net	$3,124	$3,278
Cost of revenue	1,871	1,691
Gross profit	1,253	1,587
Operating expenses:
Engineering, research and development	576	527
Selling, general and administrative	1,428	1,233
Total operating expenses	2,004	1,760
Loss from operations	(751)	(173)
Other income (expense):
Other income (expense), net	32	64
Loss before income taxes	(719)	(109)
Income tax expense	22	82
Net loss	$(741)	$(191)

Net loss applicable to common stockholders	$(841)	$(291)
Earnings (loss) per common share – basic and diluted	$(0.09)	$(0.03)
Weighted average common shares outstanding – basic and diluted	9,860	9,915

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2024	2023

	(in thousands)
Net loss	$(741)	$(191)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(107)	182
Comprehensive loss	$(848)	$(9)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended March 31, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028
Net loss	—	—	—	—	—	—	(741)	(741)
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(107)	—	(107)
Balance at March 31, 2024	200	$2	9,860	$10	$62,279	$93	$(50,304)	$12,080

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended March 31, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2022	200	$2	9,915	$10	$62,614	$(98)	$(48,680)	$13,848
Net loss	—	—	—	—	—	—	(191)	(191)
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	182	—	182
Balance at March 31, 2023	200	$2	9,915	$10	$62,614	$84	$(48,971)	$13,739

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(741)	$(191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	229	49
Adjustment to reconcile operating lease expense to cash paid	(2)	(1)
Deferred income taxes	(39)	—
Changes in operating assets and liabilities:
Accounts receivable	387	(396)
Inventories	(111)	(208)
Prepaid expenses and other assets	14	(179)
Accounts payable	505	375
Accrued liabilities	(74)	(149)
Accrued income taxes	54	80
Net cash provided by (used in) operating activities	222	(620)
Cash flows from investing activities:
Acquisition of Calman Technology Limited, net of cash acquired	—	(2,740)
Purchases of property, plant and equipment	(18)	(10)
Net cash (used in) investing activities	(18)	(2,750)
Cash flows from financing activities:
Payment of dividends on preferred stock	(100)	(100)
Net cash (used in) financing activities	(100)	(100)

Effect of exchange rate changes on cash	(41)	69
Net increase (decrease) in cash and cash equivalents	63	(3,401)
Cash and cash equivalents, beginning of period	4,304	10,091
Cash and cash equivalents, end of period	$4,367	$6,690

Supplemental disclosure of cash flow information:
Income taxes paid, net	$6	$19
Interest paid	—	—

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

We serve our world-wide customer base from our corporate headquarters in Irvine, California; our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California; our printed-electronics manufacturing facilities in Shenzhen, China, and Irvine, Scotland; our advanced and proprietary production and product development facility in Silicon Valley, California; our engineering, research and development center in Singapore; our technical sales office in Japan; and our distribution and logistics center in Hong Kong. Our principal executive office is located at 15707 Rockfield Boulevard, Suite 105, Irvine, California 92618 and our telephone number is (805) 484-8855. Our website address is www.interlinkelectronics.com.

March 2024 Common Stock Dividend

On March 1, 2024, the Board of Directors declared a 50% common stock dividend with a record date of March 11, 2024, that was paid on March 22, 2024. Settlement of fractional share interests was made by issuing one full share of common stock in lieu of a fractional share. The stock dividend increased the number of issued and outstanding shares of common stock from 6,573,570 to 9,860,368. Except as otherwise noted, all references to common stock, common stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intra-entity transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed the Securities and Exchange Commission on March 25, 2024.

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

As of March 31, 2024, there were no stock-based compensation awards outstanding.

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

Leases

We account for our leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use and lease liability, we have elected to combine lease and non-lease components. We exclude short-term leases having an initial term of 12 months or less from the new guidance as an accounting policy election and recognize rent expense on a straight-line basis over the lease term.

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

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021, and to a lesser extent in fiscal 2022 and 2023, and so far in fiscal 2024. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

Subsequent Events

We have evaluated subsequent events through May 9, 2024, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	March 31,	December 31,
	2024	2023

Inventories	(in thousands)
Raw materials	$2,049	$1,986
Work-in-process	225	232
Finished goods	296	258
Total inventories	$2,570	$2,476

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2024	2023

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,014	$2,009
Leasehold improvements	406	412
	2,420	2,421
Less: accumulated depreciation	(2,131)	(2,108)
Total property, plant and equipment, net	$289	$313

Depreciation expense totaled $40,000 and $37,000 for the three months ended March 31, 2024 and 2023, respectively.

Intangible assets, net, consisted of the following:

	Weighted
	Average
	Amortization	March 31,	December 31,
	Period	2024	2023

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 years	$932	$935
Developed technology	3.5 years	538	543
Customer relationships	6 years	1,433	1,449
Non-compete agreements	4 years	920	930
Order backlog	0.5 years	22	22
In-process research and development	Indefinite	29	29
		3,874	3,908
Less: accumulated amortization		(1,437)	(1,254)
Total intangible assets, net		$2,437	$2,654

Amortization expense totaled $189,000 and $12,000 for the three months ended March 31, 2024 and 2023, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2024 (remainder of year)	$559
2025	663
2026	539
2027	332
2028	261
Thereafter	83
$2,437

The changes in the carrying amount of goodwill for the periods ended March 31, 2024 and 2023 are as follows:

(in thousands)
Balance as of January 1, 2024	$2,461
Adjustment to goodwill, foreign currency exchange rate changes	(26)
Balance as of March 31, 2024	$2,435

(in thousands)
Balance as of January 1, 2023	$650
Goodwill acquired in acquisition of Calman (before December 2023 adjustment to allocation)	4,052
Adjustment to goodwill, foreign currency exchange rate changes	154
Balance as of March 31, 2023	$4,856

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

Accrued liabilities	(in thousands)
Accrued wages and benefits	$146	$204
Accrued vacation	190	185
Other accrued liabilities	80	103
Total accrued liabilities	$416	$492

Note 3 – Acquisition of Calman Technology Limited

On March 17, 2023, we acquired all of the outstanding shares in Calman Technology Limited (“Calman”), a Scotland-based designer and manufacturer of membrane keypads, graphic overlays and printed electronics, pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Interlink Electronics Limited, and the shareholders of Calman. The Share Purchase Agreement contains customary representations, warranties and covenants, including non-competition covenants on the part of the sellers, who continue to be employed by Calman. Under the terms of the Share Purchase Agreement, the purchase price was GB£4,127,000 (approximately $4,912,000), of which GB£3,627,000 (approximately $4,317,000) was paid at closing and the remaining GB£500,000 (approximately $595,000) was held back against potential claims for breaches of representations and warranties (subject to certain deductibles and caps) and was paid to the sellers in December 2023.The purchase price was subject to adjustment based on the extent, if any, to which Calman’s net working capital at closing was more or less than GB£600,000 (approximately $714,000), which resulted in additional purchase consideration of approximately GB£1,292,000 (approximately $1,538,000).

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, giving effect to the post-closing purchase price adjustment and the revised allocation based on the results of the valuation report (in thousands).

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

The following represents the pro forma consolidated statement of operations as if Calman had been included in our consolidated results for the full quarters ended March 31, 2024 and 2023:

	Pro Forma
	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue	$3,124	$4,039
Net income (loss)	$(741)	$296

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except per share data)
Net loss	$(741)	$(191)
Less: Preferred stock dividends	(100)	(100)
Net loss applicable to common stockholders	$(841)	$(291)

Weighted average common shares outstanding – basic	9,860	9,915
Dilutive potential common shares from convertible preferred stock	—	—
Weighted average common shares outstanding – diluted	9,860	9,915

Earnings (loss) per common share, basic	$(0.09)	$(0.03)
Earnings (loss) per common share, diluted	$(0.09)	$(0.03)

Anti-dilutive shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation	600	600

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive due to the net losses and due to the $8.33 conversion price being higher than the average market price of the common stock.

Note 5 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three months ended March 31,
	2024	2023
Customer A	16%	32%
Customer B	17%	*	%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
United States	$1,445	$2,153
Asia and Middle East	729	826
Europe and other	950	299
Revenue, net	$3,124	$3,278

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2024, two customers accounted for 24% and 19% of total accounts receivable. At December 31, 2023, two customers accounted for 35% and 16% of total accounts receivable. Our allowance for doubtful accounts was $0 at both March 31, 2024 and December 31, 2023.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
United States	$674	$733
Europe	4,565	4,784
Asia	182	217
Total long-lived assets	$5,421	$5,734

Note 6 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Acting Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Three months ended March 31,
	2024		2023
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$2	32	$6	$—

Billed (or accrued) to Qualstar by Interlink	76	—	225	—
Paid by Qualstar to Interlink	(65)	—	(210)	—

Billed (or accrued) to Interlink by Qualstar	—	37	—	25
Paid by Interlink to Qualstar	—	(44)	—	(25)
Balance at March 31,	$13	25	$21	$—

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

	Three months ended March 31,
	2024		2023
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$2	—	$2	$—

Billed (or accrued) to BKF Capital by Interlink	2	—	23	—
Paid by BKF Capital to Interlink	(3)	—	(8)	—

Billed (or accrued) to Interlink by BKF Capital	—	56	—	50
Paid by Interlink to BKF Capital	—	(56)	—	(50)
Balance at March 31,	$1	—	$17	$—

Note 7 – Income Taxes

Income tax expense as a percentage of pre-tax loss was 3.1% for the three months ended March 31, 2024 versus 75.2% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, permanent differences between book income/loss and taxable income/loss, and our ability to utilize prior net operating loss carryovers (“NOLs”). Accordingly, our effective tax rate can vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for each of the three-month periods ended March 31, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of March 31, 2024, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both March 31, 2024 and December 31, 2023, while no valuation allowance on foreign deferred tax assets was necessary at both March 31, 2024 and December 31, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $4.4 million of cash at March 31, 2024, $2.7 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund our U.S. operations.

Note 8 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. Our current leases expire at various dates through fiscal 2025 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. No new right-of-use (“ROU”) assets were capitalized during the three months ended March 31, 2024 or 2023.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2024, we have not recognized any impairment losses for our ROU assets.

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

In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. In March 2024 we extended the term of this lease through May 2025 for the same approximately $4,000 per - month rental fee. Our Irvine, California office is used for executive offices, sales, finance and administration. We previously occupied a different 4,351 square-foot office space in Irvine, California from June 2020 to May 2023 under a sublease agreement for approximately $6,000 per month, plus common area maintenance costs.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2022, we renewed this lease for the period June 1, 2022 through May 31, 2024 for approximately $8,000 per month.

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2023, we renewed this lease for the period March 1, 2023 through February 28, 2024 for approximately $18,000 per month. In March 2024, we entered into a new lease for a 5,183 square - foot facility in Fremont, California for a five - year and three - month period commencing May 1, 2024 (subject to completion of tenant improvements) for $10,625 per month, escalating 3.5% annually, plus a share of common area operating expenses.

We lease an approximately 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends February 2028, with an option for us to terminate the lease in February 2025.

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

As of March 31, 2024, we had current and long-term lease liabilities of $112,000 and $2,000, respectively, and right-of-use assets of $99,000. As of December 31, 2023, we had current and long-term lease liabilities of $126,000 and $33,000, respectively, and right of use assets of $143,000. Future imputed interest as of March 31, 2024 totaled $4,000. The weighted average remaining lease term of our leases as of March 31, 2024 is 0.5 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2024 (remainder of year)	$85
2025	33
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	118
Less: imputed interest	(4)
Present value of lease liabilities	$114

During the three months ended March 31, 2024, we incurred approximately $124,000 in operating lease costs. Operating lease costs of $67,000 are included in cost of revenue, and $57,000 are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2024.

During the three months ended March 31, 2023, we incurred approximately $119,000 in operating lease costs. Operating lease costs of $41,000 are included in cost of revenue, and $78,000 are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2023.

Litigation

We are not party to any legal proceedings as of March 31, 2024. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

We have entered into an employment agreement with Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer. This agreement contains certain severance and change in control obligations. Under the agreement, if Mr. Bronson’s employment is terminated due to his death or disability (as such terms are defined in the agreement), Mr. Bronson or his beneficiaries will be entitled to receive: (i) his base compensation to the end of the monthly pay period immediately following the date of termination; (ii) accrued bonus payments; and (iii) immediate and full vesting of all unvested equity and/or options issued by the Company. If Mr. Bronson’s employment is terminated by him for good reason (as such term is defined in the agreement), or by us without cause, then Mr. Bronson will be entitled to receive: (i) his base compensation to the date of termination; (ii) a severance payment equal to twelve months of his base compensation; (iii) any earned bonus compensation; (iv) employee benefits for twelve months following the date of termination; (v) any vested company match 401(k) or other retirement contribution; and (vi) immediate and full vesting of all unvested equity and/or options issued by the Company.

In the event of a change in control of the Company (as such term is defined in the agreement), Mr. Bronson is entitled to receive: (i) a change in control payment in an amount equal to twelve months of his base compensation, payable as of the date the change in control occurs; and (ii) immediate and full vesting of all unvested equity and/or options issued by the Company.

Guarantees and Indemnities

In the normal course of business, we are occasionally required to undertake indemnification for which we may be required to make future payments under specific circumstances. We review our exposure under such obligations no less than annually, or more frequently as required. The amount of any potential liabilities related to such obligations cannot be accurately determined until a formal claim is filed. Historically, any such amounts that become payable have not had a material negative effect on our business, financial condition or results of operations. We maintain general and product liability insurance which may provide a source of recovery to us in the event of an indemnification claim.

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

We sell our products and solutions globally to a diverse array of customers that include Fortune Global 500 companies with the world’s most recognizable brands, as well as start-ups, design houses, original design and equipment manufacturers, and universities. Our technology has been deployed in the consumer electronics, automotive, industrial automation, medical, defense and environmental monitoring markets. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and Japan allows us to broadly provide sales and engineering support services to our existing and future worldwide customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Silicon Valley, California and Irvine, Scotland. We control 100% of the manufacturing and shipping process, which enables us to respond quickly to customer product demand and design requirements.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024. There have been no changes to our critical accounting policies and estimates described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

	Three months ended March 31
	2024		2023
	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$3,124	100.0%	$3,278	100.0%
Cost of revenue	1,871	59.9%	1,691	51.6%
Gross profit	1,253	40.1%	1,587	48.4%
Operating expenses:
Engineering, research and development	576	18.4%	527	16.1%
Selling, general and administrative	1,428	45.7%	1,233	37.6%
Total operating expenses	2,004	64.1%	1,760	53.7%
Income (loss) from operations	(751)	(24.0)%	(173)	(5.3)%
Other income (expense):
Other income (expense), net	32	1.0%	64	2.0%
Income (loss) before income taxes	(719)	(23.0)%	(109)	(3.3)%
Income tax expense	22	0.7%	82	2.5%
Net income (loss)	$(741)	(23.7)%	$(191)	(5.8)%

Comparison of Three Months Ended March 31, 2024 and 2023

Revenue, net, by the markets we serve is as follows:

	Three months ended March 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Industrial	$677	21.7%	$1,027	31.3%	$(350)	(34.1)%
Medical	1,185	37.9%	1,351	41.2%	(166)	(12.3)%
Consumer	132	4.2%	228	7.0%	(96)	(42.1)%
Standard	1,130	36.2%	672	20.5%	458	68.2%
Revenue, net	$3,124	100.0%	$3,278	100.0%	$(154)	(4.7)%

We sell our custom products into the industrial, medical, and consumer markets. We sell our standard products to customers in many markets through various distribution networks. The ultimate customer for our products may come from different markets which are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life cycles. Industrial, medical, and environmental monitoring products generally have longer design and life cycles than consumer products. We currently have products with life cycles that have exceeded 20 years and are ongoing.

Revenues were down in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 for sales to customers in the industrial, medical, and consumer markets into which we sell our custom products, while revenues for sales of our standard products were up in the first quarter of 2024 compared to the prior year. Fluctuations in our revenue result from variations in the trends and timing of shipments of our products which are impacted by fluctuations in customer demand. In the first quarter of 2024, we experienced lower demand from certain of our larger force-sensor customers in the industrial and medical markets compared to the first quarter of 2023. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods to coincide with our customers’ project and building plans.

	Three months ended March 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,253	40.1%	$1,587	48.4%	$(334)	(21.0)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage were down during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due primarily to changes in product and customer mix and also in part to lower revenues.

	Three months ended March 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$576	18.4%	$527	16.1%	$49	9.3%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended March 31, 2024 were up compared to the three months ended March 31, 2023 due to increased engineering employee and consultation compensation costs and increased intangible asset amortization expense.

	Three months ended March 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,428	45.7%	$1,233	37.6%	$195	15.8%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for the three months ended March 31, 2024 were up compared to the three months ended March 31, 2023 due to increased intangible asset amortization expense due to the Calman acquisition and the inclusion of Calman’s operating costs, partly offset by lower sales and administrative compensation expense on lower headcount and lower professional services expenses.

	Three months ended March 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$32	1.0%	$64	2.0%	$(32)	(50.0)%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended March 31, 2024 was comprised of $18,000 of interest income, and $14,000 of foreign currency transaction gains, while other income (expense) for the three months ended March 31, 2023 was comprised of $67,000 of interest income, and $3,000 of foreign currency transaction losses.

Income tax expense as a percentage of pre-tax loss was 3.1% for the three months ended March 31, 2024 versus 75.2% for the comparable period in the prior year. Our income tax expense is primarily impacted by the mix of domestic and foreign pre-tax earnings, permanent differences between book income/loss and taxable income/loss, and our ability to utilize prior net operating loss carryovers (“NOLs”). Accordingly, our effective tax rate can vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for each of the three-month periods ended March 31, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

Discrete tax events may cause our effective rate to fluctuate on a quarterly basis. Certain events, including, for example, acquisitions and other business changes, which are difficult to predict, may also cause our effective tax rate to fluctuate. We are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Additional changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate and on our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of March 31, 2024, we had cash and cash equivalents of $4.4 million, working capital of $7.2 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $4.4 million of cash, $2.7 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$222	$(620)
Net cash (used in) investing activities	(18)	(2,750)
Net cash (used in) financing activities	(100)	(100)

Net Cash Provided By (Used In) Operating Activities

For the three months ended March 31, 2024, the $222,000 of cash provided by operating activities was attributable to net loss of $741,000, adjusted for non-cash charges of $188,000 and cash provided by changes in operating assets and liabilities of $775,000. For the three months ended March 31, 2023, the $620,000 of cash used in operating activities was attributable to net loss of $191,000, adjusted for non-cash charges of $48,000 and cash used in changes in operating assets and liabilities of $477,000.

Accounts receivable decreased from $2.2 million at December 31, 2023 to $1.8 million at March 31, 2024 due to lower shipments during the first quarter of 2024 compared to the fourth quarter of 2023. Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories increased slightly from $2.5 million at December 31, 2023 to $2.6 million at March 31, 2024. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased slightly from $381,000 at December 31, 2023 to $368,000 at March 31, 2024 due primarily to the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes increased from $1.2 million at December 31, 2023 to $1.7 million at March 31, 2024, primarily due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 consisted of $18,000 of purchases of property, plant, and equipment. Net cash used in investing activities of $2.8 million for the three months ended March 31, 2023 consisted of $2.7 million used to acquire the equity interests of Calman (which is net of $1.6 million of cash acquired), and $10,000 of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $100,000 for the each of the three months ended March 31, 2024 and 2023 consisted of payment of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 25, 2024. There have been no material changes to such risk factors during the three months ended March 31, 2024.

Item 5. Other Information

Insider Trading Arrangements

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.2.1	Certificate of Amendment of Certificate of Designations of Series A preferred Stock	8.K	001-37659	3.1	November 23, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
10.1	Lease, dated February 29, 2024 between Dollinger Fremont Associates and Interlink Electronics, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: May 9, 2024	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)