Form 10-Q
period 2024-06-30
INTERLINK ELECTRONICS INC
filed 2024-08-08
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, the issuer had 9,864,214 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$3,960	$4,304
Accounts receivable, net	1,477	2,167
Inventories	2,555	2,476
Prepaid expenses and other current assets	303	381
Total current assets	8,295	9,328
Property, plant and equipment, net	254	313
Intangible assets, net	2,251	2,654
Goodwill	2,438	2,461
Right-of-use assets	814	143
Deferred tax assets	86	83
Other assets	103	80
Total assets	$14,241	$15,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$360	$464
Accrued liabilities	429	492
Lease liabilities, current	259	126
Accrued income taxes	392	293
Total current liabilities	1,440	1,375

Long-term liabilities
Lease liabilities, long term	592	33
Deferred tax liabilities	540	626
Total long-term liabilities	1,132	659
Total liabilities	2,572	2,034

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both June 30, 2024 and December 31, 2023 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,860 shares issued and outstanding at both June 30, 2024 and December 31, 2023	10	10
Additional paid-in-capital	62,284	62,279
Accumulated other comprehensive income	84	200
Accumulated deficit	(50,711)	(49,463)
Total stockholders’ equity	11,669	13,028
Total liabilities and stockholders’ equity	$14,241	$15,062

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Revenue, net	$2,898	$4,049	$6,022	$7,327
Cost of revenue	1,593	1,988	3,464	3,679
Gross profit	1,305	2,061	2,558	3,648
Operating expenses:
Engineering, research and development	510	650	1,086	1,177
Selling, general and administrative	1,108	1,005	2,536	2,238
Total operating expenses	1,618	1,655	3,622	3,415
Income (loss) from operations	(313)	406	(1,064)	233
Other income (expense), net	16	64	48	128
Income (loss) before income taxes	(297)	470	(1,016)	361
Income tax expense	10	89	32	171
Net income (loss)	$(307)	$381	$(1,048)	$190

Net income (loss) applicable to common stockholders	$(407)	$281	$(1,248)	$(10)
Earnings (loss) per common share – basic and diluted	$(0.04)	$0.03	$(0.13)	$0.00
Weighted average common shares outstanding – basic and diluted	9,860	9,900	9,860	9,915

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$(307)	$381	$(1,048)	$190
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	13	(116)	195
Comprehensive income (loss)	$(316)	$394	$(1,164)	$385

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2024	200	$2	9,860	$10	$62,279	$93	$(50,304)	$12,080
Net loss	—	—	—	—	—	—	(307)	(307)
Stock-based compensation expense	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Balance at June 30, 2024	200	$2	9,860	$10	$62,284	$84	$(50,711)	$11,669

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six months ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028
Net loss	—	—	—	—	—	—	(1,048)	(1,048)
Stock-based compensation expense	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	(116)	—	(116)
Balance at June 30, 2024	200	$2	9,860	$10	$62,284	$84	$(50,711)	$11,669

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three months ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2023	200	$2	9,915	$10	$62,614	$84	$(48,971)	$13,739
Net income	—	—	—	—	—	—	381	381
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Repurchases of common stock	—	—	(29)	—	(177)	—	—	(177)
Balance at June 30, 2023	200	$2	9,886	$10	$62,437	$97	$(48,690)	$13,856

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six months ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2022	200	$2	9,915	$10	$62,614	$(98)	$(48,680)	$13,848
Net income	—	—	—	—	—	—	190	190
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	195	—	195
Repurchases of common stock	—	—	(29)	—	(177)	—	—	(177)
Balance at June 30, 2023	200	$2	9,886	$10	$62,437	$97	$(48,690)	$13,856

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,048)	$190
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	455	189
Stock-based compensation expense	5	—
Adjustment to reconcile operating lease expense to cash paid	21	5
Deferred income taxes	(86)	—
Changes in operating assets and liabilities:
Accounts receivable	684	(273)
Inventories	(102)	(189)
Prepaid expenses and other assets	56	74
Accounts payable	(125)	85
Accrued liabilities	(38)	(198)
Accrued income taxes	102	(128)
Net cash (used in) operating activities	(76)	(245)
Cash flows from investing activities:
Acquisition of Calman Technology Limited, net of cash acquired	—	(4,278)
Purchases of property, plant and equipment	(20)	(32)
Net cash (used in) investing activities	(20)	(4,310)
Cash flows from financing activities:
Payment of dividends on preferred stock	(200)	(200)
Repurchases of common stock	—	(177)
Net cash (used in) financing activities	(200)	(377)

Effect of exchange rate changes on cash	(48)	(53)
Net (decrease) in cash and cash equivalents	(344)	(4,985)
Cash and cash equivalents, beginning of period	4,304	10,091
Cash and cash equivalents, end of period	$3,960	$5,106

Supplemental disclosure of cash flow information:
Income taxes paid, net	$14	$327
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$795	$55

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are included in revenues. Costs incurred for shipping and handling are included in cost of revenues.

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

Stock-Based Compensation

All stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant date (measurement date) fair values. We calculate the compensation cost of full-value awards, such as restricted stock units, based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. We are required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each option award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese renminbi. The functional currency of our United Kingdom subsidiaries is the British pound sterling. The functional currency for our Hong Kong and Singapore subsidiaries is the United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.

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

Subsequent Events

We have evaluated subsequent events through August 8, 2024, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	June 30,	December 31,
	2024	2023

Inventories	(in thousands)
Raw materials	$2,030	$1,986
Work-in-process	217	232
Finished goods	308	258
Total inventories	$2,555	$2,476

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2024	2023

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,852	$2,009
Leasehold improvements	404	412
	2,256	2,421
Less: accumulated depreciation	(2,002)	(2,108)
Total property, plant and equipment, net	$254	$313

Depreciation expense totaled $37,000 and $46,000 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense totaled $77,000 and $83,000 for the six months ended June 30, 2024 and 2023, respectively.

Intangible assets, net, consisted of the following:

	Weighted
	Average
	Amortization	June 30,	December 31,
	Period	2024	2023

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 years	$932	$935
Developed technology	3.5 years	539	543
Customer relationships	6 years	1,435	1,449
Non-compete agreements	4 years	921	930
Order backlog	0.5 years	22	22
In-process research and development	Indefinite	29	29
		3,878	3,908
Less: accumulated amortization		(1,627)	(1,254)
Total intangible assets, net		$2,251	$2,654

Amortization expense totaled $189,000 and $94,000 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense totaled $378,000 and $106,000 for the six months ended June 30, 2024 and 2023, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2024 (remainder of year)	$373
2025	662
2026	540
2027	333
2028	261
Thereafter	82
$2,251

The changes in the carrying amount of goodwill for the periods ended June 30, 2024 and 2023 are as follows:

(in thousands)
Balance as of January 1, 2024	$2,461
Adjustment to goodwill, foreign currency exchange rate changes	(23)
Balance as of June 30, 2024	$2,438

(in thousands)
Balance as of January 1, 2023	$650
Goodwill acquired in acquisition of Calman (before December 2023 adjustment to allocation)	4,052
Adjustment to goodwill, foreign currency exchange rate changes	(157)
Balance as of June 30, 2023	$4,545

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

Accrued liabilities	(in thousands)
Accrued wages and benefits	$158	$204
Accrued vacation	164	185
Other accrued liabilities	107	103
Total accrued liabilities	$429	$492

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

The following represents the pro forma consolidated statement of operations as if Calman had been included in our consolidated results for the full periods ended June 30, 2024 and 2023:

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$2,898	$4,049	$6,022	$8,088
Net income (loss)	$(307)	$381	$(1,048)	$677

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net income (loss)	$(307)	$381	$(1,048)	$190
Less: Preferred stock dividends	(100)	(100)	(200)	(200)
Net income (loss) applicable to common stockholders	(407)	281	(1,248)	(10)

Weighted average common shares outstanding – basic	9,860	9,900	9,860	9,915
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – diluted	9,860	9,900	9,860	9,915

Earnings (loss) per common share, basic	$(0.04)	$0.03	$(0.13)	$0.00
Earnings (loss) per common share, diluted	$(0.04)	$0.03	$(0.13)	$0.00

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their effect would be anti-dilutive	600	600	600	600
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	31	—	31	—

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive due to the net losses and/or due to the $8.33 conversion price being higher than the average market price of the common stock. 31,250 restricted stock units (relating to the same number of shares of common stock) were outstanding for the periods in 2024 but were not included in the computation of diluted earnings (loss) per share for those periods because their effect would be anti-dilutive due to the net losses.

Note 5 – Stockholders’ Equity

Restricted Stock Units

In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 31,250 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. A summary of the status of the Company’s nonvested restricted stock units as of and for the year-to-date period ended June 30, 2024, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2024	—	$—
Granted	31,250	4.35
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2024	31,250	$4.35

As of June 30, 2024, there was approximately $131,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 4.6 years.

Stock Repurchase Transaction

In May 2023, the Company’s Board of Directors approved the Company’s repurchase of 8,250 shares of common stock that were previously issued and sold in a private transaction to an individual in December 2022. The Company repurchased the shares for $50,050 ($6.07 per share), which is the same price at which the Company issued and sold the shares in December 2022.

Stock Repurchase Program

In May 2023, the Company’s Board of Directors approved a Stock Repurchase Program to repurchase up to 100,000 shares of the Company’s common stock. During the three and six months ended June 30, 2024, the Company did not repurchase any shares. During the three months ended June 30, 2023, the Company repurchased 20,854 shares for an aggregate purchase price of approximately $127,000. The Stock Repurchase Program expired in May 2024.

Note 6 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	24%	23%	20%	27%
Customer B	16%	13%	15%	*	%
Customer C	* %	11%	* %	*	%

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
United States	$1,403	$1,947	$2,848	$4,100
Asia and Middle East	478	1,128	1,207	1,954
Europe and other	1,017	974	1,967	1,273
Revenue, net	$2,898	$4,049	$6,022	$7,327

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2024, two customers accounted for 27% and 15% of total accounts receivable. At December 31, 2023, two customers accounted for 35% and 16% of total accounts receivable. Our allowance for doubtful accounts was $0 at both June 30, 2024 and December 31, 2023.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
United States	$1,165	$733
Europe	4,391	4,784
Asia	390	217
Total long-lived assets	$5,946	$5,734

Note 7 – Related Party Transactions

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

	Three months ended June 30,
	2024		2023
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at April 1,	$13	$25	$21	$—

Billed (or accrued) to Qualstar by Interlink	104	—	209	—
Paid by Qualstar to Interlink	(101)	—	(144)	—

Billed (or accrued) to Interlink by Qualstar	—	37	—	31
Paid by Interlink to Qualstar	—	(51)	—	(22)
Balance at June 30,	$16	$11	$86	$9

	Six months ended June 30,
	2024		2023
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$1	$32	$6	$—

Billed (or accrued) to Qualstar by Interlink	180	—	434	—
Paid by Qualstar to Interlink	(165)	—	(354)	—

Billed (or accrued) to Interlink by Qualstar	—	73	—	56
Paid by Interlink to Qualstar	—	(94)	—	(47)
Balance at June 30,	$16	$11	$86	$9

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide certain operational and general and administrative services to the other entity. We entered into a M&A advisory consulting services agreement with Bronson Financial LLC (“BF”), a wholly owned subsidiary of BKF Capital, pursuant to which BF provides M&A advisory consulting services to us. This agreement was terminated in April 2024. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Three months ended June 30,
	2024		2023
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at April 1,	$1	$—	$17	$—

Billed (or accrued) to BKF Capital by Interlink	2	—	10	—
Paid by BKF Capital to Interlink	(2)	—	(22)	—

Billed (or accrued) to Interlink by BKF Capital	—	19	—	30
Paid by Interlink to BKF Capital	—	(19)	—	(30)
Balance at June 30,	$1	$—	$5	$—

	Six months ended June 30,
	2024		2023
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$2	$—	$2	$—

Billed (or accrued) to BKF Capital by Interlink	4	—	33	—
Paid by BKF Capital to Interlink	(5)	—	(30)	—

Billed (or accrued) to Interlink by BKF Capital	—	75	—	80
Paid by Interlink to BKF Capital	—	(75)	—	(80)
Balance at June 30,	$1	$—	$5	$—

Note 8 – Income Taxes

Income tax expense as a percentage of pre-tax income/loss was 3.4% for the three months ended June 30, 2024 versus 18.9% for the same quarter in the prior year, and was 3.1% for the six months ended June 30, 2024 versus 47.4% for the first half of the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryovers (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for each of the three- and six-month periods ended June 30, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of June 30, 2024, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both June 30, 2024 and December 31, 2023, while no valuation allowance on foreign deferred tax assets was necessary at both June 30, 2024 and December 31, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $4.0 million of cash at June 30, 2024, $2.3 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

Note 9 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. Our current leases expire at various dates through fiscal 2029 and frequently include renewal provisions for varying periods of time, provisions for taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the six months ended June 30, 2024 was 9.5%. No new ROU assets were capitalized during the six months ended June 30, 2023.

ROU assets for operating leases are periodically reduced by impairment losses. As of June 30, 2024, we have not recognized any impairment losses for our ROU assets.

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

In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. In March 2024 we extended the term of this lease through May 2025 for the same approximately $4,000 per - month rental fee. Our Irvine, California office is used for executive offices, sales, finance and administration. We previously occupied a 4,351 square-foot office space in Irvine, California from June 2020 to May 2023 under a sublease agreement for approximately $6,000 per month, plus common area maintenance costs.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2024, we renewed this lease for the period June 2024 through May 2026 for approximately $8,000 per month. In May 2024, we also leased an additional

7,287 square-foot manufacturing facility in Shenzhen, China for the same June 2024 through May 2026 period for approximately $3,000 per month.

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2024, we renewed this lease for the period March 2024 through February 2025 for approximately $19,000 per month. In March 2024, we entered into a new lease for a 5,183 square-foot facility in Fremont, California for a five - year and three - month period commencing May 1, 2024 for $10,625 per month, escalating 3.5% annually, plus a share of common area operating expenses.

We lease an approximately 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends February 2028, with an option for us to terminate the lease in February 2025.

We lease a 275 square-foot engineering and administrative office in Singapore for approximately $1,000 per month. This lease term ends June 2025.

We lease a 3,000 square-foot logistics and distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2025.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1,000 per month. This lease term ends November 2024.

As of June 30, 2024, we had current and long-term lease liabilities of $259,000 and $592,000, respectively, and right-of-use assets of $814,000. As of December 31, 2023, we had current and long-term lease liabilities of $126,000 and $33,000, respectively, and right of use assets of $143,000. Future imputed interest as of June 30, 2024 totaled $177,000. The weighted average remaining lease term of our leases as of June 30, 2024 is 1.9 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2024 (remainder of year)	$165
2025	298
2026	191
2027	138
2028	148
Thereafter	88
Total undiscounted future non-cancelable minimum lease payments	1,028
Less: imputed interest	(177)
Present value of lease liabilities	$851

During the three months ended June 30, 2024, we incurred approximately $156,000 in operating lease costs, of which $86,000 are included in cost of revenue and $71,000 are included in operating expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2024, we incurred approximately $280,000 in operating lease costs, of which $155,000 are included in cost of revenue and $125,000 are included in operating expenses in our condensed consolidated statements of operations.

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

Litigation

We are not party to any legal proceedings as of June 30, 2024. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Overview

Interlink Electronics, Inc. is a global sensor and printed electronics company operating in two principal sensor technology divisions: force/touch sensors, and gas and environmental sensors. Our force/touch sensors, including our Force-Sensing Resistor (“FSR®”) technology and related technologies, and our membrane keypads, graphic overlays and printed electronics are used extensively in Human-Machine Interface (“HMI”) devices, while our gas and environmental sensors and instruments are used in environmental and air quality monitoring across a broad range of applications. We design, develop, manufacture and sell a range of technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions.

On March 1, 2024, the Board of Directors declared a 50% common stock dividend that was paid on March 22, 2024. For all years presented, all share and per share data have been retroactively adjusted for the effect of the 50% common stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Our principal products are:

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including consumer electronics, automotive, industrial and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Additionally, through the Calman acquisition in March 2023, which brought us over 25 years of HMI design and manufacturing expertise as a leading provider of specialized printed electronics, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems.

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

We sell our products and solutions globally to a diverse array of customers that includes Fortune Global 500 companies with the world’s most recognizable brands, as well as start-ups, design houses, original design and equipment manufacturers, and universities. Our technology has been deployed in the consumer electronics, automotive, industrial automation, medical, defense and environmental monitoring markets. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and

Japan allows us to broadly provide sales and engineering support services to our existing and future worldwide customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Silicon Valley, California and Irvine, Scotland. We control 100% of the manufacturing and shipping process, which enables us to respond quickly to customer product demand and design requirements.

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we continue to provide the market with leading-edge solutions that are seamless to deploy and perform flawlessly. Having previously built an R&D organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces, in 2020 we relocated a majority of our R&D and product development efforts to Camarillo, California, where we have established a Global Product Development and Materials Science Center. Combined with the advanced and proprietary facilities in Silicon Valley and Scotland that were acquired in connection with the acquisitions of SPEC and KWJ and Calman, we believe this will allow us to grow our business and be more closely aligned with current and future top-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$2,898	100.0%	$4,049	100.0%	$6,022	100.0%	$7,327	100.0%
Cost of revenue	1,593	55.0%	1,988	49.1%	3,464	57.5%	3,679	50.2%
Gross profit	1,305	45.0%	2,061	50.9%	2,558	42.5%	3,648	49.8%
Operating expenses:
Engineering, research and development	510	17.6%	650	16.1%	1,086	18.0%	1,177	16.1%
Selling, general and administrative	1,108	38.2%	1,005	24.8%	2,536	42.1%	2,238	30.5%
Total operating expenses	1,618	55.8%	1,655	40.9%	3,622	60.1%	3,415	46.6%
Income (loss) from operations	(313)	(10.8)%	406	10.0%	(1,064)	(17.7)%	233	3.2%
Other income (expense), net	16	0.6%	64	1.6%	48	0.8%	128	1.7%
Income (loss) before income taxes	(297)	(10.2)%	470	11.6%	(1,016)	(16.9)%	361	4.9%
Income tax expense	10	0.3%	89	2.2%	32	0.5%	171	2.3%
Net income (loss)	$(307)	(10.6)%	$381	9.4%	$(1,048)	(17.4)%	$190	2.6%

Comparison of Three Months Ended June 30, 2024 and 2023

Revenue, net, by the markets we serve is as follows:

	Three months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$1,283	44.3%	$1,690	41.7%	$(407)	(24.1)%
Industrial	510	17.6%	1,227	30.3%	(717)	(58.4)%
Consumer	6	0.2%	66	1.6%	(60)	(90.9)%
Standard	1,099	37.9%	1,066	26.3%	33	3.1%
Revenue, net	$2,898	100.0%	$4,049	100.0%	$(1,151)	(28.4)%

We sell our custom products into the medical, industrial, and consumer markets. We sell our standard products to customers in many markets through various distribution networks. The ultimate customer for our products may come from different markets that are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life cycles. Medical, industrial, and environmental monitoring products generally have longer design and life cycles than consumer products. We currently have products with life cycles that have exceeded 20 years and are ongoing.

Revenues were down in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 for sales to customers in the medical, industrial, and consumer markets into which we sell our custom products, while revenues for sales of our standard products were up marginally in the second quarter of 2024 compared to the prior year. Fluctuations in our revenue result from variations in the trends and timing of shipments of our products which are impacted by fluctuations in customer demand. In the second quarter of 2024, we experienced lower demand from certain of our larger force-sensor customers in the medical, industrial, and consumer markets compared to the second quarter of 2023. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods to coincide with our customers’ project and building plans.

	Three months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,305	45.0%	$2,061	50.9%	$(756)	(36.7)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage were down during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to lower revenues and also in part to changes in product and customer mix.

	Three months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$510	17.6%	$650	16.1%	$(140)	(21.5)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended June 30, 2024 were down compared to the three months ended June 30, 2023 due to decreased engineering employee and consultant compensation costs, offset in part by increased intangible asset amortization expense.

	Three months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,108	38.2%	$1,005	24.8%	$103	10.2%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative costs for the three months ended June 30, 2024 were up compared to the three months ended June 30, 2023 due to increased intangible asset amortization expense due to the Calman acquisition, partly offset by lower sales and administrative compensation expense on lower headcount and lower professional services expenses.

	Three months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$16	0.6%	$64	1.6%	$(48)	(75.0)%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended June 30, 2024 was comprised of $14,000 of interest income, and $2,000 of foreign currency transaction gains, while other income (expense), net for the three months ended June 30, 2023 was comprised of $31,000 of interest income, and $33,000 of foreign currency transaction gains.

Income tax expense as a percentage of pre-tax income/loss was 3.4% for the three months ended June 30, 2024 versus 18.9% for the comparable period in the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryovers (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for both of the three-month periods ended June 30, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

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

Comparison of Six Months Ended June 30, 2024 and 2023

Revenue, net, by the markets we serve is as follows:

	Six months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$2,463	40.9%	$3,040	41.5%	$(577)	(19.0)%
Industrial	1,187	19.7%	2,185	29.8%	(998)	(45.7)%
Consumer	138	2.3%	294	4.0%	(156)	(53.1)%
Standard	2,234	37.1%	1,808	24.7%	426	23.6%
Revenue, net	$6,022	100.0%	$7,327	100.0%	$(1,305)	(17.8)%

Revenues were down in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 for sales to customers in the medical, industrial, and consumer markets into which we sell our custom products, while revenues for sales of our standard products were up in the 2024 period compared to the prior year. Fluctuations in our revenue result from variations in the trends and timing of shipments of our products which are impacted by fluctuations in customer demand. In the first half of 2024, we experienced lower demand from certain of our larger force-sensor customers in the medical, industrial, and consumer markets compared to the first half of 2023. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods to coincide with our customers’ project and building plans.

	Six months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$2,558	42.5%	$3,648	49.8%	$(1,090)	(29.9)%

Gross profit and gross margin percentage were down during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due primarily to lower revenues and also in part to changes in product and customer mix.

	Six months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,086	18.0%	$1,177	16.1%	$(91)	(7.7)%

Engineering and R&D costs for the six months ended June 30, 2024 were down compared to the six months ended June 30, 2023 due to decreased engineering employee and consultant compensation costs, offset in part by increased intangible asset amortization expense.

	Six months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,536	42.1%	$2,238	30.5%	$298	13.3%

Selling, general and administrative costs for the six months ended June 30, 2024 were up compared to the six months ended June 30, 2023 due to increased intangible asset amortization expense due to the Calman acquisition, partly offset by lower sales and administrative compensation expense on lower headcount and lower professional services expenses.

	Six months ended June 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$48	0.8%	$128	1.7%	$(80)	(62.5)%

Other income (expense) for the six months ended June 30, 2024 was comprised of $32,000 of interest income, and $16,000 of foreign currency transaction gains, while other income (expense) for the six months ended June 30, 2023 was comprised of $98,000 of interest income, and $30,000 of foreign currency transaction gains.

Income tax expense as a percentage of pre-tax income/loss was 3.1% for the six months ended June 30, 2024 versus 47.4% for the comparable period in the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryovers (“NOLs”). The effective tax rates for both of the six-month periods ended June 30, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of June 30, 2024, we had cash and cash equivalents of $4.0 million, working capital of $6.9 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $4.0 million of cash, $2.3 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash (used in) operating activities	$(76)	$(245)
Net cash (used in) investing activities	(20)	(4,310)
Net cash (used in) financing activities	(200)	(377)

Net Cash (Used In) Operating Activities

For the six months ended June 30, 2024, the $76,000 of cash used in operating activities was attributable to net loss of $1,048,000, adjusted for non-cash charges of $395,000 and cash provided by changes in operating assets and liabilities of $577,000. For the six months ended June 30, 2023, the $245,000 of cash used in operating activities was attributable to net income of $190,000, adjusted for non-cash charges of $194,000 and offset by cash used in changes in operating assets and liabilities of $629,000

Accounts receivable decreased from $2.2 million at December 31, 2023 to $1.5 million at June 30, 2024 due to lower shipments during the second quarter of 2024 compared to the fourth quarter of 2023. Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories increased slightly from $2.5 million at December 31, 2023 to $2.6 million at June 30, 2024. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased from $381,000 at December 31, 2023 to $303,000 at June 30, 2024 due primarily to the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes were unchanged from December 31, 2023 to June 30, 2024 at $1.2 million; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $20,000 of purchases of property, plant, and equipment. Net cash used in investing activities of $4.3 million for the six months ended June 30, 2023 consisted of $4.3 million used to acquire the equity interests of Calman (which is net of $1.6 million of cash acquired), and $32,000 of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $200,000 for the six months ended June 30, 2024 consisted of payment of dividends on our Preferred Stock. Net cash used in financing activities of $377,000 for the six months ended June 30, 2023 consisted of $177,000 used for repurchases of 29,104 shares of common stock and $200,000 used for payments of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 25, 2024. There have been no material changes to such risk factors during the six months ended June 30, 2024.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: August 8, 2024	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)