Form 10-Q
period 2024-09-30
INTERLINK ELECTRONICS INC
filed 2024-11-07
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, the issuer had 9,864,214 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$3,810	$4,304
Accounts receivable, net	1,174	2,167
Inventories	2,494	2,476
Prepaid expenses and other current assets	243	381
Total current assets	7,721	9,328
Property, plant and equipment, net	314	313
Intangible assets, net	2,175	2,654
Goodwill	2,565	2,461
Right-of-use assets	1,155	143
Deferred tax assets	87	83
Other assets	104	80
Total assets	$14,121	$15,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$367	$464
Accrued liabilities	436	492
Lease liabilities, current	351	126
Accrued income taxes	100	293
Total current liabilities	1,254	1,375

Long-term liabilities
Lease liabilities, long term	870	33
Deferred tax liabilities	531	626
Total long-term liabilities	1,401	659
Total liabilities	2,655	2,034

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both September 30, 2024 and December 31, 2023 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,864 shares issued and outstanding at September 30, 2024; 9,860 shares issued and outstanding at December 31, 2023	10	10
Additional paid-in-capital	62,306	62,279
Accumulated other comprehensive income	482	200
Accumulated deficit	(51,334)	(49,463)
Total stockholders’ equity	11,466	13,028
Total liabilities and stockholders’ equity	$14,121	$15,062

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Revenue, net	$2,671	$3,075	$8,693	$10,402
Cost of revenue	1,566	1,616	5,030	5,295
Gross profit	1,105	1,459	3,663	5,107
Operating expenses:
Engineering, research and development	486	588	1,572	1,765
Selling, general and administrative	1,095	963	3,631	3,201
Total operating expenses	1,581	1,551	5,203	4,966
Income (loss) from operations	(476)	(92)	(1,540)	141
Other income (expense), net	(19)	26	29	154
Income (loss) before income taxes	(495)	(66)	(1,511)	295
Income tax expense	28	59	60	230
Net income (loss)	$(523)	$(125)	$(1,571)	$65

Net (loss) applicable to common stockholders	$(623)	$(225)	$(1,871)	$(235)
Earnings (loss) per common share – basic and diluted	$(0.06)	$(0.02)	$(0.19)	$(0.02)
Weighted average common shares outstanding – basic and diluted	9,862	9,873	9,861	9,896

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$(523)	$(125)	$(1,571)	$65
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	398	(194)	282	1
Comprehensive income (loss)	$(125)	$(319)	$(1,289)	$66

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2024	200	$2	9,860	$10	$62,284	$84	$(50,711)	$11,669
Net (loss)	—	—	—	—	—	—	(523)	(523)
Stock-based compensation expense	—	—	4	—	22	—	—	22
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	398	—	398
Balance at September 30, 2024	200	$2	9,864	$10	$62,306	$482	$(51,334)	$11,466

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028
Net (loss)	—	—	—	—	—	—	(1,571)	(1,571)
Stock-based compensation expense	—	—	4	—	27	—	—	27
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	282	—	282
Balance at September 30, 2024	200	$2	9,864	$10	$62,306	$482	$(51,334)	$11,466

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2023	200	$2	9,886	$10	$62,437	$97	$(48,690)	$13,856
Net (loss)	—	—	—	—	—	—	(125)	(125)
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	(194)
Stock-based compensation expense	—	—	1	—	15	—	—	15
Repurchases of common stock	—	—	(27)	—	(173)	—	—	(173)
Balance at September 30, 2023	200	$2	9,860	$10	$62,279	$(97)	$(48,915)	$13,279

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2022	200	$2	9,915	$10	$62,614	$(98)	$(48,680)	$13,848
Net income	—	—	—	—	—	—	65	65
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	1	—	15	—	—	15
Repurchases of common stock	—	—	(56)	—	(350)	—	—	(350)
Balance at September 30, 2023	200	$2	9,860	$10	$62,279	$(97)	$(48,915)	$13,279

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,571)	$65
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	686	266
Stock-based compensation expense	27	15
Adjustment to reconcile operating lease expense to cash paid	48	11
Deferred income taxes	(123)	—
Changes in operating assets and liabilities:
Accounts receivable	1,013	229
Inventories	19	(158)
Prepaid expenses and other assets	115	103
Accounts payable	(99)	(72)
Accrued liabilities	(61)	(231)
Accrued income taxes	(198)	(73)
Net cash provided by (used in) operating activities	(144)	155
Cash flows from investing activities:
Acquisition of Calman Technology Limited, net of cash acquired	—	(4,278)
Purchases of property, plant and equipment	(107)	(44)
Net cash (used in) investing activities	(107)	(4,322)
Cash flows from financing activities:
Payment of dividends on preferred stock	(300)	(300)
Repurchases of common stock	—	(350)
Net cash (used in) financing activities	(300)	(650)

Effect of exchange rate changes on cash	57	(67)
Net (decrease) in cash and cash equivalents	(494)	(4,884)
Cash and cash equivalents, beginning of period	4,304	10,091
Cash and cash equivalents, end of period	$3,810	$5,207

Supplemental disclosure of cash flow information:
Income taxes paid, net	$367	$331
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$1,186	$55

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for credit losses, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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

A portion of our product sales is made through distributors under agreements allowing for right of return. Our past history with these sell-through right of return provisions allows us to reasonably estimate the amount of inventory that could be returned pursuant to these agreements, and revenue is recognized accordingly.

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

Comprehensive Income/Loss

Comprehensive income/loss includes all components of comprehensive income/loss, including net income/loss and any changes in equity during the period from transactions and other events and circumstances generated by non-owner sources.

Segment Reporting

We operate in one reportable segment: the manufacture and sale of force/touch sensors and gas sensors.

Earnings Per Share

Basic earnings per share is computed by dividing net income/loss applicable to common stockholders (i.e., net income/loss adjusted for preferred stock dividends declared or accumulated) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income/loss applicable to common stockholders by the weighted average number of diluted common shares, which includes common stock equivalents from, if applicable, and if dilutive, unexercised stock options, unvested restricted stock units, and shares issuable upon conversion of convertible preferred stock. Unexercised stock options and unvested restricted stock units are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. Convertible preferred stock is considered to be common stock equivalents if, using the if-converted method, they are determined to be dilutive.

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

Subsequent Events

We have evaluated subsequent events through November 7, 2024, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	September 30,	December 31,
	2024	2023

Inventories	(in thousands)
Raw materials	$1,923	$1,986
Work-in-process	262	232
Finished goods	309	258
Total inventories	$2,494	$2,476

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2024	2023

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,694	$2,009
Leasehold improvements	451	412
	3,145	2,421
Less: accumulated depreciation	(2,831)	(2,108)
Total property, plant and equipment, net	$314	$313

Depreciation expense totaled $36,000 and $42,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense totaled $112,000 and $125,000 for the nine months ended September 30, 2024 and 2023, respectively.

Intangible assets, net, consisted of the following:

	Weighted
	Average
	Amortization	September 30,	December 31,
	Period	2024	2023

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 years	$945	$935
Developed technology	3.5 years	562	543
Customer relationships	6 years	1,512	1,449
Non-compete agreements	4 years	973	930
Order backlog	0.5 years	22	22
In-process research and development	Indefinite	29	29
		4,043	3,908
Less: accumulated amortization		(1,868)	(1,254)
Total intangible assets, net		$2,175	$2,654

Amortization expense totaled $189,000 and $36,000 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense totaled $571,000 and $142,000 for the nine months ended September 30, 2024 and 2023, respectively. Future amortization expense on existing intangible assets is as follows:

Years ending December 31,	(in thousands)
2024 (remainder of year)	$189
2025	704
2026	570
2027	351
2028	276
Thereafter	87
$2,175

The changes in the carrying amount of goodwill for the periods ended September 30, 2024 and 2023 are as follows:

(in thousands)
Balance as of January 1, 2024	$2,461
Adjustment to goodwill, foreign currency exchange rate changes	104
Balance as of September 30, 2024	$2,565

(in thousands)
Balance as of January 1, 2023	$650
Goodwill acquired in acquisition of Calman (before December 2023 adjustment to allocation)	4,052
Adjustment to goodwill, acquisition price allocation of SPEC/KWJ	(404)
Adjustment to goodwill, foreign currency exchange rate changes	94
Balance as of September 30, 2023	$4,392

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Accrued liabilities	(in thousands)
Accrued wages and benefits	$168	$204
Accrued vacation	151	185
Other accrued liabilities	117	103
Total accrued liabilities	$436	$492

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

The following represents pro forma consolidated statement of operations information as if Calman had been included in our consolidated results for the full periods ended September 30, 2024 and 2023:

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenue	$2,671	$3,075	$8,693	$11,163
Net income (loss)	$(523)	$(125)	$(1,571)	$552

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income/loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income/loss by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any dilutive securities.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net income (loss)	$(523)	$(125)	$(1,571)	$65
Less: Preferred stock dividends	(100)	(100)	(300)	(300)
Net (loss) applicable to common stockholders	(623)	(225)	(1,871)	(235)

Weighted average common shares outstanding – basic	9,862	9,873	9,861	9,896
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – diluted	9,862	9,873	9,861	9,896

Earnings (loss) per common share, basic	$(0.06)	$(0.02)	$(0.19)	$(0.02)
Earnings (loss) per common share, diluted	$(0.06)	$(0.02)	$(0.19)	$(0.02)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	600	600	600	600
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	31	—	31	—

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would be anti-dilutive due to the net losses and/or due to the $8.33 conversion price being higher than the average market price of the common stock. 31,250 restricted stock units (relating to the same number of shares of common stock) were outstanding for the periods in 2024 but were not included in the computation of diluted earnings (loss) per share for those periods because their effect would be anti-dilutive due to the net losses.

Note 5 – Stockholders’ Equity

Restricted Stock Units

In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 31,250 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. A summary of the status of the Company’s nonvested restricted stock units as of and for the year-to-date period ended September 30, 2024, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2024	—	$—
Granted	31,250	4.35
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2024	31,250	$4.35

As of September 30, 2024, there was approximately $124,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 4.3 years.

Stock Repurchase Transaction

In May 2023, the Company’s Board of Directors approved the Company’s repurchase of 8,250 shares of common stock that were previously issued and sold in a private transaction to an individual in December 2022. The Company repurchased the shares for $50,050 ($6.07 per share), which is the same price at which the Company issued and sold the shares in December 2022.

Stock Repurchase Program

In May 2023, the Company’s Board of Directors approved a Stock Repurchase Program to repurchase up to 100,000 shares of the Company’s common stock. During the three and nine months ended September 30, 2024, the Company did not repurchase any shares. During the three and nine months ended September 30, 2023, the Company repurchased 27,326 shares and 48,180 shares, respectively, for an aggregate purchase prices of approximately $173,000 and $300,000, respectively. The Stock Repurchase Program expired in May 2024.

Note 6 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Net revenues from customers equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024	2023
Customer A	*	%	11%	14%	22%
Customer B	10%		19%	13%	11%
Customer C	*	%	11%	* %	* %

*    Less than 10% of total net revenues

Net revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
United States	$1,056	$1,257	$3,904	$5,357
Asia and Middle East	775	816	1,982	2,770
Europe and other	840	1,002	2,807	2,275
Revenue, net	$2,671	$3,075	$8,693	$10,402

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2024, two customers accounted for 17% and 13% of total accounts receivable. At December 31, 2023, two customers accounted for 35% and 16% of total accounts receivable. Our allowance for credit losses was $0 at both September 30, 2024 and December 31, 2023.

Our long-lived assets were geographically located as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
United States	$1,401	$733
Europe	4,610	4,784
Asia	389	217
Total long-lived assets	$6,400	$5,734

Note 7 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Acting Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use a portion of our Irvine, California and Bellevue Washington office facilities, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Three months ended September 30,
	2024		2023
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at July 1,	$16	$11	$86	$9
Billed (or accrued) to Qualstar by Interlink	142	—	196	—
Paid by Qualstar to Interlink	(132)	—	(255)	—
Billed (or accrued) to Interlink by Qualstar	—	45	—	31
Paid by Interlink to Qualstar	—	(27)	—	(28)
Balance at September 30,	$26	$29	$27	$12

	Nine months ended September 30,
	2024		2023
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$1	$32	$6	$—
Billed (or accrued) to Qualstar by Interlink	322	—	630	—
Paid by Qualstar to Interlink	(297)	—	(609)	—
Billed (or accrued) to Interlink by Qualstar	—	118	—	87
Paid by Interlink to Qualstar	—	(121)	—	(75)
Balance at September 30,	$26	$29	$27	$12

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our Irvine, California office facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have consulting agreements with BKF Capital for certain of our respective employees and/or independent contractors that provide certain operational and general and administrative services to the other entity. In 2021, we entered into a M&A advisory consulting services agreement with Bronson Financial LLC (“BF”), a wholly owned subsidiary of BKF Capital, pursuant to which BF provided M&A advisory consulting services to us. This agreement was terminated in April 2024. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Three months ended September 30,
	2024		2023
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at July 1,	$1	$—	$5	$—
Billed (or accrued) to BKF Capital by Interlink	1	—	8	—
Paid by BKF Capital to Interlink	(2)	—	(10)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	56
Paid by Interlink to BKF Capital	—	—	—	(56)
Balance at September 30,	$—	$—	$3	$—

	Nine months ended September 30,
	2024		2023
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$2	$—	$2	$—
Billed (or accrued) to BKF Capital by Interlink	6	—	41	—
Paid by BKF Capital to Interlink	(8)	—	(40)	—
Billed (or accrued) to Interlink by BKF Capital	—	75	—	136
Paid by Interlink to BKF Capital	—	(75)	—	(136)
Balance at September 30,	$—	$—	$3	$—

Note 8 – Income Taxes

Income tax expense as a percentage of pre-tax income/loss was 5.7% for the three months ended September 30, 2024 versus 89.4% for the same quarter in the prior year, and was 4.0% for the nine months ended September 30, 2024 versus 78.0% for the nine months ended September 30, 2023. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryovers (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for each of the three- and nine-month periods ended September 30, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

We experienced an ownership change under IRC Section 382 in 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of September 30, 2024, all of the remaining federal and state NOLs are subject to annual limitations due to the 2010 ownership change.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both September 30, 2024 and December 31, 2023, while no valuation allowance on foreign deferred tax assets was necessary at both September 30, 2024 and December 31, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $3.8 million of cash at September 30, 2024, $2.5 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the nine months ended September 30, 2024 was 9.5%, and during the nine months ended September 30, 2023 was 5.5%.

ROU assets for operating leases are periodically reduced by impairment losses. As of September 30, 2024, we have not recognized any impairment losses for our ROU assets.

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

In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. In March 2024 we extended the term of this lease through May 2025 for the same approximately $4,000 per-month rental fee. Our Irvine, California office is used for executive offices, sales, finance and administration. We previously occupied a 4,351 square-foot office space in Irvine, California from June 2020 to May 2023 under a sublease agreement for approximately $6,000 per month, plus common area maintenance costs.

In April 2024, we entered into a lease agreement to lease 2,480 square feet of office space in Bellevue, Washington for approximately $9,000 per month for a term commencing July 2024 and ending October 2027. Our Bellevue, Washington office is used for executive offices, sales and administration.

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

We lease an approximately 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends February 2028.

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

As of September 30, 2024, we had current and long-term lease liabilities of $351,000 and $870,000, respectively, and right-of-use assets of $1,155,000. As of December 31, 2023, we had current and long-term lease liabilities of $126,000 and $33,000, respectively, and right of use assets of $143,000. Future imputed interest as of September 30, 2024 totaled $227,000. The weighted average remaining lease term of our leases as of September 30, 2024 is 2.4 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2024 (remainder of year)	$115
2025	443
2026	358
2027	286
2028	158
Thereafter	88
Total undiscounted future non-cancelable minimum lease payments	1,448
Less: imputed interest	(227)
Present value of lease liabilities	$1,221

During the three months ended September 30, 2024, we incurred approximately $186,000 in operating lease costs, of which $91,000 are included in cost of revenue and $95,000 are included in operating expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2024, we incurred approximately $466,000 in operating lease costs, of which $241,000 are included in cost of revenue and $225,000 are included in operating expenses in our condensed consolidated statements of operations.

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

Litigation

We are not party to any legal proceedings as of September 30, 2024. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we continue to provide the market with leading-edge solutions that are seamless to deploy and perform flawlessly. Having previously built an R&D organization in Singapore to develop new product offerings to meet the market’s growing demand for touch technology and smart surfaces, in 2020 we relocated a majority of our R&D and product development efforts to Camarillo, California, where we have established a Global Product Development and Materials Science Center. Combined with the advanced and proprietary facilities in Silicon Valley and Scotland that were acquired in connection with the acquisitions of SPEC/KWJ and Calman, we believe this will allow us to grow our business and be more closely aligned with current and future top-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue, net	$2,671	100.0%	$3,075	100.0%	$8,693	100.0%	$10,402	100.0%
Cost of revenue	1,566	58.6%	1,616	52.6%	5,030	57.9%	5,295	50.9%
Gross profit	1,105	41.4%	1,459	47.4%	3,663	42.1%	5,107	49.1%
Operating expenses:
Engineering, research and development	486	18.2%	588	19.1%	1,572	18.1%	1,765	17.0%
Selling, general and administrative	1,095	41.0%	963	31.3%	3,631	41.8%	3,201	30.8%
Total operating expenses	1,581	59.2%	1,551	50.4%	5,203	59.9%	4,966	47.7%
Income (loss) from operations	(476)	(17.8)%	(92)	(3.0)%	(1,540)	(17.7)%	141	1.4%
Other income (expense), net	(19)	(0.7)%	26	0.8%	29	0.3%	154	1.5%
Income (loss) before income taxes	(495)	(18.5)%	(66)	(2.1)%	(1,511)	(17.4)%	295	2.8%
Income tax expense	28	1.0%	59	1.9%	60	0.7%	230	2.2%
Net income (loss)	$(523)	(19.6)%	$(125)	(4.1)%	$(1,571)	(18.1)%	$65	0.6%

Comparison of Three Months Ended September 30, 2024 and 2023

Revenue, net, by the markets we serve is as follows:

	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$572	21.4%	$831	27.0%	$(259)	(31.2)%
Industrial	833	31.2%	988	32.1%	(155)	(15.7)%
Consumer	80	3.0%	56	1.8%	24	42.9%
Standard	1,186	44.4%	1,200	39.0%	(14)	(1.2)%
Revenue, net	$2,671	100.0%	$3,075	100.0%	$(404)	(13.1)%

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

Revenues were down in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 for sales to customers in the medical and industrial markets into which we sell our custom products, and also for our standard products, while revenues for sales of our custom products to customers in the consumer market were up marginally. Fluctuations in our revenue result from variations in the trends and timing of shipments of our products which are impacted by fluctuations in customer demand. In the third quarter of 2024, we experienced lower demand from certain of our larger force-sensor customers in the medical and industrial markets compared to the third quarter of 2023, and we also experienced delays in fulfilment of orders from one of our larger customers of our membrane printed electronics products made in our Calman subsidiary. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods to coincide with our customers’ project and building plans.

	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,105	41.4%	$1,459	47.4%	$(354)	(24.3)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage were down during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due primarily to lower revenues and also in part to changes in product and customer mix.

	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$486	18.2%	$588	19.1%	$(102)	(17.3)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, and on custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended September 30, 2024 were down compared to the three months ended September 30, 2023 due to decreased engineering employee and consultant compensation costs.

	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,095	41.0%	$963	31.3%	$132	13.7%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses, communication expenses, and intangible asset amortization expense. Selling, general and administrative costs for the three months ended September 30, 2024 were up compared to the three months ended September 30, 2023 attributable to increased intangible asset amortization expense due to the Calman acquisition, partly offset by lower sales and administrative compensation expense on lower headcount and lower professional services expenses.

	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$(19)	(0.7)%	$26	0.8%	$(45)	(173.1)%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended September 30, 2024 was comprised of $14,000 of interest income, offset by $33,000 of foreign currency transaction losses, while other income (expense) for the three months ended September 30, 2023 was comprised of $31,000 of interest income, offset by $5,000 of foreign currency transaction losses.

Income tax expense as a percentage of pre-tax income/loss was 5.7% for the three months ended September 30, 2024 versus 89.4% for the comparable period in the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryovers (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for both of the three-month periods ended September 30, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

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

Comparison of Nine Months Ended September 30, 2024 and 2023

Revenue, net, by the markets we serve is as follows:

	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$3,035	34.9%	$3,871	37.2%	$(836)	(21.6)%
Industrial	2,019	23.2%	3,173	30.5%	(1,154)	(36.4)%
Consumer	217	2.5%	350	3.4%	(133)	(38.0)%
Standard	3,422	39.4%	3,008	28.9%	414	13.8%
Revenue, net	$8,693	100.0%	$10,402	100.0%	$(1,709)	(16.4)%

Revenues were down in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 for sales to customers in the medical, industrial, and consumer markets into which we sell our custom products, while revenues for sales of our standard products were up in the 2024 period compared to the prior year. Fluctuations in our revenue result from variations in the trends and timing of shipments of our products which are impacted by fluctuations in customer demand. During the first nine months of 2024, we experienced lower demand from certain of our larger force-sensor customers in the medical, industrial, and consumer markets compared to the first nine months of 2023, and we also experienced delays in fulfilment of orders from one of our larger customers of our membrane printed electronics products made in our Calman subsidiary. In all markets, the timing of orders from our customers is not always predictable and can be concentrated in varying periods to coincide with our customers’ project and building plans.

	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,633	42.1%	$5,107	49.1%	$(1,474)	(28.9)%

Gross profit and gross margin percentage were down during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to lower revenues and also in part to changes in product and customer mix.

	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,572	18.1%	$1,765	17.0%	$(193)	(10.9)%

Engineering and R&D costs for the nine months ended September 30, 2024 were down compared to the nine months ended September 30, 2023 due to decreased engineering employee and consultant compensation costs.

	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$3,631	41.8%	$3,201	30.8%	$430	13.4%

Selling, general and administrative costs for the nine months ended September 30, 2024 were up compared to the nine months ended September 30, 2023 attributable to increased intangible asset amortization expense due to the Calman acquisition, partly offset by lower sales and administrative compensation expense on lower headcount and lower professional services expenses.

	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$29	0.3%	$154	1.5%	$(125)	(81.2)%

Other income (expense) for the nine months ended September 30, 2024 was comprised of $46,000 of interest income, offset by $17,000 of foreign currency transaction losses, while other income (expense) for the nine months ended September 30, 2023 was comprised of $129,000 of interest income, and $25,000 of foreign currency transaction gains.

Income tax expense as a percentage of pre-tax income/loss was 4.0% for the nine months ended September 30, 2024 versus 78.0% for the comparable period in the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryovers (“NOLs”). The effective tax rates for both of the nine-month periods ended September 30, 2024 and 2023 were impacted by the amount of our foreign pre-tax income and the tax expense thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowance on our domestic NOLs.

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have historically been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of September 30, 2024, we had cash and cash equivalents of $3.8 million, working capital of $6.5 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $3.8 million of cash, $2.5 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$(144)	$155
Net cash (used in) investing activities	(107)	(4,322)
Net cash (used in) financing activities	(300)	(650)

Net Cash Provided By (Used In) Operating Activities

For the nine months ended September 30, 2024, the $144,000 of cash used in operating activities was attributable to net loss of $1,571,000, adjusted for non-cash charges of $638,000 and cash provided by changes in operating assets and liabilities of $789,000. For the nine months ended September 30, 2023, the $155,000 of cash provided by operating activities was attributable to net income of $65,000, adjusted for non-cash charges of $292,000 and offset by cash used in changes in operating assets and liabilities of $202,000.

Accounts receivable decreased from $2.2 million at December 31, 2023 to $1.2 million at September 30, 2024 due to lower shipments during the third quarter of 2024 compared to the fourth quarter of 2023. Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories were unchanged from December 31, 2023 to September 30, 2024 at $2.5 million. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets decreased from $381,000 at December 31, 2023 to $243,000 at September 30, 2024 due primarily to the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes decreased from $1.2 million at December 31, 2023 to $903,000 at September 30, 2024; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $107,000 of purchases of property, plant, and equipment. Net cash used in investing activities of $4.3 million for the nine months ended September 30, 2023 consisted of $4.3 million used to acquire the equity interests of Calman (which is net of $1.6 million of cash acquired), and $44,000 of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $300,000 for the nine months ended September 30, 2024 consisted of payment of dividends on our Preferred Stock. Net cash used in financing activities of $650,000 for the nine months ended September 30, 2023 consisted of $350,000 used for repurchases of 56,430 shares of common stock and $300,000 used for payments of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 25, 2024. There have been no material changes to such risk factors during the nine months ended September 30, 2024.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: November 7, 2024	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)