Form 10-K
period 2024-12-31
INTERLINK ELECTRONICS INC
filed 2025-03-27
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number 001-37659

INTERLINK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0056625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

48389 Fremont Boulevard, Suite 110
Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

(510) 244-0424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LINK	The Nasdaq Stock Market LLC

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

As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,724,258, based on the closing price on that date.

As of March 27, 2025, the registrant had 9,864,214 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERLINK ELECTRONICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements concerning the following:

●	the impact on our worldwide operations and those of our business partners of pandemics such as the coronavirus or COVID-19 pandemic and the current avian flu outbreak in the U.S.;
●	the impact on our worldwide operations and those of our business partners of increasing international tariffs and trade regulations;
●	the impact of recent substantial funding cuts for U.S. government research agencies such as NIST, NASA, the NIH, the USDA, the NSF, the EPA and others on our ability to obtain Small Business Innovation Research grants;
●	our ability to fund our planned operations and implement our business plan;
●	our future financial and operating results;
●	our plans regarding future financings;
●	our plans regarding the use of proceeds from any financings and the expected duration of our capital resources;
●	our hiring plans;
●	our business strategy;
●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
●	our dependence on growth in our customers’ businesses;
●	the effects of market conditions on our stock price;
●	the impact on our operating results from changes in market conditions for our products;
●	our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;
●	our ability to timely and effectively adapt our existing technology to changing market conditions and have our technology solutions gain market acceptance;
●	our ability to introduce new products and bring them to market in a timely manner;
●	our ability to maintain, protect and enhance our intellectual property;
●	our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers;

●	the attraction and retention of qualified employees and key personnel;
●	the effects of increased competition in our markets and our ability to compete effectively;
●	future acquisitions of or investments in complementary companies or technologies and our ability to integrate any such acquisitions; and
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

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

PART I

ITEM 1.    BUSINESS

Our Company

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) is a leading provider of sensors and printed electronics used extensively in Human-Machine Interface (“HMI”) devices and Internet-of-Things (“IoT”) solutions. Our broad product and technology portfolio encompasses force, piezo-electric, rugged HMI, wearable sensors for textiles and fabrics, gas sensors, instruments, and systems. Our blue-chip customers trust our products and solutions which span various markets, including industrial, medical, automotive, consumer, wearables, and IoT. Our technical and engineering expertise in materials science, manufacturing, embedded electronics, firmware, and software enables us to create and deliver high-quality, cost-effective custom solutions tailored to our customers’ unique requirements.

Our force-sensing products and solutions include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our membrane keypads, graphic overlays, printed electronics and industrial label products are applicable for use in a wide range of fields, from industrial automation, process control and monitoring to medical and diagnostic devices and defense systems. Our innovative conductive transfer technology enables the integration of electronics and sensors into fabrics and textiles enabling smart fabric and textile applications in the wearables, consumer, medical and automotive markets. Our electrochemical gas-sensing technology instruments, products and solutions are deployed in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including consumer electronics, automotive, industrial and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Through our 2023 acquisition of Calman Technology Limited (“Calman”), which brought us over 25 years of HMI design and manufacturing expertise as a leading provider of specialized printed electronics, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems. Additionally, through our 2024 acquisition of the assets of Conductive Transfers Limited and Global Print Solutions Limited (jointly, “Conductive Transfers” or “CT”), which deepened our innovative patentened processes for integration of printed electronic technologies, we offer functional e-textiles and wearable technology, including heated clothing and personal protection equipment, and other products in development for medical and automotive environments and other wearable form-factors.

Interlink has been a leader in the printed electronics industry for over 40 years with the commercialization of our patented FSR® technology that has enabled rugged and reliable HMI solutions. Our applications and solutions have focused on handheld user input, menu navigation, cursor control, and other intuitive interface technologies for the world’s top electronics manufacturers.

We invented FSR® technology and pioneered commercialization of printed electronics manufacturing, paving the way for industry-wide adoption of force-sensing technology. Our extensive knowledge and experience with this technology, along with the firmware we incorporate in our HMI solutions, we believe differentiates us from other providers of HMI solutions. We, along with our customers, incorporate our FSR® and force-sensing sensors and modules into end-user products. Our sensors and modules are used in electronics devices and systems where user input must be converted into useful output data. Our force-sensing technology solution platforms enable industry-first implementations in gaming, smartphone, rugged notebook, automotive cockpit and automotive entry applications.

The market is increasingly requiring innovative solutions that enable smaller, thinner devices, lower power consumption, highly refined designs, better navigation and more intuitive usability in all environments, and the need for these solutions is driving increased demand for our products. High-tech products are moving towards the use of multi-modal HMI in the home, industrial, medical and automotive spaces in response to consumer and end-user demand for enhanced user experience. Force-sensing input provides a critical novel modality that drives a paradigm shift in HMI, and Interlink delivers cutting-edge, high-performance HMI solutions for customers who wish to replace outdated switches and knobs in these environments.

Significant market opportunities are rapidly emerging for us to improve upon the functionality of standard capacitive sensors. Inadvertent activation, where users unintentionally activate a control, is a common problem with capacitive technology. In contrast, force-sensing solutions require a deliberate application of force to operate. We have had success in using our force-sensing solutions in combination with capacitive technologies to minimize the latter’s performance issues, enabling force-sensing solutions to complement competitive technologies and provide hybrid solutions and open up new opportunities for growth. At the same time, we continue to expand our standard product portfolio and develop new technology platforms to grow existing markets and capture emerging markets.

We added a range of standard piezoelectric sensor products which are used as dynamic strain gauges and vibration sensors. These sensors are thin, flexible and light-weight while also being extremely rugged and durable. We possess deep domain knowledge about how to integrate these into custom applications and have developed machine learning and artificial intelligence to make information-rich data available to our customers for their unique and innovative applications. Our piezoelectric sensor solutions can be used in force-sensing, impact and vibration detection, contact microphones, air/liquid flow detection, ultrasonic transducers and many other settings. They have applications in medical vital sign monitoring, industrial solid-state switches, structural health and condition monitoring, touch and tactile sensing and motion sensing amongst others.

We believe this portfolio expansion will incorporate other complementary sensing technologies and will allow us to use our expertise in integrating multiple sensing technologies for applications in the rapidly growing IoT market. We have already begun integrating our force sensing technology into our recently acquired Calman membrane keypad product line to create unique solutions not offered by others in this market.

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

Our gas and environmental sensors operations focus on three primary business activities:

●	Proprietary Product Lines. We provide an extensive line of miniature, low-power, robust electrochemical sensor elements for detecting several common as well as complex gaseous compounds. These sensors are most suited for consumer and commercial IoT applications, as well as industrial and other demanding usage scenarios. Additionally, we offer our own line of full-function instruments, including, for example, Eco Sensors™ ozone monitors; a family of inline monitors for carbon monoxide and other gases; a low-pressure alarm to notify users when tanks for life-critical gases such as oxygen and nitrogen need to be replenished; and sensor modules for air quality monitoring in “smart city” projects and IoT applications.
●	Custom Design and Engineering. For customers requiring specialized design and engineering work on new products incorporating gas and environmental sensing, we offer custom-built sensors and modules, circuit design and optimization, advanced characterization and compensation techniques, development of operating firmware and algorithms, enclosure design and implementation, and testing and calibration. Examples include the world’s first carbon monoxide shutoff for portable generators and a rapid transdermal alcohol detector that can serve as a barrier to starting a vehicle while intoxicated.
●	In-House R&D. We have been successful in obtaining Small Business Innovation Research (“SBIR”) grants from government agencies such as the NIST, NASA, the NIH, the USDA, the NSF, the EPA, and others, that have enabled us to conduct research and development and develop new products. For example, SPEC’s Screen-Printed Electrochemical Sensor technology was developed in part under NSF Phase I, II and IIB grants. Recent SBIR-funded projects include wildfire air pollution monitoring and firefighter safety devices, transdermal blood alcohol monitors, a simple lead test for drinking water safety, a grant to enable large-scale, mass-manufacturing of printed electrochemical gas sensors, and an intelligent AI-based sensing approach for monitoring plant health in greenhouses or traditional agricultural fields. We have an established track record in winning awards for this advanced research and we continue to submit proposals for funding for strategically relevant research projects that we could commercialize in the future.

The market for gas and environmental sensors is growing rapidly, driven by demand in a broad range of industries and the availability of smaller, lower-cost, connected sensors. On a worldwide basis, green initiatives and accompanying government mandates are driving demand for facilities monitoring. Similarly, environmental regulations increasingly target fugitive gas emissions in the oil and gas (energy) space, where monitoring has become mandatory. Additionally, government and consumer demand for air quality information and pollution monitoring represent a significant opportunity for high performance, low-cost sensors and IoT devices as part of smart cities and smart homes. The growth of the hydrogen economy is expected to create a large need for hydrogen sensors that are low-cost, low-power and widely distributed, and our hydrogen sensor solutions are ideally suited to exploit this growing market. New applications in breath analysis, odorant gas leakage detection in natural gas distribution pipelines, transdermal detection, substance abuse detection and enforcement are also expected to create new opportunities in medical, law enforcement, commercial and consumer markets. Traditional safety and environmental monitoring markets are expected to grow with the reduction in size and cost of sensors and instruments, leading to larger networks of gas sensors that will improve the safety and performance of infrastructure. We believe we are positioned to take advantage of these trends with our proprietary, low-cost, low-power gas- and environmental-sensing technologies and deep domain expertise in instrument design and implementation.

Locations. We serve our world-wide customer base from our corporate headquarters in Fremont, California (Silicon Valley area). We have established a Global Product Development and Materials Science Center in our Camarillo, California footprint that has a state-of-the-art printed electronics development laboratory as well as a materials science lab. Our force-sensing/HMI engineering team is based in this center where we work with our U.S. and global customers on developing, engineering, prototyping and implementing our advanced HMI and sensing solutions. The gas and environmental technology engineering team is located at the Fremont facility. We also maintain a focused, embedded software and IoT application development center in Singapore. We manufacture our force-sensing/HMI products in our printed electronics manufacturing facility in Shenzhen, China, at the Calman facility in Irvine, Scotland, and at the Conductive Transfers facility in Barnsley, England, and we manufacture our gas and environmental sensing products in our production facility in Fremont, California. In addition, we maintain a global distribution and logistics center in Hong Kong, a technical sales office in Japan, administrative and executive offices in Irvine, California and Bellevue, Washington, and several manufacturer representatives and distributors in strategic locations in our key markets, all of which allows us to support our global customer base.

We were incorporated in California in 1985. In 1996, we re-incorporated into a Delaware corporation and, in 2012, we again changed our domicile from Delaware to Nevada by completing a merger with a newly formed Nevada corporation named Interlink Electronics, Inc.

Our principal executive office is located at 48389 Fremont Boulevard, Suite 110, Fremont, California 94538 and our telephone number is (510) 244-0424. Our website address is www.interlinkelectronics.com. Interlink makes available its annual financial statements, quarterly financial statements, and other significant reports and amendments to such reports, free of charge, on its website as soon as reasonably practicable after such reports are electronically filed with (or furnished to) the SEC.

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

The products and solutions that we design, develop and manufacture for HMI and IoT applications are primarily printed electronic products. Printed electronics is an additive manufacturing technology used to create electrical devices on various substrates. For over 40 years, we have honed and developed the processes necessary to manufacture high quality printed electronic products for HMI applications. Printed electronic technologies are emerging as potential low-cost replacements to silicon-based electronics in many specific application areas. The majority of the current printed sensor market is OLEDs (organic but not printed) and conductive ink used for a wide range of applications; however, stretchable electronics, logic and memory technologies, and thin film sensors have huge growth potential. As a member of OE-A, the Organic and Printed Electronics Association, we actively influence and contribute to the global landscape of printed electronics.

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

Gas and Environmental Sensors Technology. The modern era of gas detection started in the 1920s with the development of the catalytic combustion sensor by Dr. Oliver Johnson, the father of KWJ’s namesake Ken Johnson. Dr. Johnson also started what is widely recognized as the first electronics company in Silicon Valley to commercialize the technology, J-W Instruments. The market has consistently demanded innovations to make gas sensors smaller and more portable, and KWJ, SPEC and their predecessors have been on the forefront; for example, KWJ’s SPARROW™ stands out in today’s marketplace as one of the world’s smallest Bluetooth low energy (“BLE”)-enabled carbon monoxide monitors. SPEC’s Screen-Printed Electrochemical Sensor technology was one of the first commercial electrochemical gas sensors, and today SPEC delivers one of the smallest electrochemical gas sensors on the market.

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

Our Strategy

Our primary objective is to be the global leader and provider of multi-sensing based HMI technology and gas-sensing solutions for the consumer electronics, automotive, industrial automation, medical, and environmental monitoring markets. We also intend to utilize our role as an innovative technology provider to bring our HMI and gas-sensing solutions to new markets. To achieve our strategy, we intend to:

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
●	Pursue a multi-technology roadmap. We utilize multiple technologies in our HMI solutions, and we will continue to invest in R&D and expand our product and services offerings to include resistive, piezo, capacitive and other emerging touch and sensing technologies. These will enable us to integrate our solutions and create the smart surfaces of the future. We believe there are significant opportunities to integrate our various touch and sensing technologies into one HMI platform to benefit our customers’ continually evolving needs. These may include haptic technology to enhance the user experience of these next generation technologies. Similarly, in our gas sensing business, we utilize electrochemical (EC), Metal Oxide (MOx), Micro Electro-Mechanical Systems (MEMS), along with electronics, software and communication technologies to deliver world-class sensing solutions for high performance applications.
●	Pursue acquisition opportunities. In connection with our growth strategy, we will continue to evaluate potential acquisitions that provide us with relevant new technologies to add to our “technology toolbox” and/or expand the customer base for our existing products and solutions.

Our product development teams are skilled in concept definition, rapid prototyping, hardware and firmware development and integration support. Interlink benefits from its own world-class manufacturing facilities in Shenzhen, China; Irvine, Scotland; and Barnsley, England, and its advanced and proprietary gas and environmental sensors production and development facility in Silicon Valley, allowing us to react quickly to customer needs while ensuring the highest quality standards. We also maintain a technical sales force that can address new and existing customer opportunities worldwide. Our teams engage early in the development phase with our customers and we provide critical design inputs to ensure the solutions developed address the customer’s needs and meet their design goals and intent. We strive to solve our customers’ problems.

Our Technology Platforms and Products

Force/Touch Sensing Technology and HMI. Interlink was founded on the invention and commercialization of FSR® technology, the industry’s first force-sensing solution using printed electronics manufacturing. As we transition from an FSR® sensor supplier to an HMI solutions provider, we are pursuing and embracing leading edge force-sensing and related technology platforms. Our materials science and engineering team in Camarillo, California, and our embedded software engineering team located in Singapore are focused on strategic technology roadmaps, development of scalable technology platform architectures and pursuit of synergistic technology partnerships. In an ever-changing and competitive landscape, we are committed to staying ahead of the technology curve.

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

The acquisitions of Calman and Conductive Transfers have given us manufacturing capabilities in the UK market and close to the European market, providing custom solutions in a broad range of sectors, including the medical and diagnostic sensor marketplace. The integration of our force-sensing technology into these capabilities is already underway and offers significant improvement in the design options available to our customers.

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

Gas and Environmental Sensors Technology. Our gas and environmental sensing products and technologies are based on developing smaller, low-power, low-cost solutions to challenging applications in gas and environmental sensing. Through our acquisitions of SPEC and KWJ, we combine a long history and deep domain knowledge with cutting-edge sensor technology and advanced instrumentation to make reliable products that also enable new applications for wireless and wearable gas sensing. Our engineering team includes PhDs in a broad range of disciplines from chemical engineering to electrical engineering and physics. We design and build all of our gas sensors and instruments in-house in Fremont, California, and our capabilities include proprietary high-volume electrochemical sensor manufacturing, device assembly and calibration, and advanced test and measurement capabilities. We partner with leading institutions such as Georgia Institute of Technology and San Jose State University to develop novel technologies under government grants, while also performing new product development and engineering services for private partners that include companies ranging in size from startups to Fortune 500 companies.

Gas and environmental sensor technologies are diverse and fragmented with devices and sensors focused on specific solutions and applications. Electrochemical gas sensors are typically more sensitive and selective to particular gases and are inherently low power to operate, but they are also typically very large, expensive and prone to short lifespans in the field. SPEC was created to address the growing market demand for smaller, lower cost, high performance electrochemical sensors for wireless, wearable and IoT applications, and we now combine proven electrochemical sensor technology with new materials and manufacturing methods to produce some of the smallest, thinnest, lowest cost gas sensors still capable of performing in demanding applications.

Our electrochemical gas-sensing technology products and solutions combine our innovations with custom electronics, as well as calibration and compensation techniques to deliver unique solutions and address needs in industry, community, health and home settings, with uses in fields such as carbon monoxide and ozone detection and air quality monitoring.

●	Our Eco Sensors™ branded line of ozone monitors and detectors is the low-cost market leader in the space, incorporating state-of-the-art SPEC sensors to achieve reference-level accuracy at a low cost. Ozone is commonly used in a wide variety of commercial applications to clean, disinfect and remediate odors without the use of environmentally harmful chemicals; it is a powerful oxidant that can be produced on site and dissipates into oxygen after reaction or its end of half-life. However, ozone is toxic to humans and can destroy materials at higher concentrations and therefore needs to be monitored during use for safety and process control. Under the Eco Sensors™ brand, we offer a full line of ozone instruments, including low-cost handhelds, wall mount alarms, remote generator controllers and OEM modules.
●	We offer a number of standard and custom solutions for in-line carbon monoxide monitoring for supplied breathing air applications. Designed to meet the requirements of the U.S. Occupational Safety and Health Administration monitoring for carbon monoxide in compressed gas lines and carrying Canadian Standards Agency (CSA) approval, our carbon monoxide monitors offer a robust and reliable solution for medical gas verification and demanding supplied air applications such as sandblasting and painting. We also make low-pressure cylinder alarms and the world’s smallest rechargeable Bluetooth-enabled carbon monoxide and harmful gas monitor, the SPARROW PROTECT+™.
●	Our line of screen-printed electrochemical gas sensors offers high performance and a unique, small form factor at a low price. Our UL-2034 recognized carbon monoxide sensor offers air quality level sensitivity with an industry-leading 10-year lifetime. Additionally, we offer sensors for hydrogen sulfide, ozone, nitrogen dioxide, sulfur dioxide, ethanol, hydrogen, formaldehyde, ethylene, and volatile organic compounds (VOCs) among others. We also sell gas-sensor modules that incorporate operating electronics and signal processing to deliver compensated parts per million (PPM) output off the shelf.

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

Our FSR® sensors are manufactured using proprietary screen-printing techniques. All proprietary aspects of our force-sensing technology manufacturing process are currently conducted in-house at our U.S., China and United Kingdom manufacturing facilities to maintain quality and protect our technology from infringement. While screen-printing is a common process in various industries, the quality and precision of printing, as well as the specific processes required to make high-quality FSR® sensors, require considerable domain knowledge expertise and knowhow. We believe this expertise is difficult to replicate over the short term and, to our knowledge, no unrelated party has done so. As a result, we consider this expertise to be one of our more important trade secrets. We require our employees to sign nondisclosure agreements and seek to limit access to sensitive information to the greatest practical extent.

As of December 31, 2024, we held thirty (30) patents and had fifteen (15) patents pending. We group our patents into four (4) general categories: technology, sensors, sensing systems and HMI devices. The technology category includes IP we recently added through our acquisition of Conductive Transfers and incorporates four (4) issued patents expiring between 2036 and 2041 and three (3) pending patents. The sensors category includes ten (10) patents expiring between 2029 and 2038. The sensing systems category includes five (5) patents expiring between 2029 and 2038 and the HMI devices category includes eleven (11) patents expiring between 2024 and 2036.

Our intellectual property strategy involves filing patent applications related to our strategic focus markets on a regular basis. We continue to strengthen our patent portfolio to align with our expanding product offerings and recently with our addition of technology that enables smart textiles and fabrics incorporating sensors and sensor systems. These new wearable technologies allow us to leverage our existing IP portfolio, including our sensor fusion platform which enables the capture of multi-sensing data, and use it in innovative sensor applications in the wearable space.

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

In force/touch-sensing, we offer a disruptive technology that is replacing outdated and increasingly unpopular approaches including switch technology. We often must convince companies to abandon older, proven but less elegant technologies and adopt our solutions, which we do in part by emphasizing significant end-user demand for touch-sensitive solutions. We also compete against the highly commoditized capacitive sensing technology. However, our solutions are focused on providing functionality in situations where capacitive is not the appropriate solution or is unreliable or entirely unavailable. Our hybrid sensor fusion solutions better address our customers’ unique sensing and HMI challenges. Our broader toolbox of technologies, our proven track record, our collaborative design approach and our technical and engineering expertise significantly differentiate us from our competitors.

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

Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years, which requires continued participation from our sales, engineering and management teams. Our sales cycle for our custom solutions generally includes the following two phases:

Design Opportunity to Design Win

●	Our sales and engineering team engages with the customer to establish the nature of the design and explore various technical applications that may fit the customer’s needs.
●	A customer might select one of our standard solutions or a custom design might be required to fulfill the customer’s product needs. Custom solutions might require fees for engineering design and tooling.
●	Product samples are provided to the customer and our team works with them to ensure product performance and address customer needs and specifications.
●	A firm commitment from a customer’s engineering and/or purchasing organization or pre-production orders indicate a design win. In most cases, we are a sole-source supplier to our customer and cannot be easily and/or quickly replaced once the product goes into production, particularly in cases where the product requires governmental approval.

Mass Production

●	Once the customer has chosen our solution, they may move their product into the production phase. It may take several months or more to progress from design win to production. Product lifespan varies dramatically depending on the marketplace and product. Consumer electronics may have a lifespan of six months to five years, industrial and automotive applications may continue for three to ten years, and medical product lifespans may continue past 20 years.

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

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue, and we expect this to continue. International sales constituted 56% and 52% of our revenue for the years ended December 31, 2024 and 2023, respectively, with sales in 2024 to customers in Japan and China representing 11% and 7%, respectively, compared to each representing 11% in 2023. For the year ended December 31, 2024, we had two customers that each represented over 10% of our revenue, compared to three in 2023.

Future sales of our products will be based on, among other factors, expansion into adjacent markets, continued expansion of our product line, the acceptance of our product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

Manufacturing Operations and Principal Suppliers

We have our own modern manufacturing facility of 21,763 square feet in Shenzhen, China that is ISO 9001, ISO 14001 and ISO 13485 certified. We plan to start the process of acquiring IATF 16949 certification as our automotive customer base expands. We also conduct manufacturing operations in our 5,183 square-foot production facility in Fremont, California, our 9,800 square-foot manufacturing facility in Irvine, Scotland, and our 10,786 square-foot manufacturing facility in Barnsley, England. We aim to meet current environmental and sustainability standards required by our customers and legislation in various geographic markets. All products are RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) compliant. We also monitor our suppliers as part of our efforts to eliminate conflict minerals from our supply chain.

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

We operate our Global Product Development and Materials Science Center in Camarillo, California. At this location, we focus on new product development including, among other areas, materials science and printed electronics. We maintain a core embedded software engineering team in Singapore. We also operate an engineering center in our facility in Shenzhen, China, which is focused on sustaining engineering, customer support, quality control and new product introduction in our force-sensing/HMI business, and an engineering and R&D facility in Fremont, California, focused on new product development, SBIR-funded research and quality control in our gas and environmental sensors business.

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

Our Employees

As of December 31, 2024, we had 102 full-time employees worldwide. Our employees, listed in population size order from largest to smallest, are in the following departments: operations, R&D, administration, and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. In 2024, our top three customers accounted for 15%, 12% and 5% of our revenue, respectively. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we were able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because they generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we are or may become dependent, can reduce or terminate altogether their business with us at any time, whether because they choose an alternate supplier, see reduced demand for their products, or otherwise.

We rely on third parties for the materials that we use to manufacture our products, and supply shortages and price increases could adversely affect our revenue, operating results and customer relationships.

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

Additionally, our sourcing operations may also be hurt by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) in countries in which our products are manufactured. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from our products. Furthermore, changes in U.S. trade policies, such as those being implemented by the new U.S. administration. including new restrictions, tariffs or other changes, especially as regards China, and reciprocal tariffs imposed by other countries, could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international suppliers and materially adversely affect our business. Depending on the continued extent and duration of these constraints and disruptions, our supply chain, results of operations (including sales) or future business could be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

Disruptions in our manufacturing facilities or arrangements could cause our revenue and operating results to decline.

We manufacture our products in Shenzhen, China; Fremont, California; Irvine, Scotland; and Barnsley, England. These facilities are vulnerable to damage from earthquakes, floods, fires, power loss and similar events. They could also be subject to break-ins, sabotage and intentional acts of vandalism. Our insurance may not cover such events and, if the event is covered, our insurance may not be sufficient to compensate us in full for any losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at any of our manufacturing facilities could result in delayed shipment of products, missed delivery deadlines and harm to our reputation, which could cause our revenue and operating results to decline. Performance, reliability or quality problems with our products could cause our customers to reduce or cancel orders, which would harm our operating results.

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

In addition, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics and other unforeseen or catastrophic events, could damage our manufacturing facilities or our vendors’ fulfillment centers or render them inoperable, making it difficult or impossible for us or our vendors to process customer orders for an extended period of time. For example, in March 2022, China imposed a multi-day lockdown in the city of Shenzhen due to a rise in the number of coronavirus cases, which required factories to close and disrupted our manufacturing operations in that city. Armed conflicts in the Middle East and between Russia and Ukraine, tensions between the U.S. and countries such as Iran and North Korea and between other countries such as China and Taiwan, and disruptions to traffic through key shipping routes such as the Panama Canal and the Suez Canal, also could adversely impact our sales, shipping costs, and results of operations. Such events may also result in delays in our or our vendors’ receipt of inventory and the delivery of merchandise between our customers, our stores and/or our partners and our distribution center and our vendors’ fulfillment centers. We or our vendors could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for us or our vendors to reopen or replace any of our distribution centers or any of their fulfillment centers.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, and Ryan J. Hoffman, our Chief Financial Officer, simultaneously serve as officers and, in the case of Mr. Bronson, as a director, of other affiliated companies. Mr. Bronson serves as President and Chief Executive Officer and as a director of Qualstar Corporation (OTCMKTS: QBAK) and as Chairman of the Board and Chief Executive Officer of BKF Capital Group, Inc. (OTCMKTS: BKFG), and Mr. Hoffman serves as Acting Chief Financial Officer of Qualstar Corporation and as Chief Financial Officer of BKF Capital Group, Inc.

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

Ransomware attacks, in particular, have become more frequent and severe, potentially resulting in the encryption or theft of critical data, operational disruptions, and financial losses. A successful ransomware attack on our systems or those of our vendors could lead to prolonged business interruptions, regulatory fines, reputational damage, and substantial remediation costs. While we employ security measures designed to detect, prevent, and respond to such threats, no system is entirely immune from cyberattacks.

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

Our markets are highly competitive, and we expect competition in our newer markets to increase. Our competitors include companies with similar products or technologies, companies that sell complementary products to our target markets, and our customers themselves, who could choose to manufacture in-house products that they currently buy from us. Many of our competitors have substantially greater financial resources than we do. Our competitors and potential competitors may have established business relationships that afford them a competitive advantage or may create technologies that are superior to ours or that set a new industry standard that will define the successful product for that market. If any of our competitors establish a close working relationship with our customers, they may obtain advance knowledge of our customers’ technology choices or may be afforded an opportunity to work in partnership to develop compatible technologies and may therefore achieve a competitive advantage. We may be unable to compete successfully against our current and future competitors.

Risks Relating to Ownership of Our Stock

There is a limited or no public market for our securities.

While our common stock is quoted on The Nasdaq Capital Market, the daily trading volume is typically very low. This is due in part to the significant percentage (approximately 83% as of December 31, 2024) of our shares that are held by officers and directors and their affiliates.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include, without limitation, the following:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of technology companies in general;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	actual or anticipated changes or fluctuations in our results of operations;
●	failure of our results of operations to meet the expectations of securities analysts or investors;
●	actual or anticipated changes in the expectations of investors or securities analysts;
●	litigation involving us, our industry, or both;
●	regulatory developments in the United States, foreign countries, or both;
●	general economic conditions and trends;
●	economic disruptions caused by political disputes and governmental gridlock in the United States;
●	major catastrophic events;
●	lockup releases, and sales of large blocks of our common stock;
●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak in 2020 and the current avian flu outbreak, on our sourcing and manufacturing operations as well as on consumer spending;
●	departures of key employees; or
●	an adverse impact on the company from any of the other risks cited herein.

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

We currently have one series of Preferred Stock outstanding, the Series A Convertible Preferred Stock. Holders of our Series A Convertible Preferred Stock have a liquidation preference equal to the greater of $25.00 per share plus any accrued and unpaid dividends, and such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock been converted into our common stock in the event of our liquidation or winding up. This means that those holders are entitled to receive the liquidation preference before any payment or other distribution of assets to our common stockholders, and the amount of any such payment or other distribution to our common stockholders will be reduced by that amount. The aggregate liquidation preference of the Series A Convertible Preferred Stock as of December 31, 2024 was $5 million.

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

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If analysts downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owned approximately 83% of the outstanding shares of our common stock as of December 31, 2024. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from yours and he may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, our common stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any such dividends in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board of Directors may deem relevant. As a result, stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

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

Increasing global tariffs create risks to our global business and that of our customers.

Recent changes in U.S. trade policies, including the imposition of new tariffs on imported goods, present significant risks to our operations and potentially those of our customers. These tariffs may lead to increased costs for raw materials and components, supply chain disruptions, and heightened market volatility. Additionally, retaliatory tariffs from trade partners may hinder our ability and that of our customers to access key markets, further impacting our financial performance. We continue to monitor these developments closely and are evaluating strategies to mitigate potential adverse effects on our business.

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

General Risks

Our business, financial position, results of operations, and cash flows may be adversely affected by the global COVID-19 pandemic, in particular if there is a resurgence in infections, or any broad outbreak of an avian flu or other epidemic in the human population.

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

The full extent of the effect of the pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of the pandemic even now that its severity has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 re-emerges with serious and widespread impact on public health, particularly in the United States, China,or the United Kingdom where our operations are most concentrated, and results in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

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

Investors should carefully evaluate the potential implications of ongoing COVID-19 challenges and other potential pandemics on our financial performance, operational resilience, and competitive position when making investment decisions. The extent and duration of these challenges remain uncertain, and our ability to effectively manage them will be critical to our long-term success.

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

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue for the foreseeable future. The majority of our international manufacturing is currently performed in China and the United Kingdom. Our international operations involve a number of risks, including with respect to:

●	import-export license agreements, tariffs (which may be increasing globally), taxes and other trade barriers;
●	staffing and managing foreign operations;
●	securing credit and funding;
●	maintaining an effective system of internal controls at our foreign facilities;
●	collecting foreign receivables;
●	transfer pricing and other tax uncertainties;
●	currency exchange fluctuations;
●	reduced protection of intellectual property rights;
●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;
●	political and economic instability, and terrorism; and
●	transportation risks.

Any of the above factors could adversely affect our operating results.

Political instability and uncertainty could adversely affect our operating results.

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

The current U.S. political climate, marked by rapid policy changes and regulatory shifts under the Trump-Vance administration, presents significant uncertainties for our global operations. In particular, escalating geopolitical tensions involving key global markets could impact our supply chain stability and market access. These factors collectively may adversely affect our business operations, financial condition, and future prospects.

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

Within the last 18 months, we completed the acquisitions of SPEC, KWJ, Calman, and Conductive Transfers, and we expect to make further acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees of the acquired business. In addition, internal controls over financial reporting of acquired companies may not comply with required standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

●	Governance and Oversight: Our Board of Directors and senior management are actively involved in overseeing our cybersecurity policies and practices and managing those responsible for coordinating and implementing cybersecurity initiatives across the organization. Our Board of Directors receives updates from senior management on cybersecurity-related news events, developments in technology-related risks, threats and vulnerabilities that could pertain to the Company, and discusses with senior management updates to the Company’s risk-management responses and strategies.
●	Risk Assessment and Management: We conduct risk assessments to identify potential cybersecurity threats and vulnerabilities. This includes evaluating the likelihood and potential impact of various threats, such as data breaches, malware attacks, and insider threats. Based on these risk assessments, we develop and implement risk management strategies to mitigate identified risks.
●	Information Security Policies and Procedures: We have established information security policies and procedures that govern the use, protection, and handling of sensitive information. These policies cover areas such as data encryption, access controls, password management, incident response, and employee training.
●	Network and Infrastructure Security: We employ a range of technical measures to secure our network and infrastructure, including firewalls, intrusion detection and prevention systems, and vulnerability assessments. We also use encryption to protect data both in transit and at rest.
●	Employee Training and Awareness: We provide cybersecurity training to employees to raise awareness of the latest threats and best practices for protecting sensitive information. This includes training on how to recognize phishing attempts, handling secure data, and reporting security incidents.
●	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers, including conducting due diligence on vendors before engaging their services and monitoring their compliance with our security requirements.
●	Compliance and Reporting: We comply with all applicable laws and regulations related to cybersecurity, including data protection and privacy laws.

Ransomware attacks, in particular, have become more frequent and severe, potentially resulting in the encryption or theft of critical data, operational disruptions, and financial losses. A successful ransomware attack on our systems or those of our vendors could lead to prolonged business interruptions, regulatory fines, reputational damage, and substantial remediation costs. While we employ security measures designed to detect, prevent, and respond to such threats, no system is entirely immune from cyberattacks.

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

ITEM 2.    PROPERTIES

We maintain our principal office in Fremont, California, which is also our advanced and proprietary gas sensor production and product development facility. We conduct engineering, assembly and prototyping activities in Camarillo, California, where we have established a Global Product Development and Materials Science Center. We conduct production operations in our facilities in Shenzhen, China; Fremont, California; Irvine, Scotland; and Barnsley, England. We conduct research and development activities in our electronics lab in Singapore; distribution operations in our Hong Kong facility; sales operations in our Tokyo office and various other locations in the United States, and we maintain administrative and executive offices in Irvine, California and Bellevue, Washington. In total, we lease approximately 55,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

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

Holders of Record

As of December 31, 2024, we had 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Common Stock

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any such dividends in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and other preferred stock that we may issue in the future, and will be at the sole discretion of our Board of Directors, which may be subject to general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board of Directors may deem relevant.

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

Series A Convertible Preferred Stock

We have 200,000 shares of our Series A Convertible Preferred Stock outstanding, each of which is convertible into three shares of our common stock. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our Board of Directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.16667 per month and $2.00 per annum per share, based on the $25.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock accrue daily and are payable monthly in arrears on the 15th day of each calendar month. Our Board of Directors has declared, and we have paid, cash dividends on the Preferred Stock each month since the Preferred Stock was issued in October 2021, and we expect that our Board of Directors will continue to declare and we will continue to pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to applicable limitations under Nevada law.

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

Overview

Interlink Electronics, Inc. is a leading provider of sensors and printed electronics used extensively in HMI devices and IoT solutions. Our broad product and technology portfolio encompasses force, piezo-electric, rugged HMI, wearable sensors for textiles and fabrics, gas sensors, instruments, and systems. Our blue-chip customers trust our products and solutions which span various markets, including industrial, medical, automotive, consumer, wearables, and IoT. Our technical and engineering expertise in materials science, manufacturing, embedded electronics, firmware, and software enables us to create and deliver high-quality, cost-effective custom solutions tailored to our customers’ unique requirements.

On March 1, 2024, the Board of Directors declared a 50% common stock dividend that was paid on March 22, 2024. For all years presented, all share and per share data have been retroactively adjusted for the effect of the 50% common stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Our principal products are:

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including consumer electronics, automotive, industrial and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Through our 2023 acquisition of Calman, which brought us over 25 years of HMI design and manufacturing expertise as a leading provider of specialized printed electronics, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems. Additionally, through our 2024 acquisition of Conductive Transfers, which deepened our innovative patentened processes for integration of printed electronic technologies, we offer functional e-textiles and wearable technology, including heated clothing and personal protection equipment, and other products in development for medical and automotive environments and other wearable form-factors.

Gas and Environmental Sensors. We entered the gas and environmental sensing market in 2022 through our acquisition of the business assets of SPEC and KWJ, early pioneers in miniaturized, low-cost gas and environmental sensing technologies. Following our acquisition of these operations, we now offer electrochemical gas-sensing technology products and solutions for industry, community, health and home, with uses in fields such as safety, personal wellness and air quality monitoring.

We sell our products and solutions globally to a diverse array of customers that include Fortune Global 500 companies with the world’s most recognizable brands, as well as start-ups, design houses, original design and equipment manufacturers, and universities. Our technology has been deployed in the consumer electronics, automotive, industrial automation, medical, defense and environmental monitoring markets. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and Japan allows us to broadly provide sales and engineering support services to our existing and future worldwide customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Fremont, California, Irvine, Scotland, and Barnsley, England. We control 100% of the manufacturing and shipping process, which enables us to respond quickly to customer product demand and design requirements.

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we continue to provide the market with leading-edge solutions that are seamless to deploy and perform flawlessly. Having previously built an R&D organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces, we relocated a majority of our R&D and product development efforts to Camarillo, California, where we have established a Global Product Development and Materials Science Center. Combined with the advanced and proprietary facilities in Silicon Valley, Scotland, and England that were acquired in connection with the acquisitions of SPEC/KWJ, Calman, and Conductive Transfers, we believe this will allow us to grow our business and be more closely aligned with current and future top-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the tables are based on revenue.

	Year Ended December 31,
	2024		2023
	$	%	$	%

	(in thousands, except percentages)
Revenue	$11,679	100.0%	$13,940	100.0%
Cost of revenue	6,833	58.5	7,381	52.9
Gross profit	4,846	41.5	6,559	47.1
Operating expenses:
Engineering, research and development	2,052	17.6	2,326	16.7
Selling, general and administrative	4,844	41.5	4,672	33.5
Total operating expenses	6,896	59.0	6,998	50.2
Loss from operations	(2,050)	(17.6)	(439)	(3.1)
Other income (expense), net	93	0.8	164	1.2
Loss before income taxes	(1,957)	(16.8)	(275)	(2.0)
Income tax expense	27	0.2	108	0.8
Net loss	$(1,984)	(17.0)%	$(383)	(2.7)%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue by the markets we serve is as follows:

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$3,926	33.6%	$5,210	37.4%	$(1,284)	(24.6)%
Industrial	2,631	22.5	4,141	29.7	(1,510)	(36.5)
Consumer	326	2.8	577	4.1	(251)	(43.5)
Standard	4,796	41.1	4,012	28.8	784	19.5
Revenue	$11,679	100.0%	$13,940	100.0%	$(2,261)	(16.2)%

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

Revenues were down in 2024 compared to 2023 to customers in all of the custom markets we sell to, and were up to customers of our standard products. The decrease in revenue from customers in all custom markets was due to decreased shipments of our force-sensing and gas-sensing products and solutions resulting from lower customer demand in 2024 compared to 2023. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on their projects and building plans.

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$4,846	41.5%	$6,559	47.1%	$(1,713)	(26.1)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit for 2024 was down compared to 2023 due to lower revenue on lower customer demand, while gross margin percentage was down due primarily to the impact the largely fixed portion of our manufacturing- and production-related cost of revenue has on our gross margin percentage, in addition to changes in product and customer mix.

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$2,052	17.6%	$2,326	16.7%	$(274)	(11.8)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities, and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development of our force-sensing and gas-sensing technologies and other printed electronics solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for 2024 were down compared to the prior year due primarily to decreased engineering employee headcount, offset in part by increased prototyping and product-development activities this year as compared to the prior year.

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$4,844	41.5%	$4,672	33.5%	$172	3.7%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses for the current year were up compared to last year due primarily to the inclusion of Calman for the full year of 2024 (versus only the March to December period of 2023).

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$93	0.8%	$164	1.2%	$(71)	(43.3)

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for 2024 was comprised of $54,000 of interest income and $39,000 of foreign currency transaction gains, while other income (expense), net for 2023 was comprised of $155,000 of interest income, $3,000 of foreign currency transaction gains, and $6,000 of other non-operating income.

	Year Ended December 31,
	2024		2023
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	$ Change	Income

	(in thousands, except percentages)
Income tax expense	$27	1.4%	$108	39.3%	$(81)	(37.9)

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate on the taxable income (loss) we generate in each jurisdiction. For both 2024 and 2023, the Company’s income tax expense reflects tax expense on its foreign earnings with no tax benefit on its domestic losses due to the valuation allowance recorded on domestic net operating losses and other deferred tax assets.

Our effective tax rate is directly affected by the relative proportions of our taxable income in the jurisdictions in which we operate and the applicable tax rates in such jurisdictions. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain higher than the U.S. statutory rate of 21% primarily due to a portion of our earnings originating in higher rate jurisdictions of China (25%) and the United Kingdom (25%), offset in part by earnings in lower-rate jurisdictions of Hong Kong (16.5%) and Singapore (17%), while our domestic losses are expected to provide no tax benefit due to the valuation allowance recorded on domestic net operating losses and other deferred tax assets. State income taxes also have an impact in the U.S.

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

Liquidity and Capital Resources

Cash requirements for working capital, capital expenditures, and acquisition activities have been funded from our cash balances, cash generated from operations and sales of marketable securities, and issuances of equity securities. As of December 31, 2024, we had cash and cash equivalents of $3.0 million, working capital of $5.5 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2024. Of our $3.0 million of cash, $1.8 million was held by foreign subsidiaries. If these funds are needed for U.S. operations or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash (used in) operating activities	$(367)	$(116)
Net cash (used in) investing activities	(491)	(4,885)
Net cash (used in) financing activities	(400)	(750)

Net Cash (Used In) Operating Activities

For the year ended December 31, 2024, the $367,000 in net cash used in operating activities was attributable to net loss of $1,984,000, adjusted for non-cash charges of $809,000 and cash provided by changes in operating assets and liabilities of $808,000. For the year ended December 31, 2023, the $116,000 in net cash used in operating activities was attributable to net loss of $383,000, adjusted for non-cash charges of $806,000 and cash used in changes in operating assets and liabilities of $539,000.

Accounts receivable decreased from $2,167,000 at December 31, 2023 to $1,612,000 at December 31, 2024 due to the timing of shipments and cash collections during the fourth quarter of 2024 compared to the fourth quarter of 2023. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories decreased from $2,476,000 at December 31, 2023 to $2,009,000 at December 31, 2024 due primarily to variability in the timing of materials purchases and customer demand on product shipments. Prepaid expenses and other current assets decreased slightly from $381,000 at December 31, 2023 to $328,000 at December 31, 2024. The balance of these current assets fluctuates with the timing of payments of insurance premiums, advances, and estimated income taxes. Accounts payable, accrued liabilities, and accrued income taxes decreased from $1,249,000 at December 31, 2023 to $1,038,000 at December 31, 2024. The balance of these current liabilities fluctuates based on the timing of payment for purchases of materials, compensation accruals, outside services, and income taxes.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $491,000 for the year ended December 31, 2024 consisted of $314,000 used to acquire the assets of Conductive Transfers in December 2024, and $177,000 used for purchases of property and equipment. Net cash used in investing activities of $4,885,000 for the year ended December 31, 2023 consisted of $4,873,000 used to acquire the equity interests of Calman (which was net of $1,577,000 of cash acquired), $111,000 received from the purchase price escrow for the acquisition of SPEC and KWJ upon finalization of the purchase price, and $123,000 used for purchases of property and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 consisted of payment of $400,000 of dividends on our Preferred Stock. Net cash used in financing activities of $750,000 for the year ended December 31, 2023 consisted of payment of $400,000 of dividends on our Preferred Stock, and $350,000 used for repurchases of 56,430 shares of common stock.

Transactions with Related Parties

For a discussion of transactions with related parties, see Note 10, Related Party Transactions, of the notes to the consolidated financial statements, and Item 13, Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Generally, we recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLINK ELECTRONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interlink Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Norwell, Massachusetts

March 27, 2025

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$2,950	$4,304
Accounts receivable, net	1,612	2,167
Inventories	2,009	2,476
Prepaid expenses and other current assets	328	381
Total current assets	6,899	9,328
Property, plant and equipment, net	411	313
Intangible assets, net	1,874	2,654
Goodwill	2,658	2,461
Right-of-use assets	1,064	143
Deferred tax assets	82	83
Other assets	128	80
Total assets	$13,116	$15,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$573	$464
Accrued liabilities	377	492
Lease liabilities, current	352	126
Accrued income taxes	88	293
Total current liabilities	1,390	1,375

Long-term liabilities
Lease liabilities, long term	777	33
Deferred tax liabilities	456	626
Total long-term liabilities	1,233	659
Total liabilities	2,623	2,034

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both December 31, 2024 and 2023 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,864 and 9,860 shares issued and outstanding at December 31, 2024 and 2023, respectively	10	10
Additional paid-in-capital	62,313	62,279
Accumulated other comprehensive income	15	200
Accumulated deficit	(51,847)	(49,463)
Total stockholders’ equity	10,493	13,028
Total liabilities and stockholders’ equity	$13,116	$15,062

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023

	(in thousands, except per share data)

Revenue	$11,679	$13,940
Cost of revenue	6,833	7,381
Gross profit	4,846	6,559
Operating expenses:
Engineering, research and development	2,052	2,326
Selling, general and administrative	4,844	4,672
Total operating expenses	6,896	6,998
Loss from operations	(2,050)	(439)
Other income (expense), net	93	164
Loss before income taxes	(1,957)	(275)
Income tax expense	27	108
Net loss	$(1,984)	$(383)

Net loss applicable to common stockholders	$(2,384)	$(783)
Earnings (loss) per common share, basic	$(0.24)	$(0.08)
Earnings (loss) per common share, diluted	$(0.24)	$(0.08)

Weighted average common shares outstanding - basic	9,862	9,887
Weighted average common shares outstanding - diluted	9,862	9,887

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023

	(in thousands)
Net loss	$(1,984)	$(383)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(185)	298
Comprehensive loss	$(2,169)	$(85)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2022	200	$2	9,915	$10	$62,614	$(98)	$(48,680)	$13,848
Net loss	—	—	—	—	—	—	(383)	(383)
Repurchases of common stock	—	—	(56)	—	(350)	—	—	(350)
Preferred stock dividends	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustment	—	—	—	—	—	298	—	298
Stock-based compensation expense	—	—	1	—	15	—	—	15
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028
Net loss	—	—	—	—	—	—	(1,984)	(1,984)
Preferred stock dividends	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustment	—	—	—	—	—	(185)	—	(185)
Stock-based compensation expense	—	—	4	—	34	—	—	34
Balance at December 31, 2024	200	$2	9,864	$10	$62,313	$15	$(51,847)	$10,493

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net loss	$(1,984)	$(383)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	892	863
Stock-based compensation expense	34	15
Adjustment to reconcile operating lease expense to cash paid	48	11
Deferred income taxes	(165)	(83)
Changes in operating assets and liabilities:
Accounts receivable	538	(291)
Inventories	465	284
Prepaid expenses and other assets	5	(170)
Accounts payable	47	87
Accrued liabilities	(44)	(184)
Accrued income taxes	(203)	(265)
Net cash (used in) operating activities	(367)	(116)
Cash flows from investing activities:
Purchases of property, plant and equipment	(177)	(123)
Acquisition of Conductive Transfers and Global Print Solutions	(314)	—
Acquisition of Calman Technology Limited, net of cash acquired	—	(4,873)
Acquisition of SPEC and KWJ, net of cash acquired	—	111
Net cash (used in) investing activities	(491)	(4,885)
Cash flows from financing activities:
Payment of dividends on preferred stock	(400)	(400)
Repurchases of common stock	—	(350)
Net cash (used in) financing activities	(400)	(750)
Effect of exchange rate changes on cash	(99)	(36)
Net (decrease) in cash and cash equivalents	(1,354)	(5,787)
Cash and cash equivalents, beginning of period	4,304	10,091
Cash and cash equivalents, end of period	$2,950	$4,304
Supplemental disclosure of cash flow information:
Income taxes paid	$384	$487
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$1,200	$55

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) is a leading provider of sensors and printed electronics used extensively in Human-Machine Interface (“HMI”) devices and Internet-of-Things (“IoT”) solutions. Our broad product and technology portfolio encompasses force, piezo-electric, rugged HMI, wearable sensors for textiles and fabrics, gas sensors, instruments, and systems. Our blue-chip customers trust our products and solutions which span various markets, including industrial, medical, automotive, consumer, wearables, and IoT. Our technical and engineering expertise in materials science, manufacturing, embedded electronics, firmware, and software enables us to create and deliver high-quality, cost-effective custom solutions tailored to our customers’ unique requirements.

We serve our world-wide customer base from our corporate headquarters in Fremont, California, which is also our advanced and proprietary gas sensor production and product development facility; our Global Product Development and Materials Science Center and distribution and logistics center in Camarillo, California; our printed-electronics manufacturing facilities in Shenzhen, China; Irvine, Scotland; and Barnsley, England; our engineering, research and development center in Singapore; our technical sales office in Japan; our distribution and logistics center in Hong Kong; and our administrative and executive offices in Irvine, California and Bellevue, Washington. Our principal executive office is located at 48389 Fremont Boulevard, Suite 110, Fremont, California 94538 and our telephone number is (510) 244-0424. Our website address is www.interlinkelectronics.com.

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

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi; and the functional currency of our United Kingdom subsidiaries is the British pound sterling. The functional currency of our Hong Kong and Singapore subsidiaries is the United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods. Foreign currency transaction gains and losses are included in results of operations within other income (expense), net, for which net gains of $39,000 and $3,000 were recorded in the years ended December 31, 2024 and 2023, respectively.

Segment Reporting

The Company operates as a single operating and reportable segment: the design, development, and manufacture of sensor technologies. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews the performance of the Company as a whole and allocates resources based on overall performance.

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

Revenue for engineering services contracts and grants is recognized ratably over the contract term as the related performance obligations are satisfied. Progress toward completion is measured based on the ratio of costs incurred to total estimated costs at completion. This method reflects the pattern of transfer of control, as it aligns revenue recognition with the extent of work performed.

For the year ended December 31, 2024, the amount of revenue recognized at a point in time was approximately $10,867,000, and the amount of revenue recognized over time was approximately $812,000. For the year ended December 31, 2023, the amount of revenue recognized at a point in time was approximately $13,604,000, and the amount of revenue recognized over time was approximately $336,000. Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements.

Warranty

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. Warranty claims charges are recorded within cost of revenue as claims are incurred and honored. At each reporting period, we adjust our reserve for warranty claims (as either a charge or benefit to cost of revenue) based on our actual warranty claims experience as a percentage of revenue during the preceding 24 months, as an estimation of the total future warranty claims expected to be incurred and honored for goods sold through the end of the reporting period. We also consider the effect of known operations issues that may have an impact that differs from historical trends. Historically, our warranty returns have not been material.

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the years ended December 31, 2024 and 2023 were $67,000 and $48,000, respectively.

Stock-based Compensation

All stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, are recognized in the financial statements based on their respective grant-date (measurement date) fair values. We calculate the compensation cost of full-value awards such as restricted stock-based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. We are required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each option award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes option pricing model meets the accounting guidance requirements, the fair values generated by the Black-Scholes option pricing model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in 2021, and to a lesser extent in 2022 through 2024. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts. Investments with original maturity dates less than 90 days are classified as cash equivalents. Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash. All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China,the United Kingdom, Hong Kong and Singapore. Our balances in each country were insured at the maximum limit determined by each country. In the U.S., we had approximately $0 and $94,000 in excess of the Federal Deposit Insurance Corporation limit of $250,000 per depositor, per insured bank at December 31, 2024 and 2023, respectively. Approximately $1.3 million and $1.1 million held in banks in China at December 31, 2024 and 2023, respectively, was not insured. Approximately $420,000 and $1.1 million held in banks in the United Kingdom at December 31, 2024 and 2023, respectively, was not insured. Approximately $0 and $132,000 held in banks in Singapore at December 31, 2024 and 2023, respectively, was not insured. Approximately $12,000 and $40,000 held in banks in Hong Kong at December 31, 2024 and 2023, respectively, was not insured.

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

Intangible Assets, Net

Our intangible assets consist primarily of patents and trademarks and are carried at cost less accumulated amortization. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amount of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that an impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. As of December 31, 2024, we have not recognized any impairment losses for our intangible assets.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized but is tested for impairment at least annually or more frequently in events and circumstances exist that indicate that a goodwill impairment test should be performed. We have selected December 31 as the date to perform the annual impairment test. As of December 31, 2024, we have not recognized any impairment losses for our goodwill.

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

Subsequent Events

The Company has evaluated subsequent events through March 27, 2025, being the date these consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2024	2023

Inventories	(in thousands)
Raw materials	$1,608	$1,986
Work-in-process	179	232
Finished goods	222	258
Total inventories	$2,009	$2,476

	December 31,	December 31,
	2024	2023

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$1,972	$2,009
Leasehold improvements	500	412
	2,472	2,421
Less: accumulated depreciation	(2,061)	(2,108)
Total property, plant and equipment, net	$411	$313

Depreciation expense totaled $140,000 and $200,000 in 2024 and 2023, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)
Balance as of December 31, 2022	$650
Adjustment to goodwill, acquisition price allocation of SPEC/KWJ	(404)
Goodwill acquired in acquisition of Calman	2,064
Adjustment to goodwill, foreign currency exchange rate changes	151
Balance as of December 31, 2023	2,461
Goodwill acquired in acquisition of Conductive Transfers and Global Print Solutions	232
Adjustment to goodwill, foreign currency exchange rate changes	(35)
Balance as of December 31, 2024	$2,658

	Weighted
	Average
	Amortization	December 31,	December 31,
	Period	2024	2023

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 Years	$931	$935
Developed technology	3.5 Years	536	543
Customer relationships	6 Years	1,427	1,449
Non-compete agreements	4 Years	916	930
Order backlog	0.5 Years	22	22
In-process research and development	Indefinite	29	29
		3,861	3,908
Less: accumulated amortization		(1,987)	(1,254)
Total intangible assets, net		$1,874	$2,654

Amortization expense totaled $752,000 and $662,000 in 2024 and 2023, respectively. Future amortization on existing intangible assets over the next five years and thereafter is as follows:

Years ending December 31,	(in thousands)
2025	$664
2026	537
2027	330
2028	260
2029	54
Thereafter	29
$1,874

	December 31,	December 31,
	2024	2023

Accrued liabilities	(in thousands)
Accrued wages and benefits	$194	$204
Accrued vacation	146	185
Accrued other liabilities	37	103
Total accrued liabilities	$377	$492

Note 3 – Acquisitions

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

Acquisition of Conductive Transfers

On December 20, 2024, we acquired substantially all of the operating assets of Conductive Transfers Limited and Global Print Solutions Limited (collectively, “Conductive Transfers”), an England-based designer and manufacturer of wearables and smart textiles, conductive ink, and other printed electronics, pursuant to an Asset Sale Agreement (the “Asset Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Conductive Transfers International Limited, and Conductive Transfers. Under the terms of the Asset Purchase Agreement, the purchase price was GB£250,000 (approximately $314,000) which was paid to the sellers in cash on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date (in thousands). We are in the process of identifying and measuring the fair value of certain property and equipment assets and intangible assets, thus the provisional measurements of these assests and goodwill are subject to change.

Inventories	$19
Property and equipment	63
Net identifiable tangible assets acquired	82
Goodwill	232
Net assets acquired	$314

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Conductive Transfers. The goodwill is expected to be deductible for income tax purposes.

The following represents pro forma consolidated statement of operations information as if both Calman and Conductive Transfers had been included in our consolidated results for the full fiscal years ended December 31, 2024 and 2023 (unaudited):

	Pro Forma
	Year Ended December 31,
	2024	2023

	(in thousands)
Revenue	$12,336	$15,648
Net income (loss)	$(1,979)	$73

Note 4 – Series A Convertible Preferred Stock

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

Holders of the Series A Convertible Preferred Stock generally have no voting rights. Dividends on the Series A Convertible Preferred Stock accrue daily and are payable monthly in arrears on the 15th day of the calendar month, at the rate of 8.0% per annum of its liquidation preference, which is the equivalent to $2.00 per annum per share. Each share of Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $8.33 per common share, or three shares of common stock, at any time at the option of the holder, subject to certain customary adjustments. Holders of Series A Convertible Preferred Stock do not participate in common stock dividends, but such common stock dividends if and when declared would reduce the conversion price at which shares of Series A Convertible Preferred Stock would convert into common stock. The Company may elect to automatically convert some or all of the Series A Convertible Preferred Stock into shares of common stock at any time on or after April 22, 2022 if the closing price of the common stock equals or exceeds $10.00 (120% of the initial conversion price) for at least 20 out of 30 consecutive trading days ending within five trading days prior to the notice of automatic conversion. The Company may redeem, at the Company’s option, the Series A Convertible Preferred Stock, in whole or in part, at a cash redemption price of $27.50 plus accrued and unpaid dividends beginning April 22, 2022 through October 21, 2023, at a cash redemption price of $28.125 plus accrued and unpaid dividends beginning October 22, 2023 through October 21, 2024, and, at a cash redemption price of $28.75 plus accrued and unpaid dividends beginning October 22, 2024. If the Company exercises the foregoing redemption right, holders of the Series A Convertible Preferred Stock will have the right to convert such shares into shares of common stock at the conversion price until the redemption date specified in the redemption notice delivered by the Company.

The Company entered into a registration rights agreement with the investors pursuant to which the Company agreed to register for resale by the investors the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock. The registration statement was filed on December 10, 2021, and was declared effective on December 21, 2021.

Note 5 – Stock-Based Compensation

Under the terms of our 2016 Omnibus Incentive Plan, directors, officers and key employees could be granted restricted stock units and stock awards, as well as non-qualified or incentive stock options, at the discretion of the compensation committee of the Board of Directors.

All stock-based payments to directors and employees, including grants of stock options and stock purchase rights, are recognized in the financial statements based on their respective grant-date (measurement date) fair values. We calculate the compensation cost of full-value awards such as restricted stock units and stock awards based on the market value of the underlying stock at the date of the grant. The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option pricing model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility used to estimate the fair value of options granted is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding.

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

The stock-based compensation expense recorded in the years ended December 31, 2024 and 2023 is comprised of $15,000 in each of 2024 and 2023 for shares of common stock issued to members of the Board of Directors as partial compensation for their service as a director, and approximately $19,000 in 2024 for the restricted stock units described below.

In May 2024, the compensation committee of the Company’s Board of Directors approved the Company’s grant of 31,250 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. A summary of the status of the Company’s nonvested restricted stock units as of and for the year ended December 31, 2024, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2024	—	$—
Granted	31,250	4.35
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2024	31,250	$4.35

As of December 31, 2024, there was approximately $117,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 4.1 years.

Note 6 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023

	(in thousands, except per share data)
Net loss	$(1,984)	$(383)
Less: Preferred stock dividends	(400)	(400)
Net loss applicable to common stockholders	$(2,384)	$(783)

Weighted average common shares outstanding – basic	9,862	9,887
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—
Weighted average common shares outstanding – diluted	9,862	9,887

Earnings (loss) per common share, basic	$(0.24)	$(0.08)
Earnings (loss) per common share, diluted	$(0.24)	$(0.08)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	600	600
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	31	—

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would be anti-dilutive due to the net losses and/or due to the $8.33 conversion price being higher than the average market price of the common stock. 31,250 restricted stock units (relating to the same number of shares of common stock) were outstanding for 2024 but were not included in the computation of diluted earnings (loss) per share for 2024 because their effect would be anti-dilutive due to the net losses.

Note 7 – Income Taxes

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

The components of earnings before income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Income (loss) before income taxes:
Domestic	$(2,043)	$(846)
Foreign	86	571
	$(1,957)	$(275)

Income tax provision consists of the following for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Income tax provision (benefit):
Current
Federal	$9	$27
State	1	10
Foreign	187	154
Total current	197	191
Deferred:
Federal	—	—
State	—	—
Foreign	(170)	(83)
Total deferred	(170)	(83)
Total income tax provision	$27	$108

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2024		2023
	$	%	$	%

	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$(411)	21.0%	$(57)	21.0%
State tax expense net of federal tax benefit	(131)	6.7%	(54)	19.6
Foreign taxes	3	(0.2)%	23	(8.4)
Other	(8)	0.5%	49	(17.8)
Change in valuation allowance	574	(29.3)	147	(53.4)
Income tax provision	$27	(1.4)%	$108	(39.3)%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Deferred taxes, net
Net operating loss carryforward	$696	$235
Accruals	41	52
Reserves	147	150
Property, plant and equipment, and intangible assets	288	194
Stock-based compensation expense	90	85
Other	34	7
Total deferred tax assets	1,296	723
Valuation allowance	(1,214)	(640)
Net deferred tax assets	$82	$83

Property, plant and equipment, and intangible assets	(456)	(626)
Net deferred tax liabilities	$(456)	$(626)

Deferred taxes are recorded for the following net operating losses (“NOLs”) that can be used in future tax years:

	December 31,	December 31,
	2024	2023

	(in millions)
Net operating losses
Federal	$—	$0.5
State	3.6	1.9
Foreign	2.1	—
	$5.7	$2.4

The federal and state NOLs expire at various dates between 2025 through 2031. Foreign NOLs are related to the jurisdiction of Hong Kong and may be carried forward indefinitely.

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of December 31, 2024, $29.7 million of the federal NOLs and $13.7 million of the state NOLs are subject to annual limitations due to the February 2010 ownership change, at approximately $71,000 per year. Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote off the related deferred tax assets during the year ended December 31, 2015. Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense. At December 31, 2024, the gross NOLs without regard to this permanent write-off is $29.7 million for federal and $13.7 million for state. A roll-forward of the NOLs for which deferred tax assets are recorded is as follows:

	Year Ended December 31,
	2024	2023

	(in millions)
Net operating losses
Balance at January 1,	$2.4	$1.9
NOL generated (utilized)	—	0.5
NOL expired unused	—	—
Other, including changes in foreign currency exchange rates	3.3	—
Balance at December 31,	$5.7	$2.4

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both December 31, 2024 and 2023, while no valuation allowance on foreign deferred tax assets was necessary at both December 31, 2024 and 2023. One objective negative piece of evidence we evaluated was our cumulative domestic loss incurred over the three-year periods ended December 31, 2024 and 2023. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2024 and 2023, a valuation allowance of $1,214,000 and $640,000, respectively, was recorded against our domestic deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $3.0 million of cash at December 31, 2024, $1.8 million was held by our foreign subsidiaries. If these funds are needed for U.S. operations or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns after 2021 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Generally, state and foreign income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

Note 8 – Significant Customers, Concentrations of Credit Risk and Geographic Information

We manage and operate our business through one operating segment.

Revenue from customers comprising at least 10% of total revenue are as follows:

	Year Ended December 31,
	2024	2023
Customer A	15%	12%
Customer B	12%	22%
Customer C	* %	10%

* less than 10% of total revenue

Revenue by geographic area are as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
United States	$5,160	$6,726
Asia and Middle East	2,623	4,022
Europe and other	3,896	3,192
Revenue	$11,679	$13,940

Revenue by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis and accounts deemed to have credit risk are fully reserved. At December 31, 2024, one customer accounted for 41% of total accounts receivable. At December 31, 2023, two customers accounted for 35% and 16% of total accounts receivable. Our allowance for credit losses was $0 at both December 31, 2024 and 2023.

Our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
United States	$1,440	$733
Europe	4,446	4,784
Asia	331	217
Total long-lived assets	$6,217	$5,734

Note 9 – Retirement Savings Plan

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute up to 100% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits. The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $5,000 per participant per year. All contributions, including the Company match, are vested immediately. Our matching contributions to the plan were $89,000 in 2024, and $69,000 in 2023.

Note 10 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Acting Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a facilities agreement with Qualstar to allow Qualstar to use a portion of our Irvine, California and Bellevue, Washington office facilities, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Qualstar also has a facilities agreement with us to allow us to use of a portion of its Camarillo, California office and warehouse facility, for which we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have various consulting agreements with Qualstar for certain of our respective employees and/or independent contractors that provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Year Ended December 31,
	2024		2023
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$2	$32	$5	$—
Billed (or accrued) to Qualstar by Interlink	450	—	760	—
Paid by Qualstar to Interlink	(444)	—	(763)	—
Billed (or accrued) to Interlink by Qualstar	—	158	—	132
Paid by Interlink to Qualstar	—	(178)	—	(100)
Balance at December 31,	$8	$12	$2	$32

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

	Year Ended December 31,
	2024		2023
	Due from BKF Capital	Due to BKF Capital	Due from BKF Capital	Due to BKF Capital

	(in thousands)
Balance at January 1,	$2	$—	$2	$—
Billed (or accrued) to BKF Capital by Interlink	8	—	43	—
Paid by BKF Capital to Interlink	(10)	—	(43)	—
Billed (or accrued) to Interlink by BKF Capital	—	75	—	193
Paid by Interlink to BKF Capital	—	(75)	—	(193)
Balance at December 31,	$—	$—	$2	$—

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the years ended December 31, 2024 and 2023 was 9.50% and 5.50%, respectively.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2024, we have not recognized any impairment losses for our ROU assets.

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

In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. In March 2024 we extended the term of this lease through May 2025 for the same approximately $4,000 per-month rental fee, and in March 2025 we extended the term of this lease through December 31, 2025 for the same approximately $4,000 per-month rental fee. Our Irvine, California office is used for executive offices, sales, finance and administration. We previously occupied a 4,351 square-foot office space in Irvine, California from June 2020 to May 2023 under a sublease agreement for approximately $6,000 per month, plus common area maintenance costs.

In April 2024, we entered into a sublease agreement to sublease 2,480 square feet of office space in Bellevue, Washington for approximately $9,000 per month for a term commencing July 2024 and ending October 2027. Our Bellevue, Washington office is used for executive offices, sales and administration.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2024, we renewed this lease for the period June 2024 through May 2026 for approximately $8,000 per month. In May 2024, we also leased an additional 7,287 square-foot manufacturing facility in Shenzhen, China for the same June 2024 through May 2026 period for approximately $3,000 per month.

We lease a 10,635 square-foot manufacturing facility and administrative offices in Newark, California. In February 2024, we renewed this lease for the period March 2024 through February 2025 for approximately $19,000 per month. In March 2024, we entered into a new lease for a 5,183 square-foot facility in Fremont, California for a five-year and three-month period commencing May 1, 2024 for $10,625 per month, escalating 3.5% annually, plus a share of common area operating expenses.

We lease a 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends February 2028.

We use a 10,786 square-foot manufacturing facility and administrative offices in Barnsley, England subject to a temporary premise license agreement for the period from January 2025 to June 2025 for approximately $8,000 per month.

We lease a 275 square-foot engineering and administrative office in Singapore for approximately $1,000 per month. This lease term ends June 2025.

We lease a 3,000 square-foot distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2025.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1,000 per month. This lease term ends November 2026.

As of December 31, 2024, the Company had current and long-term lease liabilities of $352,000 and $777,000, respectively, and ROU assets of $1,064,000. As of December 31, 2023, the Company had current and long-term lease liabilities of $126,000 and $33,000, respectively, and ROU assets of $143,000. Future imputed interest as of December 31, 2024 totaled $199,000 (weighted average discount rate of 8.9%); and future imputed interest as of December 31, 2023 totaled $7,000 (weighted average discount rate of 7.2%). The weighted average remaining lease term of the Company’s leases as of December 31, 2024 is 2.2 years; and as of December 31, 2023 was 0.7 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2025	$442
2026	359
2027	282
2028	157
2029	88
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	1,328
Less: imputed interest	(199)
Present value of lease liabilities	$1,129

During the year ended December 31, 2024, we incurred approximately $697,000 in operating lease costs, including approximately $326,000 recorded in cost of revenue and approximately $371,000 recorded in operating expenses. During the year ended December 31, 2023, we incurred approximately $501,000 in operating lease costs, including approximately $211,000 recorded in cost of revenue and approximately $290,000 recorded in operating expenses.

Litigation

We are not party to any material legal proceedings at December 31, 2024. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption established for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

The following table provides information regarding our directors and executive officers as of December 31, 2024:

Name	Age	Company Position
Steven N. Bronson	59	Chairman of the Board, President, and Chief Executive Officer
Ryan J. Hoffman	46	Chief Financial Officer and Secretary
Joy C. Hou	49	Director
David J. Wolenski	63	Director
Maria N. Fregosi	59	Director

Executive Officers

Steven N. Bronson. Mr. Bronson has over 35 years of business and entrepreneurial experience. His successful background in investment banking, operations, and management has led him to acquire meaningful stakes in several promising technology companies and assume CEO roles. Mr. Bronson became the Chairman and CEO of Interlink Electronics, Inc. in 2010. Less than a year later, in 2011, he also took on the role of President, bringing both his operational and financial expertise to the company. Mr. Bronson focuses on strategic matters, mission-critical decisions, and the identification of potential acquisitions and business partnership opportunities.

In 2013, Mr. Bronson assumed the positions of President and CEO and became a director of Qualstar Corporation (OTCMKTS: QBAK), a high-quality tape library manufacturer, and its subsidiary N2Power, a manufacturer of high efficiency power supplies for diverse electronics industries. He immediately initiated a turnaround strategy, implementing cost-cutting measures and aggressive sales efforts. Since 2008, Mr. Bronson has held the position of Chairman of the Board, President, and CEO of BKF Capital Group, Inc. (OTCMKTS: BKFG) a publicly traded company operating through its wholly owned subsidiary, BKF Asset Holdings, Inc., which invests in publicly and privately owned businesses. In addition, Mr. Bronson served on the board of Mikron Infrared Instruments, Inc. from 1996 to 2000. During a restructuring period in 1998 and 1999, he was appointed Mikron’s Chairman and CEO. Mr. Bronson led the effort of recruiting a top-notch management team, eventually increasing the company’s revenue by 500 percent; it was sold in 2007. Mr. Bronson is also the Chairman of the Board, President, and Chief Executive Officer of Ridgefield Acquisition Corp. (OTCMKTS: RDGA) since 1996. Ridgefield Acquisition Corp. is a public shell that is seeking a merger, acquisition, or business combination with a viable operating entity.

Ryan J. Hoffman. Mr. Hoffman has served as our Chief Financial Officer since 2020, joining Interlink with more than two decades of auditing and professional services experience accrued at two top global public accounting firms. He previously spent 16 years at the accounting firm RSM US LLP and was a partner there for his last five years. At RSM, he successfully led audits of global companies in industries that include technology, consumer products, and manufacturing, and cultivated a specialization in software and multiple-element revenue recognition accounting and auditing. Prior to that, he worked for the Big Four accounting firm Ernst & Young. Mr. Hoffman graduated with a degree in accounting from Chapman University and is a licensed CPA (inactive). He is also the Acting Chief Financial Officer of Qualstar Corporation and the Chief Financial Officer of BKF Capital Group, Inc.

Non-Employee Directors

Maria N. Fregosi. Ms. Fregosi joined our Board in February 2021. Ms. Fregosi presently serves as Executive Vice President – Operations at Lennar Mortgage, a division of Lennar Corporation (NYSE:LEN and LEN.B), with a focus on the finance and secondary market divisions. She previously served as Chief Investment Officer and founding member of Homepoint (NASDAQ: HMPT), a national residential mortgage originator and servicer, where she was responsible for the company’s balance sheet, servicing asset, correspondent division and investments. Prior to her tenure at Homepoint, Ms. Fregosi held a number of finance positions at a variety of firms, including Catalyst Financial, BKF Capital Group and ABN AMRO Bank. She earned an MBA in finance from the University of Rochester’s Simon School and graduated summa cum laude with a BA in Economics from SUNY Buffalo State College.

Ms. Fregosi was selected to serve on our Board of Directors because of her extensive business experience in working with publicly held companies in the investment banking and financial services industries.

Joy C. Hou. Ms. Hou joined our Board in 2020. Ms. Hou presently serves as the COO and Head of Hospitality at Inhabitr, an AI powered furnishing platform for commercial real estate. Prior to joining Inhabitr, Ms. Hou was the Head of Product Development for Real Assets in Americas at Apex Group, one of the largest solution providers for financial institutions globally, with $3 trillion of assets under administration. In addition, she is the cofounder and CEO of MREN, a cloud-based commercial real estate market network. Ms. Hou spent 10 years on Wall Street (DLJ, Lehman, Barclays), where she closed $10 billion in RE transactions. She has also spent time in leadership positions in the information technology and service industries. She brings valuable experience to the board and a wealth of business development skills, including investor relations, management, structured finance, dispositions, and joint ventures. She is a proud graduate of Cornell University and continues to give back to her alma mater as a volunteer board director of the Cornell Asian Alumni Association.

Ms. Hou was selected to serve on our Board of Directors because of her extensive business experience in working with technology companies, as both a Wall Street banker and entrepreneur.

David J. Wolenski. Mr. Wolenski joined our Board in 2020. Mr. Wolenski serves as President of Electro-Mechanical Products, Inc., a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the semiconductor, laser, and medical device industries. From 1996 to 2000, he served as CEO of OZO Automation, a public company that designed and produced robotic workstations used in the manufacture of cell phones and related electronic subsystems. Mr. Wolenski also serves as Chairman of the Board of Qualstar Corporation. Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder and an MBA from the University of Colorado at Denver.

Mr. Wolenski was selected to serve on our Board of Directors because of his senior executive management experience at privately held and publicly held manufacturing companies and his prior experience as a director of other companies.

Code of Ethics

Interlink has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Exchange Act, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is posted on the “Investors” section of our website at www.interlinkelectronics.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to our Chief Financial Officer at Interlink Electronics, Inc., 48389 Fremont Boulevard, Suite 110, Fremont, California 94538.

Insider Trading Policies and Procedures

Interlink maintains an insider trading policy governing the purchase, sale, and other dispositions of Interlink’s securities by all directors, officers, and employees, and certain consultants, agents and independent contractors of Interlink and its subsidiaries. In addition, with regard to Interlink trading in its own securities, we comply with the federal securities laws and the applicable exchange listing requirements. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

A stockholder of record can nominate a candidate directly for election to the board by complying with the rules and regulations of the Securities and Exchange Commission. An eligible stockholder who wishes to submit a nomination should review the statutory requirements for nominations by stockholders. Any nomination should be sent in writing to the company, addressed to the attention of the Secretary at Interlink Electronics, Inc., 48389 Fremont Boulevard, Suite 110, Fremont, California 94538. The notice must comply with applicable federal and state law.

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

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2024 and 2023. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Exchange Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. During 2024, only two persons served as executive officers of Interlink.

			All Other
		Salary	Compensation(1)	Total
Name and Principal Position	Year	($)	($)	($)
Steven N. Bronson	2024	293,955	1,677	295,632
Chief Executive Officer, President, and Chairman of the Board	2023	300,000	1,677	301,677

Ryan J. Hoffman(2)	2024	154,059	4,189	158,247
Chief Financial Officer	2023	112,417	3,142	115,559
(1)	Consists of the taxable cost of group term life insurance coverage, 401(k) employer matching contributions, and other miscellaneous compensation.
(2)	Mr. Hoffman also serves as Acting Chief Financial Officer for Qualstar Corporation and Chief Financial Officer for BKF Capital Group, Inc. Accordingly, a portion his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to Interlink, Qualstar Corporation, and BKF Capital Group, Inc. The amounts presented in this table represent the net portion of his compensation charged to and incurred by Interlink.

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

Pursuant to his employment agreement, Mr. Bronson receives an annual base salary, currently $278,100, and is entitled to earn and receive bonus compensation based upon the achievement of performance goals, as determined by our compensation committee, in accordance with a bonus plan adopted by us for the applicable year. Mr. Bronson also is entitled to participate in our benefit plans, including health insurance, life insurance, disability insurance, and retirement plans.

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

Ryan J. Hoffman

We entered into an employment arrangement with Ryan J. Hoffman, our Chief Financial Officer, in November 2020. The employment arrangement provides for an annual base salary, which currently is $252,350 (including compensation received from Qualstar Corporation and BKF Capital Group, Inc.), and a discretionary annual bonus. Because Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation and BKF Capital Group, Inc., a portion of his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to Interlink, Qualstar Corporation, and BKF Capital Group, Inc. Mr. Hoffman’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Mr. Hoffman is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

Adoption of Compensation Recovery Policy

The Nasdaq Stock Market LLC (“Nasdaq”) Rule 5635 relates to the recovery of erroneously awarded compensation, commonly referred to as a “clawback” policy. Pursuant to Nasdaq Rule 5635, companies listed on Nasdaq are required to adopt and disclose a policy for the recovery of incentive-based compensation in the event of a financial restatement due to material noncompliance with financial reporting requirements.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2024.

401(k) Plan

We maintain a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The Company makes matching contributions in an amount equal to 50% of the participant’s deferral contributions, up to $5,000 per participant per year.

Non-Employee Director Compensation

Director Compensation Table

The following table details the total compensation earned by our non-employee directors in fiscal year 2024:

	Fees Earned or
	Paid in Cash	Stock Awards(1)(2)	Total
Director	($)	($)	($)
Joy C. Hou	10,000	5,000	15,000
David J. Wolenski	10,000	5,000	15,000
Maria N. Fregosi	10,000	5,000	15,000
(1)	Represents awards of our common stock. These amounts represent the grant-date fair value of the stock awards granted in fiscal year 2024 determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the director, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(2)	On July 15, 2024, each of Ms. Hou, Mr. Wolenski and Ms. Fregosi received 1,282 shares of our common stock as partial payment of their annual compensation for service on our Board of Directors.

No director held stock options or restricted stock awards as of December 31, 2024.

Outside Director Compensation Policy

Our Board of Directors has adopted a policy for the compensation for our non-employee directors, or the Outside Directors. Outside Directors will receive compensation in the form of equity and cash, as described below:

●	Initial Equity Award. Each person who first becomes an Outside Director will be granted common stock with a grant - date fair value equal to $5,000. These awards will be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became an Outside Director.
●	Annual Equity Award. Annually, on July 15, each Outside Director who has served on our Board of Directors for at least the preceding six months will be granted common stock with a grant-date fair value equal to $5,000.
●	Cash Compensation. Each Outside Director receives an annual retainer of $10,000 in cash (the “Annual Fee”) for serving on our Board of Directors. The Annual Fee is paid in quarterly installments to each Outside Director who has served in the relevant capacity for the immediately preceding fiscal quarter no later than 30 days following the end of such preceding fiscal quarter. An Outside Director who has served in the relevant capacity for only a portion of the immediately preceding fiscal quarter will receive a prorated payment of the quarterly payment of the Annual Fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2024, for:

●	each of our named executive officers;
●	each of our directors;
●	all of our executive officers and directors as a group; and
●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

We have based percentage ownership of our common stock on 9,860,355 shares of our common stock outstanding as of December 31, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2024, as well as all shares of common stock issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of December 31, 2024. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Interlink Electronics, Inc., 48389 Fremont Boulevard, Suite 110, Fremont, California 94538.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Steven N. Bronson(1)	8,192,719	83.1%
Ryan J. Hoffman	—	—
Joy C. Hou(2)	20,181	0.2%
David J. Wolenski	6,306	0.1%
Maria N. Fregosi	4,945	0.1%
All executive officers and directors as a group (5 persons)	8,224,151	83.4%

Other 5% Stockholders:
BKF Asset Holdings, Inc.(3)	1,490,487	15.1%
(1)	Consists of (i) 340,350 shares held by Mr. Bronson individually, (ii) 6,033,210 shares held by SB4 Investments, LLC, of which Mr. Bronson is the managing member, (iii) 1,490,487 shares held by BKF Asset Holdings, Inc., (iv) 309,000 shares held separately by Mr. Bronson’s former spouse, and (v) 19,672 shares of common stock held separately by Mr. Bronson’s parents. Mr. Bronson has voting and/or dispositive power over the shares held by his former spouse and his parents. BKF Asset Holdings, Inc. is a wholly owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.
(2)	Consists of (i) 13,056 shares of common stock held by Ms. Hou jointly with her spouse and (ii) 7,125 shares of common stock held by Ms. Hou’s minor child.
(3)	BKF Asset Holdings, Inc. is a wholly owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson, Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., has voting and dispositive power with respect to these securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2024.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	31,250	—	2,276,565
Equity compensation plans not approved by security holders	—	—	—
Total	31,250	—	2,276,565
(1)	Consists of our 2016 Omnibus Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions, and series of related transactions, since January 1, 2023 to which we were or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at December 31, 2024 and 2023; and
●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.

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

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 or 1% of our average total assets at December 31, 2024 and 2023 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Cost Sharing Arrangements

We have entered into the following cost sharing arrangements with Qualstar and BKF Capital:

Irvine, California Facility: We have facilities agreements with both Qualstar and BKF Capital to allow each the use of a portion of the office leased by us in Irvine, California, and we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2024 and 2023, we billed Qualstar $19,000 and $37,000, respectively, for Qualstar’s use of our Irvine office facility. For the years ended December 31, 2024 and 2023, we billed BKF Capital $4,000 and $5,000, respectively, for BKF Capital’s use of our Irvine office facility.

Bellevue, Washington Facility: We have a facilities agreement with Qualstar to allow it the use of a portion of the office leased by us in Bellevue, Washington, and we have agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2024 and 2023, we billed Qualstar $17,000 and $0, respectively, for Qualstar’s use of our Bellevue office facility.

Camarillo, California Facility: We have a facilities agreement with Qualstar to allow us to use a portion of the office and warehouse facility leased by Qualstar in Camarillo, California, and we have agreed to split substantially all rent and lease related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2024 and 2023, we incurred $79,000 and $75,000, respectively, for our use of Qualstar’s Camarillo facility.

Los Angeles, California Facility: Until the termination of the lease for such facility in August 2023, we had a facilities agreement with Qualstar to allow it the use of a portion of the office previously leased by us in Los Angeles, California, and we had agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the year ended December 31, 2023, we billed Qualstar $9,000 for Qualstar’s use of our former Los Angeles office facility.

Consulting Agreements

We have entered into various consulting agreements with Qualstar and BKF Capital. Pursuant to the consulting agreements, certain of the parties’ respective employees and independent contractors provide operational, sales, marketing, general and administrative services to the other entity. Interlink provided such consulting services to Qualstar in the amounts of $335,000 and $671,000 for the years ended December 31, 2024 and 2023, respectively. Interlink did not provided consulting services to BKF Capital for the years ended December 31, 2024 and 2023. Qualstar provided such consulting services to Interlink in the amounts of $58,000 and $22,000 for the years ended December 31, 2024 and 2023, respectively. BKF Capital provided such consulting services to Interlink in the amounts of $35,000 and $73,000 for the years ended December 31, 2024 and 2023, respectively.

M&A Advisory Consulting Agreement

Until the termination of the consulting agreement in April 2024, we had entered into a M&A advisory consulting services agreement with Bronson Financial LLC, a wholly owned subsidiary of BKF Capital, pursuant to which Bronson Financial LLC provided mergers and acquisitions advisory consulting services to Interlink for $10,000 per month. For years ended December 31, 2024 and 2023, we incurred $40,000 and $120,000, respectively, for services rendered under this agreement.

Expense Reimbursements

Additionally, the parties occasionally pay expenses on behalf of one another, for which each party reimburses the other party correspondingly. We incurred reimbursable expenses on behalf of Qualstar in the amounts of $79,000 and $43,000 for the years ended December 31, 2024 and 2023, respectively. We incurred reimbursable expenses on behalf of BKF Capital in the amounts of $4,000 and $38,000 for the years ended December 31, 2024 and 2023, respectively. Qualstar incurred reimbursable expenses on behalf of us in the amounts of $21,000 and $35,000 for the years ended December 31, 2024 and 2023, respectively. BKF Capital did not incur any reimbursable expenses on behalf of us in the years ended December 31, 2024 and 2023.

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

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid to LMHS, P.C. for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the audit committee.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed to us by LMHS, P.C. for professional services for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$181,000	$175,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	50,000
Total Fees	$181,000	$225,000
(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.
(2)	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements.
(3)	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.
(4)	“All Other Fees” relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

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

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.2.1	Certificate of Amendment of Certificate of Designations of Series A preferred Stock	8-K	001-37659	3.1	November 23, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
4.2	Description of Securities	10-K	001-37659	4.2	March 25, 2024
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016
10.2*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.3*	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
10.4*	Employment Offer Letter, dated November 4, 2020, between the Registrant and Ryan J. Hoffman	8-K	000-21858	10.1	November 17, 2020
19.1	Interlink Electronics, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of LMHS, P.C.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Interlink Electronics, Inc. Compensation Recovery Policy	10-K	001-37659	97.1	March 25, 2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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

Dated: March 27, 2025	Interlink Electronics, Inc.

	By:	/s/ Ryan J. Hoffman
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

Signature	Title	Date

/s/ Steven N. Bronson	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 27, 2025
Steven N. Bronson

/s/ Ryan J. Hoffman	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2025
Ryan J. Hoffman

/s/ Maria N. Fregosi	Director	March 27, 2025
Maria N. Fregosi

/s/ Joy C. Hou	Director	March 27, 2025
Joy C. Hou

/s/ David J. Wolenski	Director	March 27, 2025
David J. Wolenski