Form 10-Q
period 2025-03-31
INTERLINK ELECTRONICS INC
filed 2025-05-13
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

48389 Fremont Boulevard, Suite 110

Fremont, California 94538

(Address of principal executive offices, zip code)

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

As of May 13, 2025, the issuer had 9,864,214 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2025	2024

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$2,585	$2,950
Accounts receivable, net	1,640	1,612
Inventories	1,840	2,009
Prepaid expenses and other current assets	329	328
Total current assets	6,394	6,899
Property, plant and equipment, net	576	411
Intangible assets, net	1,807	1,874
Goodwill	2,491	2,658
Right-of-use assets	981	1,064
Deferred tax assets	124	82
Other assets	99	128
Total assets	$12,472	$13,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$767	$573
Accrued liabilities	292	377
Lease liabilities, current	357	352
Accrued income taxes	176	88
Total current liabilities	1,592	1,390

Long-term liabilities
Lease liabilities, long term	688	777
Deferred tax liabilities	427	456
Total long-term liabilities	1,115	1,233
Total liabilities	2,707	2,623

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both March 31, 2025 and December 31, 2024 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,864 shares issued and outstanding at both March 31, 2025 and December 31, 2024	10	10
Additional paid-in-capital	62,320	62,313
Accumulated other comprehensive income	185	15
Accumulated deficit	(52,752)	(51,847)
Total stockholders’ equity	9,765	10,493
Total liabilities and stockholders’ equity	$12,472	$13,116

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Revenue	$2,664	$3,124
Cost of revenue	1,715	1,871
Gross profit	949	1,253
Operating expenses:
Engineering, research and development	434	576
Selling, general and administrative	1,364	1,428
Total operating expenses	1,798	2,004
(Loss) from operations	(849)	(751)
Other income (expense), net	5	32
(Loss) before income taxes	(844)	(719)
Income tax expense (benefit)	(39)	22
Net (loss)	$(805)	$(741)

Net (loss) applicable to common stockholders	$(905)	$(841)
Earnings (loss) per common share – basic and diluted	$(0.09)	$(0.09)
Weighted average common shares outstanding – basic and diluted	9,864	9,860

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net (loss)	$(805)	$(741)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	170	(107)
Comprehensive (loss)	$(635)	$(848)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2024	200	$2	9,864	$10	$62,313	$15	$(51,847)	$10,493
Net (loss)	—	—	—	—	—	—	(805)	(805)
Stock-based compensation expense	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	170	—	170
Balance at March 31, 2025	200	$2	9,864	$10	$62,320	$185	$(52,752)	$9,765

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028
Net (loss)	—	—	—	—	—	—	(741)	(741)
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(107)	—	(107)
Balance at March 31, 2024	200	$2	9,860	$10	$62,279	$93	$(50,304)	$12,080

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net (loss)	$(805)	$(741)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	219	229
Stock-based compensation expense	7	—
Adjustment to reconcile operating lease expense to cash paid	—	(2)
Deferred income taxes	(84)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(1)	387
Inventories	183	(111)
Prepaid expenses and other assets	29	14
Accounts payable	206	505
Accrued liabilities	(106)	(74)
Accrued income taxes	81	54
Net cash provided by (used in) operating activities	(271)	222
Cash flows from investing activities:
Purchases of property, plant and equipment	(29)	(18)
Net cash (used in) investing activities	(29)	(18)
Cash flows from financing activities:
Payment of dividends on preferred stock	(100)	(100)
Net cash (used in) financing activities	(100)	(100)

Effect of exchange rate changes on cash	35	(41)
Net increase (decrease) in cash and cash equivalents	(365)	63
Cash and cash equivalents, beginning of period	2,950	4,304
Cash and cash equivalents, end of period	$2,584	$4,367

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$(39)	$6
Interest paid	—	—

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

We serve our world-wide customer base from a number of locations. Our corporate headquarters are located in Fremont, California, which is also where we have our advanced and proprietary gas sensor production and product development facility. Our Global Product Development and Materials Science Center and distribution and logistics center is located in Camarillo, California. We have printed-electronics manufacturing facilities in Shenzhen, China; Irvine, Scotland; and Barnsley, England. Our engineering, research and development center is located in Singapore; our technical sales office in Japan; and our distribution and logistics center in Hong Kong. Our administrative and executive office is located in Irvine, California. Our principal executive office is located at 48389 Fremont Boulevard, Suite 110, Fremont, California 94538 and our telephone number is (510) 244-0424. Our website address is www.interlinkelectronics.com.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intra-entity transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2025.

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

For the three months ended March 31, 2025, the amount of revenue recognized at a point in time was approximately $2,502,000, and the amount of revenue recognized over time was approximately $162,000. For the three months ended March 31, 2024, the amount of revenue recognized at a point in time was approximately $2,956,000, and the amount of revenue recognized over time was approximately $168,000. Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements.

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the three months ended March 31, 2025 and 2024 were $43,000 and $40,000, respectively.

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

Segment Reporting

We operate as a single operating and reportable segment: the design, development, and manufacture of sensor technologies. Our chief operating decision maker is the Company’s Chief Executive Officer, who reviews its performance as a whole and allocates resources based on overall performance.

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

Risk and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the rapid change in our industry; problems with the performance, reliability or quality of our products; loss of customers; impacts of doing business internationally, including foreign currency fluctuations, changes in the trade policies of countries in which we or our customers do business (including fluctuating tariff rates), and political instability; potential shortages of the supplies we use to manufacture our products; disruptions in our manufacturing facilities; changes in environmental directives impacting our manufacturing process or product lines; the development of new proprietary technology and the enforcement of intellectual property rights by or against us; our ability to attract and retain qualified employees; and our ability to raise additional capital.

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in fiscal 2021, and to a lesser extent in the years following. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

Subsequent Events

We have evaluated subsequent events through May 13, 2025, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	March 31,	December 31,
	2025	2024

Inventories	(in thousands)
Raw materials	$1,436	$1,608
Work-in-process	176	179
Finished goods	228	222
Total inventories	$1,840	$2,009

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2025	2024

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,175	$1,972
Leasehold improvements	516	500
	2,691	2,472
Less: accumulated depreciation	(2,115)	(2,061)
Total property, plant and equipment, net	$576	$411

Depreciation expense totaled $47,000 and $40,000 for the three months ended March 31, 2025 and 2024, respectively.

Intangible assets, net, consisted of the following:

	Weighted
	Average
	Amortization	March 31,	December 31,
	Period	2025	2024

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 years	$937	$931
Developed technology	3.5 years	605	536
Customer relationships	6 years	1,467	1,427
Non-compete agreements	4 years	942	916
Order backlog	0.5 years	—	22
In-process research and development	Indefinite	29	29
		3,980	3,861
Less: accumulated amortization		(2,173)	(1,987)
Total intangible assets, net		$1,807	$1,874

Amortization expense totaled $172,000 and $189,000 for the three months ended March 31, 2025 and 2024, respectively.

Years ending December 31,	(in thousands)
2025 (remainder of year)	$518
2026	563
2027	351
2028	279
2029	67
Thereafter	29
$1,807

The changes in the carrying amount of goodwill for the periods ended March 31, 2025 and 2024 are as follows:

(in thousands)
Balance as of January 1, 2025	$2,658
Adjustment to goodwill, acquisition price allocation of Conductive Transfers	(232)
Adjustment to goodwill, foreign currency exchange rate changes	65
Balance as of March 31, 2025	$2,491

(in thousands)
Balance as of January 1, 2024	$2,461
Adjustment to goodwill, foreign currency exchange rate changes	(26)
Balance as of March 31, 2024	$2,435

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024

Accrued liabilities	(in thousands)
Accrued wages and benefits	$127	$194
Accrued vacation	141	146
Other accrued liabilities	24	37
Total accrued liabilities	$292	$377

Note 3 – Acquisition of Conductive Transfers

On December 20, 2024, we acquired substantially all of the operating assets of Conductive Transfers Limited and its affiliate Global Print Solutions Limited (collectively, “Conductive Transfers”), England-based designers and manufacturers of wearables and smart textiles, conductive ink, and other printed electronics, pursuant to an Asset Sale Agreement (the “Asset Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Conductive Transfers International Limited, and Conductive Transfers. Under the terms of the Asset Purchase Agreement, the purchase price was GB£250,000 (approximately $314,000) which was paid to the sellers in cash on the acquisition date.

The following table summarizes the fair values of the assets acquired at the acquisition date (in thousands).

Inventories	$21
Property and equipment	238
Net identifiable tangible assets acquired	259
Developed technology	55
Net assets acquired	$314

The following represents pro forma consolidated statement of operations information as if Conductive Transfers had been included in our consolidated results for the three-month periods ended March 31, 2025 and 2024 (unaudited):

	Pro Forma
	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$2,664	$3,311
Net (loss)	$(805)	$(736)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands, except per share data)
Net (loss)	$(805)	$(741)
Less: Preferred stock dividends	(100)	(100)
Net (loss) applicable to common stockholders	$(905)	$(841)

Weighted average common shares outstanding – basic	9,864	9,860
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—
Weighted average common shares outstanding – diluted	9,864	9,860

Earnings (loss) per common share, basic	$(0.09)	$(0.09)
Earnings (loss) per common share, diluted	$(0.09)	$(0.09)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	600	600
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	31	—

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would be anti-dilutive due to the net losses and/or due to the $8.33 conversion price being higher than the average market price of the common stock. 31,250 restricted stock units (relating to the same number of shares of common stock) were outstanding for 2025 but were not included in the computation of diluted earnings (loss) per share for those periods because their effect would be anti-dilutive due to the net loss.

Note 5 – Restricted Stock Units

The $7,000 of stock - based compensation expense recorded in the three months ended March 31, 2025 is for restricted stock units. In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 31,250 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. A summary of the status of the Company’s nonvested restricted stock units as of and for the three – month period ended March 31, 2025, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2025	31,250	$4.35
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2025	31,250	$4.35

As of March 31, 2025, there was approximately $114,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Note 6 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Revenues from customers equal to or greater than 10% of total revenues are as follows:

	Three Months Ended March 31,
	2025		2024
Customer A	22%		17%
Customer B	*	%	16%

*    Less than 10% of total revenues

Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
United States	$1,102	$1,445
Asia and Middle East	369	729
Europe and other	1,193	950
Revenue	$2,664	$3,124

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2025, two customers accounted for 36% and 11% of total accounts receivable. At December 31, 2024, one customer accounted for 41% of total accounts receivable. Our allowance for credit losses was approximately $40,000 and $34,000 at March 31, 2025 and December 31, 2024, respectively.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
United States	$1,348	$1,440
Europe	4,393	4,446
Asia	337	331
Total long-lived assets	$6,078	$6,217

Note 7 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Acting Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a mutual facilities sharing agreement with Qualstar under which we allow Qualstar to use a portion of our Irvine, California and Bellevue, Washington office facilities and Qualstar allows us to use of a portion of its Camarillo, California office and warehouse facility, in each case splitting substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have a mutual consulting agreement with Qualstar under which certain of our respective employees and/or independent contractors provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Three months ended March 31,
	2025		2024
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$8	$12	$2	$32
Billed (or accrued) to Qualstar by Interlink	121	—	76	—
Paid by Qualstar to Interlink	(118)	—	(65)	—
Billed (or accrued) to Interlink by BKF Capital	—	49	—	37
Paid by Interlink to BKF Capital	—	—	—	(44)
Balance at March 31,	$11	$61	$13	$25

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

	Three months ended March 31,
	2025		2024
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$—	$—	$2	$—
Billed (or accrued) to BKF Capital by Interlink	2	—	2	—
Paid by BKF Capital to Interlink	(2)	—	(3)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	56
Paid by Interlink to BKF Capital	—	—	—	(56)
Balance at March 31,	$—	$—	$1	$—

Note 8 – Income Taxes

Income taxes as a percentage of pre-tax loss was 4.6% for the three months ended March 31, 2025 versus 3.1% for the same quarter in the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended March 31, 2025 and 2024 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss and certain foreign losses due to the valuation allowances thereon.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal, state, and certain foreign deferred tax assets was necessary at both March 31, 2025 and December 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $2.6 million of cash at March 31, 2025, $1.9 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. No new right-of-use (“ROU”) assets were capitalized during the three months ended March 31, 2025 or 2024.

ROU assets for operating leases are periodically reduced by impairment losses. As of March 31, 2025, we have not recognized any impairment losses for our ROU assets.

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

We lease a 10,635 square - foot manufacturing facility and administrative offices in Newark, California. In February 2024, we renewed this lease for the period March 2024 through February 2025 for approximately $19,000 per month. In March 2024, we entered into a new lease for a 5,183 square - foot facility in Fremont, California for a five - year and three - month period commencing May 1, 2024 for $10,625 per month, escalating 3.5% annually, plus a share of common area operating expenses.

In June 2023, we entered into a lease agreement to lease 1,560 square feet of office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. The term of this lease has been extended through December 31, 2025 for the same rental amount. Our Irvine, California office is used for executive offices, sales, finance and administration.

In April 2024, we entered into a lease agreement for approximately 2,480 square feet of office space in Bellevue, Washington, at a monthly rent of approximately $9,000. This lease term begins in July 2024 and ends in October 2027. Subsequently, in March 2025, we entered into a sublease agreement with a third party for the same space at a monthly rate of approximately $10,000. The sublease term begins in March 2025 and also ends in October 2027.

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

We use a 10,786 square - foot manufacturing facility and administrative offices in Barnsley, England subject to a temporary premise license agreement for the period from January 2025 to June 2025 for approximately $8,000 per month.

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

As of March 31, 2025, we had current and long-term lease liabilities of $357,000 and $688,000, respectively, and right-of-use assets of $981,000. As of December 31, 2024, we had current and long-term lease liabilities of $352,000 and $777,000, respectively, and right of use assets of $1,064,000. Future imputed interest as of March 31, 2025 totaled $174,000 (weighted average discount rate of 8.9)%; and future imputed interest as of December 31, 2024 totaled $199,000 (weighted average discount rate of 8.9)%. The weighted average remaining lease term of the Company’s leases as of March 31, 2025 is 2.0 years; and as of December 31, 2024 was 2.2 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2025 (remainder of year)	$329
2026	360
2027	284
2028	158
2029	88
Total undiscounted future non-cancelable minimum lease payments	1,219
Less: imputed interest	(174)
Present value of lease liabilities	$1,045

During the three months ended March 31, 2025, we incurred approximately $133,000 in operating lease costs, of which 73,000 are included in cost of revenue and $60,000 are included in operating expenses in our condensed consolidated statements of operations.

During the three months ended March 31, 2024, we incurred approximately $124,000 in operating lease costs. Operating lease costs of $67,000 are included in cost of revenue, and $57,000 are included in operating expenses in our condensed consolidated statements of operations for the three months ended March 31, 2024.

Litigation

We are not party to any legal proceedings as of March 31, 2025. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Our principal products are:

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including consumer electronics, automotive, industrial and medical. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Through our 2023 acquisition of Calman, which brought us over 25 years of HMI design and manufacturing expertise as a leading provider of specialized printed electronics, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems. Additionally, through our 2024 acquisition of Conductive Transfers, which deepened our innovative patented processes for integration of printed electronic technologies, we offer functional e-textiles and wearable technology, including heated clothing and personal protection equipment, and other products in development for medical and automotive environments and other wearable form-factors.

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

We sell our products and solutions globally to a diverse array of customers that include Fortune Global 500 companies with the world’s most recognizable brands, as well as start-ups, design houses, original design and equipment manufacturers, and universities. Our technology has been deployed in the consumer electronics, automotive, industrial automation, medical, defense and environmental monitoring markets. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and Japan allows us to broadly provide sales and engineering support services to our existing and future worldwide customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Fremont, California; Irvine, Scotland; and Barnsley, England. We control 100% of the manufacturing and shipping process, which enables us to respond quickly to customer product demand and design requirements.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2025. There have been no changes to our critical accounting policies and estimates described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued and Adopted Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and concluded they are all not applicable or not expected to be material to our financial statements.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of operations data for the periods indicated. The percentages in the table are based on revenues.

	Three Months Ended March 31,
	2025		2024
	$	%	$	%

	(in thousands, except percentages)
Revenue	$2,664	100.0%	$3,124	100.0%
Cost of revenue	1,715	64.4%	1,871	59.9%
Gross profit	949	35.6%	1,253	40.1%
Operating expenses:
Engineering, research and development	434	16.3%	576	18.4%
Selling, general and administrative	1,364	51.2%	1,428	45.7%
Total operating expenses	1,798	67.5%	2,004	64.1%
(Loss) from operations	(849)	(31.9)%	(751)	(24.0)%
Other income (expense), net	5	0.2%	32	1.0%
(Loss) before income taxes	(844)	(31.7)%	(719)	(23.0)%
Income tax expense (benefit)	(39)	(1.5)%	22	0.7%
Net (loss)	$(805)	(30.2)%	$(741)	(23.7)%

Comparison of Three Months Ended March 31, 2025 and 2024

Revenue by the markets we serve is as follows:

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$714	26.8%	$1,185	37.9%	$(471)	(39.7)%
Industrial	589	22.1%	677	21.7%	(88)	(13.0)%
Consumer	11	0.4%	132	4.2%	(121)	(91.7)%
Standard	1,350	50.7%	1,130	36.2%	220	19.5%
Revenue	$2,664	100.0%	$3,124	100.0%	$(460)	(14.7)%

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

Revenues were down in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from customers in all of the custom markets into which we sell, and were up from customers of our standard products. The decrease in revenue from customers in all custom markets was due to decreased shipments of our force-sensing and gas-sensing products and solutions resulting from lower customer demand. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on their projects and building plans.

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$949	35.6%	$1,253	40.1%	$(304)	(24.3)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage were down during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due primarily to lower revenues and also in part to changes in product and customer mix.

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$434	16.3%	$576	18.4%	$(142)	(24.7)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, and on custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended March 31, 2025 were down compared to the three months ended March 31, 2024 due to decreased engineering employee and consultant compensation costs.

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,364	51.2%	$1,428	45.7%	$(64)	(4.5)%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses, communication expenses, and intangible asset amortization expense. Selling, general and administrative costs for the three months ended March 31, 2025 were down slightly compared to the three months ended March 31, 2024 due to lower sales and administrative compensation expense on lower headcount and lower professional services expenses, offset in part by higher facilities costs.

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$5	0.2%	$32	1.0%	$(27)	(84.3)%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended March 31, 2025 was comprised of $6,000 of interest income, offset by $1,000 of foreign currency transaction losses, while other income (expense) for the three months ended March 31, 2024 was comprised of $14,000 of interest income, and $18,000 of foreign currency transaction gains.

Income taxes as a percentage of pre-tax loss was 4.6% for the three months ended March 31, 2025 versus 3.1% for the three months ended March 31, 2024. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended March 31, 2025 and 2024 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss and certain foreign losses due to the valuation allowances thereon.

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

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have historically been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of March 31, 2025, we had cash and cash equivalents of $2.6 million, working capital of $4.8 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $2.6 million of cash, $1.9 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$(271)	$222
Net cash (used in) investing activities	(29)	(18)
Net cash (used in) financing activities	(100)	(100)

Net Cash Provided By (Used In) Operating Activities

For the three months ended March 31, 2025, the $271,000 of cash used in operating activities was attributable to net loss of $805,000, adjusted for non-cash charges of $142,000 and cash provided by changes in operating assets and liabilities of $392,000. For the three months ended March 31, 2024, the $222,000 of cash provided by operating activities was attributable to net loss of $741,000, adjusted for non-cash charges of $188,000 and cash provided by changes in operating assets and liabilities of $775,000.

Accounts receivable was unchanged at $1.6 million at both December 31, 2024 and March 31, 2025, resulting from lower shipments during the first quarter of 2025 compared to the fourth quarter of 2024, and slightly higher days-sales outstanding at March 31, 2025 (55) compared to December 31, 2024 (42). Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories were down slightly from $2.0 million at December 31, 2024 to $1.8 million at March 31, 2025. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were substantially unchanged at $328,000 at December 31, 2024 and $329,000 at March 31, 2025; this balance fluctuates with the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes increased from $1.0 million at December 31, 2024 to $1.2 million at March 31, 2025; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $29,000 for the three months ended March 31, 2025, and $18,000 for the three months ended March 31, 2024, consisted of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $100,000 for each of the three months ended March 31, 2025 and 2024 consisted of payment of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes to such risk factors during the three months ended March 31, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: May 13, 2025	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)