Form 10-Q
period 2025-06-30
INTERLINK ELECTRONICS INC
filed 2025-08-13
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, the issuer had 9,864,214 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2025	2024

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$2,329	$2,950
Accounts receivable, net	2,130	1,612
Inventories	1,651	2,009
Prepaid expenses and other current assets	314	328
Total current assets	6,424	6,899
Property, plant and equipment, net	552	411
Intangible assets, net	1,723	1,874
Goodwill	2,626	2,658
Right-of-use assets	931	1,064
Deferred tax assets	160	82
Other assets	94	128
Total assets	$12,510	$13,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$501	$573
Accrued liabilities	312	377
Lease liabilities, current	353	352
Accrued income taxes	256	88
Total current liabilities	1,422	1,390

Long-term liabilities
Lease liabilities, long term	641	777
Deferred tax liabilities	408	456
Total long-term liabilities	1,049	1,233
Total liabilities	2,471	2,623

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both June 30, 2025 and December 31, 2024 ($5.0 million liquidation preference)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 9,864 shares issued and outstanding at both June 30, 2025 and December 31, 2024	10	10
Additional paid-in-capital	62,327	62,313
Accumulated other comprehensive income	452	15
Accumulated deficit	(52,752)	(51,847)
Total stockholders’ equity	10,039	10,493
Total liabilities and stockholders’ equity	$12,510	$13,116

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Revenue	$3,414	$2,898	$6,078	$6,022
Cost of revenue	1,876	1,593	3,591	3,464
Gross profit	1,538	1,305	2,487	2,558
Operating expenses:
Engineering, research and development	363	510	797	1,086
Selling, general and administrative	1,109	1,108	2,473	2,536
Total operating expenses	1,472	1,618	3,270	3,622
Income (loss) from operations	66	(313)	(783)	(1,064)
Other income (expense), net	25	16	30	48
Income (loss) before income taxes	91	(297)	(753)	(1,016)
Income tax expense (benefit)	(9)	10	(48)	32
Net income (loss)	$100	$(307)	$(705)	$(1,048)

Net income (loss) applicable to common stockholders	$—	$(407)	$(905)	$(1,248)
Earnings (loss) per common share – basic and diluted	$—	$(0.04)	$(0.09)	$(0.13)
Weighted average common shares outstanding – basic and diluted	9,864	9,860	9,864	9,860

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net income (loss)	$100	$(307)	$(705)	$(1,048)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	267	(9)	437	(116)
Comprehensive income (loss)	$367	$(316)	$(268)	$(1,164)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2025	200	$2	9,864	$10	$62,320	$185	$(52,752)	$9,765
Net income	—	—	—	—	—	—	100	100
Stock-based compensation expense	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	267	—	267
Balance at June 30, 2025	200	$2	9,864	$10	$62,327	$452	$(52,752)	$10,039

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2024	200	$2	9,864	$10	$62,313	$15	$(51,847)	$10,493
Net (loss)	—	—	—	—	—	—	(705)	(705)
Stock-based compensation expense	—	—	—	—	14	—	—	14
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	437	—	437
Balance at June 30, 2025	200	$2	9,864	$10	$62,327	$452	$(52,752)	$10,039

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2024	200	$2	9,860	$10	$62,279	$93	$(50,304)	$12,080
Net (loss)	—	—	—	—	—	—	(307)	(307)
Stock-based compensation expense	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Balance at June 30, 2024	200	$2	9,860	$10	$62,284	$84	$(50,711)	$11,669

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2023	200	$2	9,860	$10	$62,279	$200	$(49,463)	$13,028
Net (loss)	—	—	—	—	—	—	(1,048)	(1,048)
Stock-based compensation expense	—	—	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	(116)	—	(116)
Balance at June 30, 2024	200	$2	9,860	$10	$62,284	$84	$(50,711)	$11,669

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net (loss)	$(705)	$(1,048)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	451	455
Stock-based compensation expense	14	5
Adjustment to reconcile operating lease expense to cash paid	(1)	21
Deferred income taxes	(161)	(86)
Changes in operating assets and liabilities:
Accounts receivable	(438)	684
Inventories	391	(102)
Prepaid expenses and other assets	55	56
Accounts payable	(114)	(125)
Accrued liabilities	(54)	(38)
Accrued income taxes	153	102
Net cash (used in) operating activities	(409)	(76)
Cash flows from investing activities:
Purchases of property, plant and equipment	(34)	(20)
Net cash (used in) investing activities	(34)	(20)
Cash flows from financing activities:
Payment of dividends on preferred stock	(200)	(200)
Net cash (used in) financing activities	(200)	(200)

Effect of exchange rate changes on cash	22	(48)
Net (decrease) in cash and cash equivalents	(621)	(344)
Cash and cash equivalents, beginning of period	2,950	4,304
Cash and cash equivalents, end of period	$2,329	$3,960

Supplemental disclosure of cash flow information:
Income taxes paid	$39	$14
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$31	$795

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“we”, “us”, “our”, “Interlink” or the “Company”) is a leading provider of sensors and printed electronics used extensively in Human-Machine Interface (“HMI”) devices and Internet-of-Things (“IoT”) solutions. Our broad product and technology portfolio encompasses force, piezo-electric, rugged HMI, wearable sensors for textiles and fabrics, gas sensors, instruments, and systems. Our customers, including global blue-chip companies, trust our products and solutions which span various markets, including medical, industrial, automotive, wearables, IoT, and other specialty markets. Our technical and engineering expertise in materials science, manufacturing, embedded electronics, firmware, and software enables us to create and deliver high-quality, cost-effective custom solutions tailored to our customers’ unique requirements.

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

Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements. The following table presents revenue recognized at a point in time and revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue recognized at a point in time	$3,078	$2,701	$5,581	$5,657
Revenue recognized over time	336	197	497	365
Total revenue	$3,414	$2,898	$6,078	$6,022

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the three months ended June 30, 2025 and 2024 were $3,000 and $4,000, respectively. Advertising and marketing costs incurred in the six months ended June 30, 2025 and 2024 were $46,000 and $44,000, respectively.

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

Other Income (Expense)

Other income (expense) consists of interest income, foreign currency transaction gains and losses, gains and losses on marketable securities, and other non-operating gains and losses.

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

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in 2021, and to a lesser extent in the years following. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

Subsequent Events

We have evaluated subsequent events through August 13, 2025, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	June 30,	December 31,
	2025	2024

Inventories	(in thousands)
Raw materials	$1,232	$1,608
Work-in-process	198	179
Finished goods	221	222
Total inventories	$1,651	$2,009

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2025	2024

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,216	$1,972
Leasehold improvements	519	500
	2,735	2,472
Less: accumulated depreciation	(2,183)	(2,061)
Total property, plant and equipment, net	$552	$411

Depreciation expense totaled $48,000 and $37,000 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense totaled $95,000 and $77,000 for the six months ended June 30, 2025 and 2024, respectively.

Intangible assets, net, consisted of the following:

	Weighted
	Average
	Amortization	June 30,	December 31,
	Period	2025	2024

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 years	$951	$931
Developed technology	3.5 years	663	536
Customer relationships	6 years	1,549	1,427
Non-compete agreements	4 years	998	916
Order backlog	0.5 years	—	22
In-process research and development	Indefinite	—	29
		4,161	3,861
Less: accumulated amortization		(2,438)	(1,987)
Total intangible assets, net		$1,723	$1,874

Amortization expense totaled $184,000 and $189,000 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense totaled $356,000 and $378,000 for the six months ended June 30, 2025 and 2024, respectively.

Years ending December 31,	(in thousands)
2025 (remainder of year)	$369
2026	606
2027	381
2028	295
2029	71
$1,723

The changes in the carrying amount of goodwill for the periods ended June 30, 2025 and 2024 are as follows:

(in thousands)
Balance as of January 1, 2025	$2,658
Adjustment to goodwill, acquisition price allocation of Conductive Transfers	(232)
Adjustment to goodwill, foreign currency exchange rate changes	200
Balance as of June 30, 2025	$2,626

(in thousands)
Balance as of January 1, 2024	$2,461
Adjustment to goodwill, foreign currency exchange rate changes	(23)
Balance as of June 30, 2024	$2,438

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024

Accrued liabilities	(in thousands)
Accrued wages and benefits	$144	$194
Accrued vacation	141	146
Other accrued liabilities	27	37
Total accrued liabilities	$312	$377

Note 3 – Acquisition of Conductive Transfers

On December 20, 2024, we acquired substantially all of the operating assets of Conductive Transfers Limited and its affiliate Global Print Solutions Limited (collectively, “Conductive Transfers”), England-based designers and manufacturers of wearables and smart textiles, conductive ink, and other printed electronics. This acquisition was effected pursuant to an Asset Sale Agreement (the “Asset Purchase Agreement”) by and among the Company’s wholly owned United Kingdom subsidiary, Conductive Transfers International Limited, and Conductive Transfers. Under the terms of the Asset Purchase Agreement, the purchase price was GB£250,000 (approximately $314,000) which was paid to the sellers in cash on the acquisition date.

The following table summarizes the fair values of the assets acquired at the acquisition date (in thousands).

Inventories	$21
Property and equipment	238
Net identifiable tangible assets acquired	259
Developed technology	55
Net assets acquired	$314

The following represents pro forma consolidated statement of operations information as if Conductive Transfers had been included in our consolidated results for the three - and six - month periods ended June 30, 2025 and 2024 (unaudited):

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$3,414	$3,178	$6,078	$6,491
Net income (loss)	$100	$(283)	$(705)	$(1,019)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net income (loss)	$100	$(307)	$(705)	$(1,048)
Less: Preferred stock dividends	(100)	(100)	(200)	(200)
Net income (loss) applicable to common stockholders	$—	$(407)	$(905)	$(1,248)

Weighted average common shares outstanding – basic	9,864	9,860	9,864	9,860
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – diluted	9,864	9,860	9,864	9,860

Earnings (loss) per common share, basic	$—	$(0.04)	$(0.09)	$(0.13)
Earnings (loss) per common share, diluted	$—	$(0.04)	$(0.09)	$(0.13)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	600	600	600	600
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	31	31	31	31

200,000 shares of Series A Convertible Preferred Stock convertible into 600,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would be anti-dilutive due to the net losses and/or due to the $8.33 conversion price being higher than the average market price of the common stock. 31,250 restricted stock units (relating to the same number of shares of common stock) were outstanding but were not included in the computation of diluted earnings (loss) per share for those periods because their effect would be anti-dilutive due to the net loss applicable to common stockholders.

Note 5 – Restricted Stock Units

During the three- and six-month periods ended June 30, 2025, the Company recorded $7,000 and $14,000 of stock - based compensation expense, all of which was for restricted stock units. In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 31,250 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. A summary of the status of the Company’s nonvested restricted stock units as of and for the six - month period ended June 30, 2025, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2025	31,250	$4.35
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2025	31,250	$4.35

As of June 30, 2025, there was approximately $102,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Note 6 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Revenues from customers equal to or greater than 10% of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	17%	16%	19%	15%
Customer B	13%	24%	10%	20%

*    Less than 10% of total revenues

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
United States	$1,728	$1,403	$2,830	$2,848
Asia and Middle East	424	478	793	1,207
Europe and other	1,262	1,017	2,455	1,967
Revenue	$3,414	$2,898	$6,078	$6,022

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2025, three customers accounted for 22%, 21%, and 10% of total accounts receivable. At December 31, 2024, one customer accounted for 41% of total accounts receivable. Our allowance for credit losses was approximately $46,000 and $34,000 at June 30, 2025 and December 31, 2024, respectively.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
United States	$1,269	$1,440
Europe	4,451	4,446
Asia	366	331
Total long-lived assets	$6,086	$6,217

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

	Three Months Ended June 30,
	2025		2024
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at April 1,	$11	$61	$13	$25
Billed (or accrued) to Qualstar by Interlink	133	—	104	—
Paid by Qualstar to Interlink	(127)	—	(101)	—
Billed (or accrued) to Interlink by Qualstar	—	44	—	37
Paid by Interlink to Qualstar	—	(87)	—	(51)
Balance at June 30,	$17	$18	$16	$11

	Six Months Ended June 30,
	2025		2024
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$8	$12	$1	$32
Billed (or accrued) to Qualstar by Interlink	253	—	180	—
Paid by Qualstar to Interlink	(244)	—	(165)	—
Billed (or accrued) to Interlink by Qualstar	—	93	—	73
Paid by Interlink to Qualstar	—	(87)	—	(94)
Balance at June 30,	$17	$18	$16	$11

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

	Three Months Ended June 30,
	2025		2024
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at April 1,	$—	$—	$1	$—
Billed (or accrued) to BKF Capital by Interlink	2	—	2	—
Paid by BKF Capital to Interlink	(2)	—	(2)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	19
Paid by Interlink to BKF Capital	—	—	—	(19)
Balance at June 30,	$—	$—	$1	$—

	Six Months Ended June 30,
	2025		2024
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$—	$—	$2	$—
Billed (or accrued) to BKF Capital by Interlink	4	—	4	—
Paid by BKF Capital to Interlink	(4)	—	(5)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	75
Paid by Interlink to BKF Capital	—	—	—	(75)
Balance at June 30,	$—	$—	$1	$—

Note 8 – Income Taxes

Income taxes were 9.9% of pre-tax income for the three months ended June 30, 2025 versus 3.4% of pre - tax loss for the same quarter in the prior year. Income taxes were 6.4% of pre - tax loss for the six months ended June 30, 2025 versus 3.1% for the first half of the prior year. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three- and six-month periods ended June 30, 2025 and 2024 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss and certain foreign losses due to the valuation allowances thereon.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal, state, and certain foreign deferred tax assets was necessary at both June 30, 2025 and December 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $2.3 million of cash at June 30, 2025, $1.5 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

Note 9 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. Our current leases expire at various dates through 2029 and frequently include renewal provisions for varying periods of time, provisions for taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the each of the six months ended June 30, 2025 and 2024 was 9.5%.

ROU assets for operating leases are periodically reduced by impairment losses. As of June 30, 2025, we have not recognized any impairment losses for our ROU assets.

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

In May 2024, we entered into a lease agreement for a 5,183 square-foot manufacturing facility and administrative offices located in Fremont, California. The lease term is five years and three months, with monthly base rent of approximately $11,000, subject to annual increases of 3.5%. In addition to base rent, we are responsible for our proportionate share of common area operating expenses. We previously leased a 10,635 square - foot manufacturing facility located in Newark, California, which had a monthly rent of approximately $19,000. We vacated the Newark facility in December 2024.

In June 2023, we entered into a lease agreement for a 1,560 square - foot office space in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. The term of this lease has been extended through December 31, 2025 for the same rental amount. Our Irvine, California office is used for executive offices, sales, finance and administration.

In April 2024, we entered into a lease agreement for a 2,480 square - foot office space in Bellevue, Washington, at a monthly rent of approximately $9,000. This lease term begins in July 2024 and ends in October 2027. In March 2025, we entered into a sublease agreement with a third party for the same office space at a monthly rate of approximately $10,000. In accordance with the terms of our lease agreement, a portion of the premium of the sublease rent over our base rent is shared with the landlord. The sublease term began in March 2025 and also ends in October 2027.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2024, we renewed this lease for the period June 2024 through May 2026 for approximately $8,000 per month. In May 2024, we also leased an additional 7,287 square-foot facility in Shenzhen, China for a two - year term for approximately $3,000 per month. In June 2025, we modified the lease on this additional facility, reducing the footprint to 1,292 square - feet, reducing the monthly rent to approximately $1,000, and extending the term to June 2027.

We lease an approximately 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends February 2028.

We use a 10,786 square - foot manufacturing facility and administrative offices in Barnsley, England subject to a temporary premise license agreement for the period from January 2025 to September 2025 for approximately $11,000 per month.

We lease a 3,000 square-foot logistics and distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2027.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1,000 per month. This lease term ends November 2026.

We previously leased a 275 square - foot engineering and administrative office in Singapore for approximately $1,000 per month through June 2025.

As of June 30, 2025, we had current and long-term lease liabilities of $353,000 and $641,000, respectively, and right-of-use assets of $931,000. As of December 31, 2024, we had current and long-term lease liabilities of $352,000 and $777,000, respectively, and right of use assets of $1,064,000. Future imputed interest as of June 30, 2025 totaled $156,000 (weighted average discount rate of 9.1)%; and future imputed interest as of December 31, 2024 totaled $199,000 (weighted average discount rate of 8.9)%. The weighted average remaining lease term of the Company’s leases as of June 30, 2025 is 2.0 years; and as of December 31, 2024 was 2.2 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2025 (remainder of year)	$219
2026	384
2027	301
2028	158
2029	88
Total undiscounted future non-cancelable minimum lease payments	1,150
Less: imputed interest	(156)
Present value of lease liabilities	$994

During the three months ended June 30, 2025, we incurred approximately $136,000 in operating lease costs, of which $76,000 is included in cost of revenue and $60,000 is included in operating expenses in our condensed consolidated statements of operations. During the three months ended June 30, 2024, we incurred approximately $156,000 in operating lease costs, of which $86,000 are included in cost of revenue and $71,000 are included in operating expenses in our condensed consolidated statements of operations.

During the six months ended June 30, 2025, we incurred approximately $269,000 in operating lease costs. Operating lease costs of $150,000 is included in cost of revenue, and $119,000 is included in operating expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2024, we incurred approximately $280,000 in operating lease costs. Operating lease costs of $155,000 are included in cost of revenue, and $125,000 are included in operating expenses in our condensed consolidated statements of operations.

Litigation

We are not party to any legal proceedings as of June 30, 2025. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Overview

Interlink Electronics, Inc. is a leading provider of sensors and printed electronics used extensively in HMI devices and IoT solutions. Our broad product and technology portfolio encompasses force, piezo-electric, rugged HMI, wearable sensors for textiles and fabrics, gas sensors, instruments, and systems. Our customers, including global blue-chip companies, trust our products and solutions which span various markets, including medical, industrial, automotive, wearables, IoT, and other specialty markets. Our technical and engineering expertise in materials science, manufacturing, embedded electronics, firmware, and software enables us to create and deliver high-quality, cost-effective custom solutions tailored to our customers’ unique requirements.

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

We have invested significantly in the expansion of our technology platforms through our own internal development to ensure we continue to provide the market with leading-edge solutions that are seamless to deploy and designed to perform flawlessly. Having previously built an R&D organization in Singapore to develop new product offerings that will meet the market’s growing demand for touch technology and smart surfaces, we relocated a majority of our R&D and product development efforts to Camarillo, California, where we have established a Global Product Development and Materials Science Center. Combined with the advanced and proprietary facilities in Silicon Valley, Scotland, and England that were acquired in connection with the acquisitions of SPEC/KWJ, Calman, and Conductive Transfers, we believe this will allow us to grow our business and be more closely aligned with current and future top-tier customers. We also plan to explore potential strategic relationships with companies and technology institutes that will support our growth initiatives.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue	$3,414	100.0%	$2,898	100.0%	$6,078	100.0%	$6,022	100.0%
Cost of revenue	1,876	55.0%	1,593	55.0%	3,591	59.1%	3,464	57.5%
Gross profit	1,538	45.0%	1,305	45.0%	2,487	40.9%	2,558	42.5%
Operating expenses:
Engineering, research and development	363	10.6%	510	17.6%	797	13.1%	1,086	18.0%
Selling, general and administrative	1,109	32.5%	1,108	38.2%	2,473	40.7%	2,536	42.1%
Total operating expenses	1,472	43.1%	1,618	55.8%	3,270	53.8%	3,622	60.1%
Income (loss) from operations	66	1.9%	(313)	(10.8)%	(783)	(12.9)%	(1,064)	(17.7)%
Other income (expense), net	25	0.7%	16	0.6%	30	0.5%	48	0.8%
Income (loss) before income taxes	91	2.7%	(297)	(10.2)%	(753)	(12.4)%	(1,016)	(16.9)%
Income tax expense (benefit)	(9)	(0.3)%	10	0.3%	(48)	(0.8)%	32	0.5%
Net income (loss)	$100	2.9%	$(307)	(10.6)%	$(705)	(11.6)%	$(1,048)	(17.4)%

Comparison of Three Months Ended June 30, 2025 and 2024

Revenue by the markets we serve is as follows:

	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$1,018	29.8%	$1,308	45.1%	$(290)	(22.2)%
Industrial	1,292	37.8%	691	23.8%	601	87.0%
Automotive	210	6.2%	91	3.1%	119	130.8%
Standard	894	26.2%	808	27.9%	86	10.6%
Revenue	$3,414	100.0%	$2,898	100.0%	$516	17.8%

We sell our custom products into the medical, industrial, automotive and other specialty markets. We sell our standard products to customers in many markets through various distribution networks. The ultimate customer for our products may come from different markets that are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life cycles. Medical, industrial, and environmental monitoring products generally have longer design and life cycles than consumer products. We currently have products with life cycles that have exceeded 20 years and are ongoing.

Revenues were up in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, from customers in the industrial and automotive markets, and were up from customers of our standard products, while revenues from customers in the medical market were down. The increase in revenue from customers in the industrial and automotive markets was due to increased shipments due to higher customer demand, while the decrease in revenue from customers in the medical market was primarily due to lower shipments to one of our larger medical customers in alignment with its level of demand and production plans. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,538	45.0%	$1,305	45.0%	$233	17.9%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit was up during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due primarily to higher revenues, while gross margin percentage was flat, as higher margins on certain of our products was offset by lower margins on others.

	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$363	10.6%	$510	17.6%	$(147)	(28.8)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, and on custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended June 30, 2025 were down compared to the three months ended June 30, 2024 due to lower engineering employee and consultant compensation costs.

	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,109	32.5%	$1,108	38.2%	$1	0.1%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses, communication expenses, and intangible asset amortization expense. Selling, general and administrative costs for the three months ended June 30, 2025 were flat compared to the three months ended June 30, 2024.

	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$25	0.7%	$16	0.6%	$9	56.3%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended June 30, 2025 was comprised of $7,000 of interest income and $18,000 of foreign currency transaction gains, while other income (expense) for the three months ended June 30, 2024 was comprised of $14,000 of interest income and $2,000 of foreign currency transaction gains.

Income taxes were 9.9% of pre-tax income for the three months ended June 30, 2025, versus 3.4% of pre-tax loss for the three months ended June 30, 2024. Our income tax expense/benefit and rate are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended June 30, 2025 and 2024 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss and certain foreign losses due to the valuation allowances thereon.

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

Comparison of Six Months Ended June 30, 2025 and 2024

Revenue by the markets we serve is as follows:

	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$1,745	28.7%	$2,492	41.4%	$(747)	(30.0)%
Industrial	2,265	37.3%	1,571	26.1%	694	44.2%
Automotive	242	4.0%	91	1.5%	151	165.9%
Standard	1,826	30.0%	1,868	31.0%	(42)	(2.2)%
Revenue	$6,078	100.0%	$6,022	100.0%	$56	0.9%

Revenues were up in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, from customers in the industrial and automotive markets into which we sell, while they were down from our medical market customers and from customers of our standard products. The increase in revenue from customers in the industrial and automotive markets was due to increased shipments of our force-sensing and gas-sensing products and solutions due to higher customer demand, while the decrease in revenue from customers in the medical market was primarily due to lower shipments to one of our larger medical customers in alignment with its level of demand and production plans. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$2,487	40.9%	$2,558	42.5%	$(71)	(2.8)%

Gross profit and gross margin percentage were down slightly during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due primarily to changes in product and customer mix.

	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$797	13.1%	$1,086	18.0%	$(289)	(26.6)%

Engineering and R&D costs for the six months ended June 30, 2025 were down compared to the six months ended June 30, 2024 due to lower engineering employee and consultant compensation costs.

	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,473	40.7%	$2,536	42.1%	$(63)	(2.5)%

Selling, general and administrative costs for the six months ended June 30, 2025 were down slightly compared to the six months ended June 30, 2024 due primarily to lower sales and administrative compensation expense on lower headcount, offset in part by higher costs incurred for consultants and professional services.

	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$30	0.5%	$48	0.8%	$(18)	(37.5)%

Other income (expense) for the six months ended June 30, 2025 was comprised of $13,000 of interest income and $17,000 of foreign currency transaction gains, while other income (expense) for the six months ended June 30, 2024 was comprised of $32,000 of interest income and $16,000 of foreign currency transaction gains.

Income taxes were 6.4% of pre-tax loss for the six months ended June 30, 2025, versus 3.1% for the six months ended June 30, 2024. Our income tax expense/benefit and rate are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”).

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have historically been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of June 30, 2025, we had cash and cash equivalents of $2.3 million, working capital of $5.0 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $2.3 million of cash, $1.5 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Net cash (used in) operating activities	$(409)	$(76)
Net cash (used in) investing activities	(34)	(20)
Net cash (used in) financing activities	(200)	(200)

Net Cash (Used In) Operating Activities

For the six months ended June 30, 2025, the $409,000 of cash used in operating activities was attributable to net loss of $705,000, adjusted for non-cash charges of $303,000 and cash used in changes in operating assets and liabilities of $7,000. For the six months ended June 30, 2024, the $76,000 of cash used in operating activities was attributable to net loss of $1,048,000, adjusted for non-cash charges of $395,000 and cash provided by changes in operating assets and liabilities of $577,000.

Accounts receivable increased from $1.6 million at December 31, 2024 to $2.1 million at June 30, 2025 resulting from higher shipments during the second quarter of 2025 compared to the fourth quarter of 2024, and also from slightly higher days-sales outstanding at June 30, 2025 (56) compared to December 31, 2024 (49). Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories were down from $2.0 million at December 31, 2024 to $1.7 million at June 30, 2025. Inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were unchanged at $0.3 million at both December 31, 2024 and June 30, 2025; this balance fluctuates with the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes increased slightly from $1.0 million at December 31, 2024 to $1.1 million at June 30, 2025; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $34,000 for the six months ended June 30, 2025, and $20,000 for the six months ended June 30, 2024, consisted of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $200,000 for each of the six months ended June 30, 2025 and 2024 consisted of payment of dividends on our Preferred Stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes to such risk factors during the three months ended June 30, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: August 13, 2025	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)