Form 10-Q
period 2025-09-30
INTERLINK ELECTRONICS INC
filed 2025-11-12
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the issuer had 15,750,007 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2025	2024

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$2,987	$2,950
Accounts receivable, net	1,352	1,612
Inventories	1,798	2,009
Prepaid expenses and other current assets	269	328
Total current assets	6,406	6,899
Property, plant and equipment, net	501	411
Intangible assets, net	1,507	1,874
Goodwill	2,576	2,658
Right-of-use assets	845	1,064
Deferred tax assets	160	82
Other assets	86	128
Total assets	$12,081	$13,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$727	$573
Accrued liabilities	300	377
Lease liabilities, current	338	352
Accrued income taxes	161	88
Total current liabilities	1,526	1,390

Long-term liabilities
Lease liabilities, long term	567	777
Deferred tax liabilities	356	456
Total long-term liabilities	923	1,233
Total liabilities	2,449	2,623

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 200 shares of Series A Convertible Preferred Stock issued and outstanding at both September 30, 2025 and December 31, 2024 ($5.0 million liquidation preference) (Note 5)	2	2
Common stock, $0.001 par value: 30,000 shares authorized, 14,829 shares issued and outstanding at September 30, 2025, and 14,796 shares issued and outstanding at December 31, 2024	15	15
Additional paid-in-capital	62,451	62,308
Accumulated other comprehensive income	352	15
Accumulated deficit	(53,188)	(51,847)
Total stockholders’ equity	9,632	10,493
Total liabilities and stockholders’ equity	$12,081	$13,116

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Revenue	$2,959	$2,671	$9,037	$8,693
Cost of revenue	1,721	1,566	5,312	5,030
Gross profit	1,238	1,105	3,725	3,663
Operating expenses:
Engineering, research and development	354	486	1,151	1,572
Selling, general and administrative	1,197	1,095	3,670	3,631
Total operating expenses	1,551	1,581	4,821	5,203
(Loss) from operations	(313)	(476)	(1,096)	(1,540)
Other income (expense), net	3	(19)	33	29
(Loss) before income taxes	(310)	(495)	(1,063)	(1,511)
Income tax expense (benefit)	26	28	(22)	60
Net (loss)	$(336)	$(523)	$(1,041)	$(1,571)

Net (loss) applicable to common stockholders	$(436)	$(623)	$(1,341)	$(1,871)
Earnings (loss) per common share – basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.13)
Weighted average common shares outstanding – basic and diluted	14,813	14,793	14,802	14,792

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net (loss)	$(336)	$(523)	$(1,041)	$(1,571)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(100)	398	337	282
Comprehensive (loss)	$(436)	$(125)	$(704)	$(1,289)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2025	200	$2	14,796	$15	$62,322	$452	$(52,752)	$10,039
Net (loss)	—	—	—	—	—	—	(336)	(336)
Issuance of common stock	—	—	30	—	107	—	—	107
Stock-based compensation expense	—	—	3	—	22	—	—	22
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	(100)	—	(100)
Balance at September 30, 2025	200	$2	14,829	$15	$62,451	$352	$(53,188)	$9,632

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2024	200	$2	14,796	$15	$62,308	$15	$(51,847)	$10,493
Net (loss)	—	—	—	—	—	—	(1,041)	(1,041)
Issuance of common stock	—	—	30	—	107	—	—	107
Stock-based compensation expense	—	—	3	—	36	—	—	36
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	337	—	337
Balance at September 30, 2025	200	$2	14,829	$15	$62,451	$352	$(53,188)	$9,632

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at June 30, 2024	200	$2	14,790	$15	$62,279	$84	$(50,711)	$11,669
Net (loss)	—	—	—	—	—	—	(523)	(523)
Stock-based compensation expense	—	—	4	—	22	—	—	22
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	398	—	398
Balance at September 30, 2024	200	$2	14,794	$15	$62,301	$482	$(51,334)	$11,466

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2023	200	$2	14,790	$15	$62,274	$200	$(49,463)	$13,028
Net (loss)	—	—	—	—	—	—	(1,571)	(1,571)
Stock-based compensation expense	—	—	4	—	27	—	—	27
Preferred stock dividends	—	—	—	—	—	—	(300)	(300)
Foreign currency translation adjustment	—	—	—	—	—	282	—	282
Balance at September 30, 2024	200	$2	14,794	$15	$62,301	$482	$(51,334)	$11,466

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net (loss)	$(1,041)	$(1,571)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	684	686
Stock-based compensation expense	36	27
Adjustment to reconcile operating lease expense to cash paid	(4)	48
Deferred income taxes	(205)	(123)
Changes in operating assets and liabilities:
Accounts receivable	318	1,013
Inventories	251	19
Prepaid expenses and other assets	108	115
Accounts payable	115	(99)
Accrued liabilities	(83)	(61)
Accrued income taxes	65	(198)
Net cash provided by (used in) operating activities	244	(144)
Cash flows from investing activities:
Purchases of property, plant and equipment	(37)	(107)
Net cash (used in) investing activities	(37)	(107)
Cash flows from financing activities:
Payment of dividends on preferred stock	(300)	(300)
Proceeds from issuance of common stock (net of offering costs of $81)	107	—
Net cash (used in) financing activities	(193)	(300)

Effect of exchange rate changes on cash	23	57
Net increase (decrease) in cash and cash equivalents	37	(494)
Cash and cash equivalents, beginning of period	2,950	4,304
Cash and cash equivalents, end of period	$2,987	$3,810

Supplemental disclosure of cash flow information:
Income taxes paid	$122	$367
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$31	$1,186

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

October 2025 Common Stock Dividend

On September 24, 2025, the Company declared a 50% common stock dividend with a record date of October 14, 2025, that was paid on October 28, 2025. Settlement of fractional share interests was made by issuing one full share of common stock in lieu of a fractional share. The stock dividend increased the number of issued and outstanding shares of common stock from 9,896,366 to 14,844,573. Except as otherwise noted, all references to common stock, common stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

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

Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements. The following table presents revenue recognized at a point in time and revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue recognized at a point in time	$2,862	$2,430	$8,443	$8,138
Revenue recognized over time	97	241	594	555
Total revenue	$2,959	$2,671	$9,037	$8,693

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the three months ended September 30, 2025 and 2024 were $3,000 and $4,000, respectively. Advertising and marketing costs incurred in the nine months ended September 30, 2025 and 2024 were each $48,000.

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

On September 24, 2025, the Company declared a 50% common stock dividend that was paid on October 28, 2025. For all periods presented, all share and per share data have been retroactively adjusted for the effect of the 50% common stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

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

Subsequent Events

We have evaluated subsequent events through November 12, 2025, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

Inventories, stated at the lower of cost or net realizable value, consisted of the following:

	September 30,	December 31,
	2025	2024

Inventories	(in thousands)
Raw materials	$1,374	$1,608
Work-in-process	190	179
Finished goods	234	222
Total inventories	$1,798	$2,009

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2025	2024

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,212	$1,972
Leasehold improvements	522	500
	2,734	2,472
Less: accumulated depreciation	(2,233)	(2,061)
Total property, plant and equipment, net	$501	$411

Depreciation expense totaled $48,000 and $36,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense totaled $143,000 and $112,000 for the nine months ended September 30, 2025 and 2024, respectively.

Intangible assets, net, consisted of the following:

	Weighted
	Average
	Amortization	September 30,	December 31,
	Period	2025	2024

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 years	$947	$931
Developed technology	3.5 years	652	536
Customer relationships	6 years	1,519	1,427
Non-compete agreements	4 years	977	916
Order backlog	0.5 years	—	22
In-process research and development	Indefinite	—	29
		4,095	3,861
Less: accumulated amortization		(2,588)	(1,987)
Total intangible assets, net		$1,507	$1,874

Amortization expense totaled $183,000 and $189,000 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense totaled $539,000 and $571,000 for the nine months ended September 30, 2025 and 2024, respectively.

Years ending December 31,	(in thousands)
2025 (remainder of year)	$180
2026	594
2027	374
2028	289
2029	70
$1,507

The changes in the carrying amount of goodwill for the periods ended September 30, 2025 and 2024 are as follows:

(in thousands)
Balance as of January 1, 2025	$2,658
Adjustment to goodwill, acquisition price allocation of Conductive Transfers	(232)
Adjustment to goodwill, foreign currency exchange rate changes	150
Balance as of September 30, 2025	$2,576

(in thousands)
Balance as of January 1, 2024	$2,461
Adjustment to goodwill, foreign currency exchange rate changes	104
Balance as of September 30, 2024	$2,565

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024

Accrued liabilities	(in thousands)
Accrued wages and benefits	$154	$194
Accrued vacation	115	146
Other accrued liabilities	31	37
Total accrued liabilities	$300	$377

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

The following represents pro forma consolidated statement of operations information as if Conductive Transfers had been included in our consolidated results for the three - and nine - month periods ended September 30, 2025 and 2024 (unaudited):

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$2,959	$2,824	$9,037	$9,318
Net (loss)	$(336)	$(562)	$(1,041)	$(1,580)

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

On September 24, 2025, the Company declared a 50% common stock dividend that was paid on October 28, 2025. For all periods presented, all share and per share data have been retroactively adjusted for the effect of the 50% common stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net (loss)	$(336)	$(523)	$(1,041)	$(1,571)
Less: Preferred stock dividends	(100)	(100)	(300)	(300)
Net (loss) applicable to common stockholders	$(436)	$(623)	$(1,341)	$(1,871)

Weighted average common shares outstanding – basic	14,813	14,793	14,802	14,792
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – diluted	14,813	14,793	14,802	14,792

Earnings (loss) per common share, basic	$(0.03)	$(0.04)	$(0.09)	$(0.13)
Earnings (loss) per common share, diluted	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	900	900	900	900
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	47	47	47	47

200,000 shares of Series A Convertible Preferred Stock convertible into 900,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would be anti-dilutive due to the net losses. 46,875 restricted stock units (relating to the same number of shares of common stock) were outstanding but were not included in the computation of diluted earnings (loss) per share for those periods because their effect would be anti-dilutive due to the net loss applicable to common stockholders.

Note 5 – Series A Convertible Preferred Stock

In October and November 2021, the Company sold to investors, in a private placement exempt from registration under the Securities Act of 1933, as amended, an aggregate of 200,000 shares of its 8.0% Series A Convertible Preferred Stock, par value $0.01 per share. The shares were issued at an offering price of $25.00 per share for gross proceeds of $5.0 million, and after payment of placement agent cash fees and expenses of the offering, the Company received net proceeds of approximately $4.6 million.

On October 15, 2025, with the closing price of the Company’s common stock having equaled or exceeded $6.67 (120% of the initial conversion price of $5.56, as adjusted for stock splits since the issuance) for at least 20 out of the prior 30 consecutive trading days, the Company announced the conversion all 200,000 shares of Series A Convertible Preferred Stock into 900,000 shares of common stock pursuant to the provision in the certificate of designations of the preferred stock permitting the Company to convert the shares in such circumstances.

Note 6 – Stock Compensation and Restricted Stock Units

The stock-based compensation expense recorded in the nine-month periods ended September 30, 2025 and 2024 is comprised of $15,000 in each of 2025 and 2024 for shares of common stock issued to members of the Board of Directors as partial compensation for their service as a director, and $21,000 in 2025 and $12,000 in 2024 for the restricted stock units described below.

In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 46,875 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. These restricted stock unit grants had a grant-date fair value of approximately $136,000 and vest over a five-year service period. The related compensation expense is recognized ratably over the vesting period. sDuring each of the three-month periods ended September 30, 2025 and 2024, the Company recorded $7,000 of stock-based compensation expense for these restricted stock units; and during the nine-month periods ended September 30, 2025 and 2024, the Company recorded $21,000 and $12,000, respectively, of stock-based compensation expense for these restricted stock units. A summary of the status of the Company’s nonvested restricted stock units as of and for the nine-month period ended September 30, 2025, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2025	46,875	$2.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2025	46,875	$2.90

As of September 30, 2025, there was approximately $95,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Note 7 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Revenues from customers equal to or greater than 10% of total revenues are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Customer A	21%	10%		20%	13%
Customer B	11%	*	%	11%	14%

*    Less than 10% of total revenues

Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
United States	$1,086	$1,056	$3,916	$3,904
Asia and Middle East	658	775	1,451	1,982
Europe and other	1,215	840	3,670	2,807
Revenue	$2,959	$2,671	$9,037	$8,693

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At September 30, 2025, one customer accounted for 33% of total accounts receivable. At December 31, 2024, one customer accounted for 41% of total accounts receivable. Our allowance for credit losses was approximately $49,000 and $34,000 at September 30, 2025 and December 31, 2024, respectively.

Our long-lived assets were geographically located as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
United States	$1,189	$1,440
Europe	4,154	4,446
Asia	332	331
Total long-lived assets	$5,675	$6,217

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

	Three months ended September 30,
	2025		2024
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at July 1,	$17	$18	$16	$11
Billed (or accrued) to Qualstar by Interlink	110	—	142	—
Paid by Qualstar to Interlink	(110)	—	(132)	—
Billed (or accrued) to Interlink by Qualstar	—	50	—	45
Paid by Interlink to Qualstar	—	(33)	—	(27)
Balance at September 30,	$17	$35	$26	$29

	Nine months ended September 30,
	2025		2024
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$8	$12	$1	$32
Billed (or accrued) to Qualstar by Interlink	363	—	322	—
Paid by Qualstar to Interlink	(354)	—	(297)	—
Billed (or accrued) to Interlink by Qualstar	—	144	—	118
Paid by Interlink to Qualstar	—	(121)	—	(121)
Balance at September 30,	$17	$35	$26	$29

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

	Three months ended September 30,
	2025		2024
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at July 1,	$—	$—	$1	$—
Billed (or accrued) to BKF Capital by Interlink	2	—	1	—
Paid by BKF Capital to Interlink	(1)	—	(2)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	—
Paid by Interlink to BKF Capital	—	—	—	—
Balance at September 30,	$1	$—	$—	$—

	Nine months ended September 30,
	2025		2024
	Due from	Due to	Due from	Due to
	BKF Capital	BKF Capital	BKF Capital	BKF Capital

	(in thousands)
Balance at January 1,	$—	$—	$2	$—
Billed (or accrued) to BKF Capital by Interlink	5	—	6	—
Paid by BKF Capital to Interlink	(4)	—	(8)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	75
Paid by Interlink to BKF Capital	—	—	—	(75)
Balance at September 30,	$1	$—	$—	$—

Note 9 – Income Taxes

Income taxes were 8.4% of pre-tax loss for the three months ended September 30, 2025 versus 5.7% of pre - tax loss for the same quarter in the prior year. Income taxes were 2.1% of pre - tax loss for the nine months ended September 30, 2025 versus 4.0% for the nine months ended September 30, 2024. Our income tax expense is impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three- and nine-month periods ended September 30, 2025 and 2024 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss and certain foreign losses due to the valuation allowances thereon.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal, state, and certain foreign deferred tax assets was necessary at both September 30, 2025 and December 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $3.0 million of cash at September 30, 2025, $1.8 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Certain methods of distribution may require us to incur U.S. or foreign taxes to repatriate these funds.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the each of the nine months ended September 30, 2025 and 2024 was 9.5%.

ROU assets for operating leases are periodically reduced by impairment losses. As of September 30, 2025, we have not recognized any impairment losses for our ROU assets.

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

For the period from January 2025 to September 2025, we used a 10,786 square-foot manufacturing facility and administrative offices in Barnsley, England subject to a temporary premise license agreement with payments of approximately $11,000 per month. We are in the process of relocating this facility.

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

As of September 30, 2025, we had current and long-term lease liabilities of $338,000 and $567,000, respectively, and right-of-use assets of $845,000. As of December 31, 2024, we had current and long-term lease liabilities of $352,000 and $777,000, respectively, and right-of-use assets of $1,064,000. Future imputed interest as of September 30, 2025 totaled $133,000 (weighted average discount rate of 9.1)%; and future imputed interest as of December 31, 2024 totaled $199,000 (weighted average discount rate of 8.9)%. The weighted average remaining lease term of the Company’s leases as of September 30, 2025 is 1.8 years; and as of December 31, 2024 was 2.2 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2025 (remainder of year)	$110
2026	383
2027	299
2028	158
2029	88
Total undiscounted future non-cancelable minimum lease payments	1,038
Less: imputed interest	(133)
Present value of lease liabilities	$905

During the three months ended September 30, 2025, we incurred approximately $110,000 in operating lease costs, of which $63,000 is included in cost of revenue and $47,000 is included in operating expenses in our condensed consolidated statements of operations. During the three months ended September 30, 2024, we incurred approximately $186,000 in operating lease costs, of which $91,000 are included in cost of revenue and $95,000 are included in operating expenses in our condensed consolidated statements of operations.

During the nine months ended September 30, 2025, we incurred approximately $380,000 in operating lease costs. Operating lease costs of $213,000 is included in cost of revenue, and $167,000 is included in operating expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2024, we incurred approximately $466,000 in operating lease costs. Operating lease costs of $241,000 are included in cost of revenue, and $225,000 are included in operating expenses in our condensed consolidated statements of operations.

Litigation

We are not party to any legal proceedings as of September 30, 2025. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

Our principal products are:

Force/Touch Sensors. We design, develop, manufacture and sell a range of force-sensing technologies that incorporate our proprietary materials technology, firmware and software into a portfolio of standard products and custom solutions. These include sensor components, subassemblies, modules and products that support effective, efficient cursor control and novel three-dimensional user inputs. Our HMI technology platforms are deployed in a wide range of markets, including medical, industrial, automotive, and consumer products. The application of our HMI technology platforms includes vehicle entry, vehicle multi-media control interface, rugged touch controls, presence detection, collision detection, speed and torque controls, pressure mapping, biological monitoring and others. Through our 2023 acquisition of Calman, which brought us over 25 years of HMI design and manufacturing expertise as a leading provider of specialized printed electronics, we offer customized membrane keypads, graphic overlays, printed electronics and industrial label products for use in a wide range of fields, from industrial instrumentation, process control and monitoring to medical and diagnostic devices and defense systems. Additionally, through our 2024 acquisition of Conductive Transfers, which deepened our innovative patented processes for integration of printed electronic technologies, we offer functional e-textiles and wearable technology, including heated clothing and personal protection equipment, and other products in development for medical and automotive environments and other wearable form-factors.

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

We sell our products and solutions globally to a diverse array of customers that include Fortune Global 500 companies with the world’s most recognizable brands, as well as start-ups, design houses, original design and equipment manufacturers, and universities. Our technology has been deployed in numerous markets, such as medical, industrial automation, consumer electronics, automotive, defense and environmental monitoring. Our global presence in the United States, China, United Kingdom, Hong Kong, Singapore and Japan allows us to broadly provide sales and engineering support services to our existing and future worldwide customers. We manufacture our products in a state-of-the-art facility in Shenzhen, China, and in our advanced and proprietary facilities in Fremont, California; Irvine, Scotland; and Barnsley, England. We control 100% of the manufacturing and shipping process, which enables us to respond quickly to customer product demand and design requirements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue	$2,959	100.0%	$2,671	100.0%	$9,037	100.0%	$8,693	100.0%
Cost of revenue	1,721	58.2%	1,566	58.6%	5,312	58.8%	5,030	57.9%
Gross profit	1,238	41.8%	1,105	41.4%	3,725	41.2%	3,663	42.1%
Operating expenses:
Engineering, research and development	354	12.0%	486	18.2%	1,151	12.7%	1,572	18.1%
Selling, general and administrative	1,197	40.5%	1,095	41.0%	3,670	40.6%	3,631	41.8%
Total operating expenses	1,551	52.4%	1,581	59.2%	4,821	53.3%	5,203	59.9%
(Loss) from operations	(313)	(10.6)%	(476)	(17.8)%	(1,096)	(12.1)%	(1,540)	(17.7)%
Other income (expense), net	3	0.1%	(19)	(0.7)%	33	0.4%	29	0.7%
(Loss) before income taxes	(310)	(10.5)%	(495)	(18.5)%	(1,063)	(11.8)%	(1,511)	(17.4)%
Income tax expense (benefit)	26	0.9%	28	1.0%	(22)	(0.2)%	60	0.7%
Net (loss)	$(336)	(11.4)%	$(523)	(19.6)%	$(1,041)	(11.5)%	$(1,571)	(18.1)%

Comparison of Three Months Ended September 30, 2025 and 2024

Revenue by the markets we serve is as follows:

	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$1,084	36.6%	$574	21.5%	$510	88.9%
Industrial	888	30.0%	1,232	46.1%	(344)	(27.9)%
Automotive	28	0.9%	132	4.9%	(104)	(78.8)%
Standard	959	32.4%	733	27.4%	226	30.8%
Revenue	$2,959	100.0%	$2,671	100.0%	$288	10.8%

We sell our custom products into the medical, industrial, automotive and other specialty markets. We sell our standard products to customers in many markets through various distribution networks. The ultimate customer for our products may come from different markets that are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life cycles. Medical, industrial, and environmental monitoring products generally have long design and life cycles. We currently have products with life cycles that have exceeded 20 years and are ongoing.

For the three months ended September 30, 2025, compared to the three months ended September 30, 2024, revenues from customers in the medical market and from customers of our standard products were up, while revenues from customers in the industrial and automotive markets were down. The increase in revenue from customers in the medical market was due to increased shipments of our force-sensing products and of our printed electronics in our Calman subsidiary due to higher customer demand, and the decrease in revenue from customers in the industrial market was due to reduced shipments and lower demand on our gas-sensing products. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,238	41.8%	$1,105	41.4%	$133	12.0%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit was up during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due primarily to higher revenues, while gross margin percentage was up slightly due to higher revenues and favorable changes in our product and customer mix.

	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$354	12.0%	$486	18.2%	$(132)	(27.2)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, and on custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended September 30, 2025 were down compared to the three months ended September 30, 2024 due to lower engineering employee and consultant compensation costs.

	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,197	40.5%	$1,095	41.0%	$102	9.3%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses, communication expenses, and intangible asset amortization expense. Selling, general and administrative costs for the three months ended September 30, 2025 were up compared to the three months ended September 30, 2024 due to increased professional fees and consultant compensation costs.

	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$3	0.1%	$(19)	(0.7)%	$22	(115.8)%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended September 30, 2025 was comprised of $5,000 of interest income and offset by $2,000 of foreign currency transaction losses, while other income (expense) for the three months ended September 30, 2024 was comprised of $14,000 of interest income, offset by $33,000 of foreign currency transaction losses.

Income taxes were 8.4% of pre-tax income/loss for the three months ended September 30, 2025, versus 5.7% of pre-tax income/loss for the three months ended September 30, 2024. Our income tax expense/benefit and rate are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended September 30, 2025 and 2024 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss and certain foreign losses due to the valuation allowances thereon.

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

Comparison of Nine Months Ended September 30, 2025 and 2024

Revenue by the markets we serve is as follows:

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$2,829	31.3%	$3,066	35.3%	$(237)	(7.7)%
Industrial	3,154	34.9%	2,804	32.3%	350	12.5%
Automotive	270	3.0%	223	2.6%	47	21.1%
Standard	2,784	30.8%	2,600	29.9%	184	7.1%
Revenue	$9,037	100.0%	$8,693	100.0%	$344	4.0%

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, revenues from customers in the industrial and automotive markets and from customers of our standard products were up, while revenues were down from our medical market customers. The increase in revenue from customers in the industrial and automotive markets was due to increased shipments of our force-sensing and gas-sensing products and solutions due to higher customer demand, while the decrease in revenue from customers in the medical market was primarily due to lower shipments to some of our larger medical customers according to their demand and production plans. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,725	41.2%	$3,633	42.1%	$92	2.5%

Gross profit was up slightly during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due primarily to higher revenues, while gross margin percentage was down slightly due to changes in our product and customer mix.

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,151	12.7%	$1,572	18.1%	$(421)	(26.8)%

Engineering and R&D costs for the nine months ended September 30, 2025 were down compared to the nine months ended September 30, 2024 due to lower engineering employee and consultant compensation costs.

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$3,670	40.6%	$3,631	41.8%	$39	1.1%

Selling, general and administrative costs for the nine months ended September 30, 2025 were generally flat compared to the nine months ended September 30, 2024 due primarily to lower sales and administrative compensation expense on lower headcount, offset by higher costs incurred for consultants and professional services.

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$33	0.4%	$29	0.3%	$4	13.8%

Other income (expense) for the nine months ended September 30, 2025 was comprised of $18,000 of interest income and $15,000 of foreign currency transaction gains, while other income (expense) for the nine months ended September 30, 2024 was comprised of $46,000 of interest income, offset by $17,000 of foreign currency transaction losses.

Income taxes were 2.1% of pre-tax income/loss for the nine months ended September 30, 2025, versus 4.0% for the nine months ended September 30, 2024. Our income tax expense/benefit and rate are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”).

Liquidity and Capital Resources

Cash requirements for working capital and capital expenditures have historically been funded from cash balances on hand, cash generated from operations, and sales of equity securities. As of September 30, 2025, we had cash and cash equivalents of $3.0 million, working capital of $4.9 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $3.0 million of cash, $1.8 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Certain methods of distribution may require us to incur U.S. or foreign taxes to repatriate these funds.

We believe that our existing cash and cash equivalents balances will be sufficient to maintain our current operations considering our current financial condition, obligations, and other expected cash flows. If our circumstances change, however, we may require additional cash. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we could be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$244	$(144)
Net cash (used in) investing activities	(37)	(107)
Net cash (used in) financing activities	(193)	(300)

Net Cash Provided By (Used In) Operating Activities

For the nine months ended September 30, 2025, the $244,000 of cash provided by operating activities was attributable to net loss of $1,041,000, adjusted for non-cash charges of $511,000 and cash provided by changes in operating assets and liabilities of $774,000. For the nine months ended September 30, 2024, the $144,000 of cash used in operating activities was attributable to net loss of $1,571,000, adjusted for non-cash charges of $638,000 and cash provided by changes in operating assets and liabilities of $789,000.

Accounts receivable decreased from $1.6 million at December 31, 2024 to $1.4 million at September 30, 2025 resulting from improved collections and lower days-sales outstanding at September 30, 2025 (41) compared to December 31, 2024 (49). Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories were down from $2.0 million at December 31, 2024 to $1.8 million at September 30, 2025; inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were unchanged at $0.3 million at both December 31, 2024 and September 30, 2025; this balance fluctuates with the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes increased from $1.0 million at December 31, 2024 to $1.2 million at September 30, 2025; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $37,000 for the nine months ended September 30, 2025, and $107,000 for the nine months ended September 30, 2024, consisted of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $193,000 for the nine months ended September 30, 2025 consisted of proceeds of $107,000 from issuance of common stock (net of $81,000 of offering costs), offset by payment of $300,000 of dividends on our Series A Convertible Preferred Stock. Net cash used in financing activities of $300,000 for the nine months ended September 30, 2024 consisted of payment of dividends on our Series A Convertible Preferred Stock. On October 15, 2025, we converted all of our Series A Convertible Preferred Stock into common stock, which will eliminate the payment of $400,000 per annum in dividends previously payable to holders of our preferred stock.

At-The-Market Issuance Sales Agreement

On May 15, 2025, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Lake Street Capital Markets, LLC, as sales agent (“Lake Street”), pursuant to which we may offer and sell from time to time, through Lake Street, shares of our common stock having an aggregate offering price of up to $6,000,000. We registered the offer and sale of the common stock pursuant to a shelf registration statement on Form S-3 that we filed with the U.S. Securities and Exchange Commission, which became effective on December 23, 2024, and a prospectus supplement filed with the Securities and Exchange Commission on May 15, 2025. From inception of the Sales Agreement through September 30, 2025, we sold an aggregate of 29,547 shares of common stock under the Sales Agreement, at an average price of $6.37 per share, for gross proceeds of approximately $188,000 and net proceeds of $107,000, after deducting commissions and other offering expenses. As of September 30, 2025, we had approximately $5.8 million of common stock available for sale under the Sales Agreement and the registration statement.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of September 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes to such risk factors during the three months ended September 30, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.2.1	Certificate of Amendment of Certificate of Designations of Series A preferred Stock	8.K	001-37659	3.1	November 23, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
10.1	At-The-Market Issuance Sales Agreement, dated as of May 15, 2025, by and between the Registrant and Lake Street Capital Markets, LLC.	8-K	001-37659	1.1	May 15, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: November 12, 2025	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)