Form 10-K
period 2025-12-31
INTERLINK ELECTRONICS INC
filed 2026-03-26
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,239,829 based on the closing price on that date.

As of March 26, 2026, the registrant had 15,750,007 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERLINK ELECTRONICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements concerning the following:

●	the impact on our worldwide operations and those of our business partners of pandemics or other public heath events;
●	the impact on our worldwide operations and those of our business partners of increasing international tariffs and trade regulations;
●	the impact of funding cuts for U.S. government research agencies on our ability to obtain and extend Small Business Innovation Research grants;
●	our ability to fund our planned operations and implement our business plan;
●	our future financial and operating results;
●	our plans regarding future financings;
●	our plans regarding the use of proceeds from any financings and the expected duration of our capital resources;
●	our hiring plans;
●	our business strategy;
●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
●	our dependence on growth in our customers’ businesses;
●	the effects of market conditions on our stock price;
●	the impact on our operating results from changes in market conditions for our products;
●	our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;
●	our ability to timely and effectively adapt our existing technology to changing market conditions and have our technology solutions gain market acceptance;
●	our ability to introduce new products and bring them to market in a timely manner;
●	our ability to maintain, protect and enhance our intellectual property;
●	our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers;
●	the attraction and retention of qualified employees and key personnel;

●	the effects of increased competition in our markets and our ability to compete effectively;
●	future acquisitions of or investments in complementary companies or technologies and our ability to integrate any such acquisitions; and
●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the events and circumstances described in forward-looking statements in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

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

You should read this Form 10-K and the documents we reference herein and have filed with the SEC as exhibits hereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1.    BUSINESS

Our Company

Interlink Electronics, Inc. (“Interlink,” “we,” “us,” “our,” or the “Company”) is a leading global provider of advanced sensing technologies and printed electronics solutions that enable Human-Machine Interface (“HMI”) devices and Internet-of-Things (“IoT”) applications. Our broad product and technology portfolio spans force and touch sensors, piezoelectric sensors, rugged HMI sensors, wearable and textile-based sensors and electrochemical gas and environmental sensors, along with instruments and fully integrated systems based on our sensor technologies.

We serve global blue-chip customers and innovative emerging companies across diverse end-use markets, including medical, industrial, automotive, consumer electronics, wearables, environmental monitoring, and specialty applications. Our technical and engineering expertise in materials science, printed electronics manufacturing, embedded electronics, and related firmware, software, and system integration allows us to deliver high-performance, cost-effective standard and custom solutions tailored to our customers’ unique requirements.

Force/Touch Sensors. We design, develop, manufacture, and sell a broad range of force-sensing and HMI technologies that incorporate proprietary materials, firmware, and software into scalable sensor components, subassemblies, modules, and fully integrated products.

●	FSR® Technology and Force-Sensing Leadership. Interlink has been a leader in printed electronics for over 40 years. We invented and commercialized FSR® (Force-Sensing Resistor) technology, pioneering printed force-sensing solutions for rugged and reliable HMI applications. Our FSR® sensors consist of a proprietary resistive material layered between conductive electrodes, enabling force-dependent resistance changes. These sensors are extremely thin and lightweight, have no moving parts, operate reliably in harsh environments, resist moisture, dust, and contamination, and unlike capacitive sensors, measure applied force directly and are not prone to inadvertent activation. Our optimized manufacturing processes allow highly customized, high-margin solutions with strong design flexibility. We incorporate proprietary firmware and algorithms into our HMI solutions, enabling sophisticated input interpretation and advanced user experiences. Our solutions are used in gaming systems, smartphones, rugged notebooks, and automotive cockpit systems and entry applications.
●	HMI Technology Platforms. Our HMI technology platforms are deployed across medical, industrial, automotive, and consumer electronics markets, supporting applications such as vehicle entry and cockpit controls, multimedia interface systems, rugged industrial touch controls, presence and collision detection, speed and torque control systems, pressure mapping, and biological monitoring. As the HMI market increasingly demands smaller form factors, lower power consumption, improved durability, and multi-modal input, we have advanced a hybrid and multi-sensing strategy that integrates force, capacitive, resistive, and piezoelectric technologies. Force-sensing introduces a deliberate activation modality that complements traditional capacitive systems, while our sensor fusion approach addresses performance gaps in conventional designs. Together, these solutions enable intuitive, multi-dimensional user input and “smart surfaces” that integrate sensing, feedback, and embedded intelligence, delivering enhanced durability, reliability, and environmental resistance compared to legacy mechanical or capacitive-only systems. We continue to expand our standard product portfolio and develop new technology platforms to capture emerging markets, particularly in IoT-enabled intelligent sensing systems.
●	Printed Electronics and Membrane Keypads. Through our 2023 acquisition of Calman Technology Limited (“Calman”), we expanded our specialized printed electronics and membrane keypad capabilities. With over 25 years of HMI design and manufacturing expertise, Calman enhances our ability to deliver customized membrane keypads, graphic overlays, printed electronic circuits, and industrial labeling solutions. These products are used in industrial automation, instrumentation, process control, medical diagnostics, and defense applications.

●	Smart Textiles and Conductive Transfers. In 2024, we acquired the assets of Conductive Transfers Limited and Global Print Solutions Limited (collectively, “Conductive Transfers”), strengthening our patented conductive transfer processes. These capabilities enable the integration of sensors and electronics directly into textiles and fabrics. Our e-textile and wearable technology offerings include heated garments, personal protective equipment, medical wearable platforms, and automotive-integrated textile sensing systems. These technologies position us at the intersection of printed electronics, wearable systems, and next-generation smart surfaces.
●	Piezoelectric Sensors. We have expanded our sensing portfolio with piezoelectric polymer film technologies that function as dynamic strain gauges and vibration sensors. These ultra-thin electroactive polymer films generate electrical charge when subjected to mechanical stress or temperature change. Their properties enable dynamic force and vibration sensing, impact detection, contact microphones, flow detection, ultrasonic transducers, and motion and vital sign monitoring. These sensors can also operate in reverse as actuators for haptic feedback and support pyroelectric sensing applications such as passive infrared motion detection. We combine these sensing elements with advanced firmware, machine learning, and artificial intelligence to convert information-rich signals into actionable insights for customers. This integration capability is a key differentiator in high-performance, custom applications.

Gas and Environmental Sensors. We entered the gas and environmental sensing market in 2022 through the acquisition of SPEC Sensors, LLC (“SPEC”) and KWJ Engineering, Inc. (“KWJ”), pioneers in miniaturized, low-cost electrochemical sensing technologies. Today, we offer electrochemical gas-sensing products and integrated systems for safety, environmental monitoring, industrial compliance, community health, and smart city applications.

●	Proprietary Product Lines. We manufacture miniature, low-power electrochemical sensors capable of detecting a wide range of gases. These sensors are suited for consumer and commercial IoT applications, industrial safety systems, and environmental and air quality monitoring. We also offer complete instruments, including Eco Sensors™ ozone monitors, inline carbon monoxide monitors, low-pressure gas alarms, and air quality modules for smart city deployments.
●	Custom Design and Engineering. We provide end-to-end engineering services for customers requiring integrated gas-sensing solutions, including custom sensor and module design, circuit optimization, calibration and compensation algorithms, firmware development, and enclosure design and validation. Applications include carbon monoxide shutoff systems for generators and transdermal alcohol detection systems.
●	In-House Research and Development. We actively pursue government-funded research through Small Business Innovation Research (“SBIR”) grants from agencies such as NIST, NASA, NIH, USDA, NSF, and EPA. Recent projects include wildfire air pollution monitoring, firefighter safety systems, transdermal alcohol monitoring, drinking water lead detection, AI-based plant health monitoring, and mass-manufacturing scale-up of printed electrochemical sensors. We continue to pursue strategically aligned research projects with commercialization potential.

Locations and Corporate Information. We serve our global customer base from our corporate headquarters in Fremont, California, in the Silicon Valley area. Our engineering and product development teams are based in Fremont and in our Camarillo, California facility, which includes an advanced printed electronics and materials science laboratory. We also perform software development, IoT application development, and custom design and configuration in Singapore.

We manufacture our force-sensing products at our proprietary printed electronics facility in Shenzhen, China, and our Calman facility in Irvine, Scotland, and our Conductive Transfers facility (which we are in the process of relocating from Barnsley, England). We manufacture our gas and environmental sensing products in Fremont, California. In addition, we maintain a global distribution and logistics center in Hong Kong and a technical sales office in Japan, and we work with manufacturer representatives and distributors in key markets worldwide to support our operations.

We were incorporated in California in 1985, re-incorporated in Delaware in 1996, and changed our domicile to Nevada in 2012 through a merger with a newly formed Nevada corporation named Interlink Electronics, Inc. Our principal executive office is located at 48389 Fremont Boulevard, Suite 110, Fremont, California 94538, and our telephone number is (510) 244-0424. Our website address is www.interlinkelectronics.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Our Industry

Force/Touch and Printed Electronics. Since the early adoption of HMI technologies in industrial markets, the proliferation of smartphones and touch-enabled devices has reshaped consumer expectations. Users now expect sleek, gesture-based, intuitive interfaces across all device categories. Emerging trends include smart surfaces, stretchable electronics, thin-film sensors, multi-modal input platforms, and IoT-enabled connected sensing. Printed electronics, an additive manufacturing process for electrical devices, enables thin, flexible, and cost-effective sensing solutions.

Gas and Environmental Sensing. The gas detection market has historically focused on industrial safety. However, demand is expanding rapidly due to factors such as environmental regulation, smart city development, consumer air quality awareness, hydrogen economy growth, breath analysis and wearable sensing. Our screen-printed electrochemical sensors offer smaller, lower-cost alternatives to conventional bulky sensors, enabling distributed, connected sensing networks.

Our Strategy

Our objective is to be the global leader in multi-sensing HMI and gas-sensing solutions by expanding within existing and adjacent markets, entering select emerging markets with established technologies, and deepening long-term relationships with key OEM customers. Central to this strategy is a multi-technology sensor fusion roadmap, supported by scalable technology platforms and selective strategic acquisitions that broaden our capabilities. We emphasize early-stage customer engagement and vertically integrated manufacturing to deliver differentiated, application-specific solutions with high quality, responsiveness, and innovation.

A significant portion of our revenue is generated from custom solutions developed in close collaboration with OEM customers, and we plan to expand these programs. These programs typically involve application-specific engineering and extended design cycles, aligning with our focus on higher-margin solutions built on scalable platforms. While development timelines can be long, they often lead to durable, multi-year production programs that strengthen customer relationships and provide sustained revenue visibility.

Our Technology Platforms and Products

Force/Touch Sensing Technology and HMI. Interlink was founded on the invention and commercialization of FSR® (Force-Sensing Resistor) technology, the industry’s first force-sensing solution manufactured using printed electronics processes. While our origins are in discrete sensor components, we have evolved into a provider of fully integrated HMI solutions that combine sensing hardware, materials science, embedded electronics, firmware, and software into scalable technology platforms.

The two most common user-input technologies in modern devices are capacitive and resistive sensing. Capacitive sensors dominate smartphone touchscreens and other high-volume consumer applications. However, traditional capacitive technology does not inherently measure force and has largely become a commoditized, low-margin solution. While enhancements have been developed to approximate force detection, these approaches often add cost and complexity. Our force-sensing platforms address applications where deliberate activation, environmental robustness, low power consumption, or multi-dimensional input are required.

FSR® Technology. Our patented FSR® technology consists of a conductive electrode layer, a proprietary resistive material layer, and a separator between them. An optional protective graphic overlay can be added for durability and branding. Sensors can be manufactured as thin as eight thousandths of an inch, making them well suited for space-constrained applications such as portable, wearable, and embedded systems.

FSR® sensors provide continuously variable output based on applied force. For example, in an FSR®-equipped pointing device, increasing pressure can proportionally increase cursor speed. Key performance characteristics include no moving parts, sealed, rugged construction, resistance to moisture, dirt, and dust, and low power consumption. FSR® sensors also offer reduced susceptibility to false activation since unlike capacitive devices, they require deliberate force to actuate. Through decades of process refinement, we have optimized our proprietary screen-printing and materials formulations to support highly customized, application-specific solutions.

Piezoelectric Sensor Technology. We have expanded our portfolio to include advanced piezoelectric polymer film sensors. These sensors consist of an electroactive polymer that generates electrical charge when subjected to mechanical stress or strain. The film can be as thin as 30 micrometers – less than half the thickness of a human hair – and incorporates printed electrodes to collect and transmit charge. These transducers function as dynamic strain gauges, vibration and impact sensors, force sensors, contact microphones, and flow and ultrasonic sensing elements. The material also exhibits a pyroelectric effect, generating charge in response to temperature changes, which supports passive infrared motion sensing. In addition to sensing, the technology can operate in reverse. When electrical charge is applied, the film bends or deforms, enabling polymeric actuators for haptic feedback applications.

Piezoelectric sensors offer broad frequency response, high voltage sensitivity, mechanical flexibility, and ruggedness. They can be deployed across large areas and curved surfaces, making them suitable for use in structural monitoring and in automotive, medical, and industrial applications. Because these devices generate information-rich signals, successful integration requires advanced signal processing and domain expertise.

Algorithms, Firmware, and AI Integration. We have developed proprietary algorithms and embedded firmware that transform our FSR® and piezoelectric sensors into complete HMI subsystems. Our solutions include signal conditioning, compensation, filtering, and user-interface logic. We are increasingly incorporating machine learning and artificial intelligence techniques to enhance user interaction, enable adaptive sensing, and extract actionable insights from complex sensor data. This system-level integration differentiates our offerings from commodity component suppliers.

Custom and Standard Solutions. We offer both custom-engineered systems and standardized products.

Custom Solutions. Custom solutions represent a significant portion of our business. We collaborate closely with OEM customers from concept through volume production, providing application definition and system architecture, multi-technology platform integration (force, piezo, capacitive, resistive), mechanical and electrical design, embedded firmware development, prototyping and validation, and design-for-manufacture support. Custom solutions may incorporate single or multiple sensing technologies and can integrate both input and output functions. In many cases, we serve as a sole-source supplier once a product enters production due to the specialized nature of the design and regulatory approvals.

Standard Solutions. Our portfolio of standard products includes:

●	FSR® Sensors. Our standard single-zone FSR® sensors provide an inverse resistance response to applied force and are designed for durability, ease of integration, and low power consumption. They are available in multiple sizes, shapes, force ranges, and connection configurations. The FSR X® and FSR UX® product families expand available force ranges and performance characteristics, reflecting advancements developed in our materials science laboratories.
●	Force-Sensing Linear Potentiometers (FSLP). FSLP sensors provide position- and force-based input for scrolling, menu navigation, and user controls. These ultra-low-power, high-resolution devices are available in various lengths, including a ring configuration for 360-degree sensing. They are designed to interface directly with host processors without requiring dedicated microcontrollers.
●	Integrated Pointing Modules. Our mouse modules and pointing solutions incorporate FSR® or resistive configurations with embedded firmware to deliver pressure-sensitive cursor control. Products range from consumer-oriented modules to NEMA-rated industrial devices suitable for harsh environments.
●	Piezoelectric Sensors and Development Kits. Following successful custom implementations, including automotive applications, we now offer standard piezoelectric sensor products and development kits to enable customer evaluation. Applications include dynamic strain measurement, impact detection, vital signs monitoring, accelerometry, motion detection, and rugged solid-state switching. Our integration expertise enables us to support complex implementations requiring specialized signal interpretation.

Gas and Environmental Sensors Technology. Our gas and environmental sensing platforms focus on delivering smaller, lower-power, and lower-cost solutions for demanding detection applications. Through our acquisitions of SPEC Sensors and KWJ Engineering, we combine decades of electrochemical sensing expertise with modern materials science and instrumentation design.

Our multidisciplinary engineering team, including PhDs in chemical engineering, electrical engineering and physics, designs and manufactures our gas sensors and instruments in-house in Fremont, California. Capabilities include proprietary high-volume electrochemical sensor fabrication, device assembly and automated calibration, advanced test and measurement systems, and custom electronics and firmware development.

We collaborate with research institutions, including Georgia Institute of Technology, San Jose State University and UC Davis, on government-funded programs while also providing private product development services to customers ranging from startups to Fortune 500 companies.

Electrochemical Sensor Innovation. Traditional electrochemical gas sensors are sensitive and selective but are often large, costly, and power-intensive. SPEC was founded to address the need for compact, affordable electrochemical sensors suitable for wireless, wearable, and IoT applications. By combining proven electrochemical principles with advanced materials and manufacturing methods, we produce some of the smallest and thinnest electrochemical gas sensors available, while maintaining performance in demanding environments. Our gas-sensing solutions integrate proprietary sensor elements, custom electronics, calibration and compensation algorithms, and embedded communication capabilities. These integrated systems serve applications in industrial safety, community monitoring, healthcare, and home environments, including carbon monoxide and ozone detection and air quality monitoring.

Product Lines. Product lines based on our gas sensing technology include:

●	Eco Sensors™ Ozone Instruments. Our Eco Sensors™ branded ozone monitors and detectors incorporate SPEC sensor technology to deliver reference-level accuracy at competitive price points. Ozone is widely used in commercial cleaning and remediation but poses safety risks at elevated concentrations. Our product line includes handheld monitors, wall-mounted alarms, remote generator controllers, and OEM modules.
●	Carbon Monoxide Monitoring Solutions. We offer standard and custom in-line carbon monoxide monitors for supplied breathing air applications. These products are designed to meet U.S. Occupational Safety and Health Administration requirements and carry Canadian Standards Association (CSA) approval. Applications include medical gas verification and industrial supplied air systems. Our portfolio also includes low-pressure cylinder alarms and the SPARROW PROTECT+™, a rechargeable Bluetooth-enabled carbon monoxide and harmful gas monitor.
●	Screen-Printed Electrochemical Gas Sensors. Our sensor portfolio includes UL-2034 recognized carbon monoxide sensors with air-quality-level sensitivity and a 10-year lifetime, as well as sensors for hydrogen sulfide, ozone, nitrogen dioxide, sulfur dioxide, ethanol, hydrogen, formaldehyde, ethylene, and volatile organic compounds (VOCs), among others. We also offer gas-sensor modules with integrated electronics and signal processing that provide compensated parts-per-million (PPM) output for simplified OEM integration.

Intellectual Property

We believe that the protection of our intellectual property is critical to maintaining our competitive position and supporting long-term growth. Our intellectual property portfolio includes patents, trademarks, copyrights, trade secrets, and other proprietary rights. We also rely on nondisclosure agreements with employees, contractors, suppliers, and customers, as well as licensing arrangements and other contractual protections, to safeguard our technologies and know-how.

We maintain an active program to protect and expand our intellectual property, primarily through the regular filing of patent applications and the defense of issued patents where appropriate. As of the date of this report, we are not engaged in any patent infringement litigation. Our patent strategy is designed to support both our core sensing technologies and the systems and applications built around them.

We implement what we refer to as a “ring-fencing” strategy. Under this approach, we seek patent protection not only for core sensor technologies, but also for sensing systems, HMI devices, and related platform architectures. This layered strategy is intended to create multiple barriers to entry – protecting foundational materials and device structures while also securing competitive advantages in system-level implementations and end-use applications. Even if a competitor were able to design around a specific sensor-level patent, we believe our broader system and application patents provide additional layers of protection.

We continue to align our patent filings with our strategic focus markets, including multi-sensing platforms, smart surfaces, gas and environmental sensing technologies, and wearable and smart textile applications. As we expand into conductive textiles and sensor-integrated fabrics, we are leveraging our existing intellectual property portfolio – including our sensor fusion platform, which enables multi-modal data capture – to support innovative wearable applications.

As of December 31, 2025, we held 49 issued patents (27 in the U.S. and 22 outside the U.S.) and had 15 patent applications pending (6 in the U.S. and 9 outside the U.S.). We categorize our patents into four general groups:

●	Technology – 21 issued patents expiring between 2036 and 2042, and 6 patent applications pending.
●	Sensors – 10 issued patents expiring between 2026 and 2037, covering core sensing elements and structures, and 4 patent applications pending.
●	Sensing Systems – 7 issued patents expiring between 2029 and 2041, directed toward integrated sensing architectures and system-level implementations, and 5 patent applications pending.
●	HMI Devices – 11 issued patents expiring between 2036 and 2038, covering interface designs and application-specific implementations.

Our competitive position depends, in part, on our ability to obtain, maintain, and enforce intellectual property protection. There can be no assurance that patent applications we have filed or may file will result in issued patents, that issued patents will not be challenged, invalidated, or circumvented, or that the scope of protection will be sufficient to provide meaningful commercial advantage. In addition, patents may not be issued in all geographic regions in which protection may be desirable. For a more detailed discussion of risks related to our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

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

In force/touch sensing, we compete against legacy switch technologies and commoditized capacitive sensors. Our differentiation lies in multi-technology integration, sensor fusion platforms, environmental durability, embedded firmware expertise, and collaborative design partnerships.

In gas sensing, we compete by offering smaller, lower-cost, customizable electrochemical sensors combined with advanced calibration and compensation techniques. Our ozone and carbon monoxide solutions maintain strong market positions.

Sales and Marketing

We sell our products and solutions through direct sales personnel, outside sales representatives, and distributors, including Digi-Key Electronics. Due to the technical nature of our products, the length of our sales cycle can vary from a few months to several years, which requires continued participation from our sales, engineering and management teams. Our sales cycle for our custom solutions generally includes the following two phases:

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

Our Customers

Our customers include many of the world’s leading electronics companies and large multinational organizations as well as start-ups, design houses, original design manufacturers, OEMs and universities. We supply some of the world’s largest consumer electronics manufacturers, luxury and mid-market car companies, familiar names in the medical and industrial equipment markets, research engineers and designers entering the IoT market, and companies of all different sizes in other markets.

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

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue, and we expect this to continue. International sales constituted 58% and 56% of our revenue for the years ended December 31, 2025 and 2024, respectively, with sales in 2025 to customers in China and Japan representing 8% and 5%, respectively, compared to 7% and 11% in 2024, respectively. For the year ended December 31, 2025, we had one customer that represented over 10% of our revenue, compared to two in 2024.

Future sales of our products will be based on, among other factors, expansion into adjacent product markets, continued expansion of our product line, the acceptance of our existing product line, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers.

Manufacturing Operations and Principal Suppliers

We operate manufacturing facilities in:

●	Shenzhen, China – a 21,763 square foot facility that is ISO 9001, ISO 14001 and ISO 13485 certified. We plan to start the process of acquiring IATF 16949 certification as our automotive customer base expands.
●	Fremont, California – a 5,183 square-foot facility
●	Irvine, Scotland – a 9,800 square-foot facility

We aim to meet current environmental and sustainability standards required by our customers and legislation in various geographic markets. All products are RoHS (Restriction of Hazardous Substances) and REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) compliant. We also monitor our suppliers as part of our efforts to eliminate conflict minerals from our supply chain.

We purchase our materials from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components that meet technical specifications. Many of our products are subject to qualification testing and approval by our customers, which includes approval of the materials used in their product. We source certain of our components from single-source suppliers, including multinational conglomerates, which increases the risk of shortages and shipment delays and decreases our ability to negotiate with that supplier. These single-source materials, however, are available from other suppliers, and while their procurement from other sources likely would necessitate additional approvals from our customers and might result in short-term disruption to our business, we do have options to purchase single-sourced materials from alternative suppliers should the need arise.

Engineering, Research and Development

The markets for our products are characterized by rapid advancements in process technologies and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies and to develop or acquire new technologies.

We operate an engineering and R&D facility in Fremont, California, that serves as a primary hub for gas-sensing new product development, SBIR-funded research, and quality control for our gas and environmental sensing products. We also maintain an advanced printed electronics and materials science laboratory in Camarillo, California, that primarily supports our force-sensing product development In Singapore, we maintain a core software engineering team that supports our software and connected solutions initiatives. In Shenzhen, China, we operate an engineering center within our manufacturing facility focused on sustaining engineering, customer support, quality control, and new product introduction for our force-sensing and HMI products.

The worldwide R&D team pursues scientific research, technology platform development and advanced product development in areas of materials science, printed electronics devices, gas and environmental sensors, and manufacturing processes, and multi-disciplinary system engineering. The global R&D centers support strategic partnerships with key partners in electronics manufacturing services, air and environmental quality monitoring, and digital manufacturing, including 3D printing, and product development. This team also explores opportunities to work on government funded research projects that are aligned with our technology competencies.

Our Employees

As of December 31, 2025, we had 93 full-time employees worldwide. Our employees, listed in population size order from largest to smallest, are in the following departments: Production, R&D, Administration, and Sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

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

Risks Specific to Our Company

We have derived, and expect to continue to derive, a significant share of our revenue from a small number of customers.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a relatively small number of customers. In 2025, our top two customers accounted for 18% and 9% of our revenue, respectively. If we were to either lose one of our major customers or have a major customer significantly reduce its volume of business with us, our business, results of operations and financial condition would be harmed unless we were able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period. Because they generally do not provide us with firm, long-term volume purchase commitments, our customers, including our largest customers upon whom we are or may become dependent, can reduce or terminate altogether their business with us at any time, whether because they choose an alternate supplier, see reduced demand for their products, or otherwise.

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

Additionally, our sourcing operations may also be hurt by health concerns regarding the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including a recurrence of the COVID-19 coronavirus and its potential impact on our financial results) in countries in which our products are manufactured. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from our products. Furthermore, changes in U.S. trade policies, such as those being implemented by the current U.S. administration. including new restrictions, tariffs or other changes, especially as regards China, and reciprocal tariffs imposed by other countries, could lead to additional costs, delays in shipments, embargos and other uncertainties that could negatively impact our relationships with our international suppliers and materially adversely affect our business. Depending on the continued extent and duration of these constraints and disruptions, our supply chain, results of operations (including sales) or future business could be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

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

We regularly introduce new products with new technologies or manufacturing processes. Our products have in the past contained, and may in the future contain, errors or defects that may be detected at any point in the life of the product. Detection of such errors could result in delays in sales during the period required to correct them.

Defects may also result in product returns, loss of sales and cancelled orders, delays in market acceptance, injury to our reputation, injury to customer relationships and increased warranty costs, which could have an adverse effect on our business, operating results and financial condition. Our insurance may not be sufficient to fully cover us against any liability arising out of such defects.

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

Our products and solutions may not be successful in new markets. Various of our target markets may develop more slowly than anticipated or participants in those markets could choose to utilize competing technologies. The markets for certain of our HMI products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products. The markets for our gas and environmental sensors rely heavily on our customers’ investment in the required infrastructure for new devices or instruments and also on their competency and execution in development. The performance of any sensor depends on the quality of its implementation and may vary depending on design decisions, tradeoffs, or lack of experience. While we perform extensive engineering services for our customers and support them with reference materials and open-source designs, we cannot guarantee our customers’ success, and this remains a risk for our portfolio.

Our ability to generate significant revenue from new markets will depend on various factors, including the following:

●	the development and growth of these markets;
●	the ability of our technologies and product solutions to address the needs of these markets;
●	the price and performance requirements of our customers and the preferences of their end-users;
●	our ability to provide our customers with solutions that provide advantages in terms of size, power consumption, reliability, durability, performance and value-added features compared with alternative solutions; and

●	the effectiveness of our sales and marketing efforts in communicating all of these capabilities to the marketplace.

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

We generally do not sell products to end-users. Instead, we sell component products that our customers incorporate into their products, and we depend on our customers to successfully manufacture and distribute products incorporating our component products and to generate consumer demand through their marketing and promotional activities. We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our solutions. As a result of this, our success depends almost entirely upon the widespread market acceptance of our customers’ products that incorporate our solutions. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling such products.

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

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Heightened geopolitical tensions, armed conflicts, and broader global uncertainties may increase the likelihood of cyber threats, which could directly or indirectly disrupt our operations. Although we have implemented security procedures and controls to address these threats, such as firewalls, encryption, access controls, and employee training, cybersecurity threats are dynamic and evolving and our systems may still be vulnerable to theft, loss or misuse of data, including proprietary or confidential information, relating to our business, products, employees, suppliers and customers; disruption due to computer viruses and programming errors; attacks by third parties including destruction of data or demanding ransom to return control of our systems and services; or similar disruptive problems.

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

Technology, both in our markets and in our customers’ markets, is undergoing and will continue to undergo rapid change. In order to maintain our leadership position in our existing markets and to emerge as a leader in new markets, we will have to maintain a leadership position in the technologies supporting those markets. Doing so will require, among other things, that we accomplish the following:

●	accurately predict the evolving needs of our customers and develop, in a timely manner, the technology required to support those needs;
●	provide products that are not only technologically sophisticated and well supported but are also available at a price within market tolerances and competitive with comparable products;
●	establish and effectively defend our ownership of the intellectual property supporting our products; and
●	enter into relationships with other companies that have developed complementary technology on which our products also depend.

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

While our common stock, $0.001 par value per share (“Common Stock”), is quoted on The Nasdaq Capital Market, the daily trading volume is typically very low. This is due in part to the significant percentage (approximately 77% as of December 31, 2025) of our shares that are held by officers and directors and their affiliates, primarily Mr. Bronson.

We cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market or how liquid that market might become. The lack of an active market may reduce the value of our Common Stock and impair the ability of our stockholders to sell their shares at the time or price at which they wish to sell them. An inactive market may also impair our ability to raise capital by issuing Common Stock (or other securities convertible into Common Stock) and may impair our ability to acquire or invest in other companies, products, or technologies by using our stock as consideration.

The price of our Common Stock may be volatile, and the value of a stockholder’s investment could decline.

Technology stocks, including our Common Stock, have historically experienced high levels of volatility. The trading price of our shares may continue to fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose all or part of their investment. Factors that could cause fluctuations in the trading price of our shares include, without limitation, the following:

●	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of technology companies in general;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	actual or anticipated changes or fluctuations in our results of operations;
●	failure of our results of operations to meet the expectations of securities analysts or investors;
●	actual or anticipated changes in the expectations of investors or securities analysts;
●	litigation involving us, our industry, or both;
●	regulatory developments in the United States, foreign countries, or both;
●	general economic conditions and trends;
●	economic disruptions caused by political disputes and governmental gridlock in the United States;
●	major catastrophic events;
●	lockup releases, and sales of large blocks of our Common Stock;
●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, a resurgence of the COVID-19 coronavirus, on our sourcing and manufacturing operations as well as on consumer spending;
●	departures of key employees; or
●	an adverse impact on the company from any of the other risks cited herein.

In addition, if the market for technology stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our shares could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our Common Stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

The issuance of shares of our Preferred Stock in the future would reduce the amount available to our holders of Common Stock in the event of our liquidation or winding up, utilize cash resources in the payment of dividends, and potentially limit our ability to obtain additional financing thereafter.

We currently have no shares of Preferred Stock outstanding but may issue shares in the future. While we cannot predict the amount of any such issuance or the liquidation preference or dividend rights of any such shares, the holders would be entitled to receive the applicable liquidation preference plus any accrued and unpaid dividends in the event of our liquidation or winding up before any payment or other distribution of assets to holders of our Common Stock, and the amount of any such payment or other distribution to such holders would be correspondingly reduced. In addition, the payment of dividends on such shares could reduce the amount of cash available to us to invest in our business. If such shares are convertible into shares of our Common Stock, the issuance of such shares upon such conversion would likely result in dilution to the interests of other common stockholders.

The terms of any Preferred Stock we may issue may restrict our ability to raise additional capital on acceptable terms, or at all.

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

Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, beneficially owned approximately 77% of the outstanding shares of our Common Stock as of December 31, 2025. As a result, Mr. Bronson has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Bronson has the ability to control the management and affairs of our company as a result of his position as our CEO and his ability to control the election of our directors. As a board member and officer, Mr. Bronson owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Bronson may have interests that differ from yours and he may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our other common stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our shares.

We do not intend to pay dividends on our Common Stock for the foreseeable future and, consequently, our common stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our shares.

We have never declared or paid cash dividends on our Common Stock, and we do not anticipate paying any such dividends in the foreseeable future. The declaration, amount and payment of any future dividends on our shares, if any, may be subject to the designations, rights and preferences of any Preferred Stock that we may issue in the future and will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that the Board may deem relevant. As a result, stockholders may only receive a return on their investment in our shares if the market price increases.

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

Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to take other corporate actions, including effecting changes in our management. These provisions include:

●	the ability of the Board to cause the company to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;
●	the requirement that a special meeting of stockholders may be called only by the Board, by majority vote, or by any shareholder or group of shareholders who own and have the right to vote more than 25% of our issued and outstanding securities, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	the ability of the Board, by majority vote, to amend our bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt.

We also are subject to provisions of Nevada law found in Nevada Revised Statutes, Sections 78.411 to 78.444, inclusive, that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns 10 percent (10%) or more of our stock cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by the Board and stockholders.

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

General Risks

Our business, financial position, results of operations, and cash flows may be adversely affected by a resurgence of the global COVID-19 pandemic or any broad outbreak of any other epidemic in the human population.

The persistent challenges stemming from the COVID-19 pandemic and the possibility of a resurgence in infections or the outbreak of another global pandemic continue to pose significant risks to our business operations, financial performance, and outlook. While there have been advancements in managing the spread of the COVID-19 virus and increasing vaccination rates, uncertainties remain regarding its long-term effects and potential resurgence. The COVID-19 pandemic demonstrated the potential of a global health crisis to to disrupt global supply chains, affect consumer behavior, cause significant volatility and disruption of financial markets and prompt regulatory responses, any and all of which can adversely impact our operations and financial position.

Because the severity, magnitude and duration of a pandemic such as COVID-19 and its economic consequences are uncertain, vary by region, and are rapidly changing and difficult to predict, its full impact on our operations and financial performance, as well as its impact on our near-term ability to successfully execute our strategic objectives, remains similarly uncertain and difficult to predict. As the situation evolves, we face the risk of additional disruptions due to new variants of the virus, changes in public health guidelines, or unforeseen events that could further exacerbate operational challenges. Moreover, economic recovery remains uneven across regions, which may continue to influence consumer spending patterns and market dynamics.

Further, the pandemic’s ultimate impact depends in part on many factors not within our control and which may vary by region (heightening the uncertainty as to the ultimate impact COVID-19 or a subsequent pandemic may have on our operations and financial performance), including, without limitation: restrictive governmental and business actions that have been and continue to be taken in response (including travel restrictions, work from home requirements, and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets and financial market volatility; levels of economic contraction or growth; the impact of the pandemic on health and safety; the pace of recovery if and when the pandemic subsides; and how significantly the number of cases increases as economies begin to open and restrictive governmental and business actions are relaxed.

In addition, a pandemic outbreak such as COVID-19 subjects our operations and financial performance to several risks, including the following:

●	Operations-related risks: Our business is facing increased operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, and restrictions on the movement of people, both at our own offices and at those of our clients and suppliers. During the early years of the COVID-19 pandemic, we experienced lower demand and volume for products and services, client requests for engagement deferrals or other contract modifications, and other circumstances related directly and indirectly to the pandemic that adversely impacted our business. While these factors have begun to decline and projected demand for our products has stabilized, there can be no assurance that we will not again experience significant declines in product sales due to COVID-19 or another pandemic.
●	Client-related risks: Our clients were and could again be disrupted by quarantines and restrictions on employees’ ability to work and office closures. Such disruptions restricted and could again restrict our ability to provide products and services to our clients and reduce demand for our products and services. In addition, the COVID-19 pandemic adversely affected the global economy and the economies and financial markets of many countries, and a recurrence of a global pandemic could result in further economic downturns affecting demand for our products and services and impact our operations.
●	Employee-related risks: We experienced and may in the future experience disruptions to our operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to deliver our products and services in a timely manner or meet milestones or customer commitments.

The full extent of the effect of the COVID-19 pandemic and any future global pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of a pandemic even after its initial severity has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 re-emerges or another virus emerges with serious and widespread impact on public health, particularly in the United States, China,or the United Kingdom where our operations are most concentrated, and results in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

●	Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;
●	The failure of third parties on which we rely, including our suppliers, customers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default;
●	Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;
●	Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted;
●	Litigation, manufacturing delays and harm to our reputation resulting from any accident, illness, or injury to our employees related to the pandemic that could negatively affect our business, results of operations and financial condition;
●	Changes in prices of products and services impacted by worldwide demand and by the pandemic, which price increases could materially increase our operating costs and adversely affect our profit margin;
●	Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;
●	Sudden and/or severe declines in the market price of our Common Stock; and
●	Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic that likely will not be recoverable.

The COVID-19 pandemic or another global pandemic may also affect our operations and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results. The degree to which a pandemic impacts our results will depend on future developments, and there is no certainty that measures we have taken or will take will be sufficient to mitigate the risks posed by the virus. Additional impacts and risks may arise that we or our customers, suppliers, and other partners are not aware of or able to respond to effectively, and which may adversely affect us. The impact of a pandemic can also exacerbate other risks discussed in this Risk Factors section and throughout this report.

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

Our revenue from international sales represents a substantial portion of our overall sales, and this trend will continue for the foreseeable future. The majority of our international manufacturing is currently performed in China and the United Kingdom. Our international operations involve a number of risks, including with respect to:

●	import-export license agreements, tariffs (which have been increasing globally), taxes and other trade barriers;
●	staffing and managing foreign operations;
●	securing credit and funding;
●	maintaining an effective system of internal controls at our foreign facilities;
●	collecting foreign receivables;
●	transfer pricing and other tax uncertainties;
●	currency exchange fluctuations;
●	reduced protection of intellectual property rights;
●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the COVID – 19 virus, on our sourcing and manufacturing operations as well as consumer spending;
●	political and economic instability, and terrorism; and
●	transportation risks.

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

The current U.S. political climate, marked by rapid policy changes and regulatory shifts under the current administration, presents significant uncertainties for our global operations. In particular, escalating geopolitical tensions involving key global markets could impact our supply chain stability and market access. These factors collectively may adversely affect our business operations, financial condition, and future prospects.

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

Within the last three years, we completed the acquisitions of SPEC, KWJ, Calman, and Conductive Transfers, and we expect to make further acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees of the acquired business. In addition, internal controls over financial reporting of acquired companies may not comply with required standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.

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

In addition, being a public company subject to these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board, particularly to serve on our audit committee and compensation committee.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity is an important aspect of our business operations, and we are committed to protecting our systems, data, and the information of our clients and stakeholders. We recognize that cybersecurity threats are constantly evolving and that maintaining robust security measures is an ongoing process. Below is an overview of our cybersecurity risk management and the measures we have in place:

●	Governance and Oversight: Our Board and senior management are actively involved in overseeing our cybersecurity policies and practices and managing those responsible for coordinating and implementing cybersecurity initiatives across the organization. The Board receives updates from senior management on cybersecurity-related news events, developments in technology-related risks, threats and vulnerabilities that could pertain to the Company, and discusses with senior management updates to the Company’s risk-management responses and strategies.
●	Risk Assessment and Management: We conduct risk assessments to identify potential cybersecurity threats and vulnerabilities. This includes evaluating the likelihood and potential impact of various threats, such as data breaches, malware attacks, and insider threats. Based on these risk assessments, we develop and implement risk management strategies to mitigate identified risks.
●	Information Security Policies and Procedures: We have established information security policies and procedures that govern the use, protection, and handling of sensitive information. These policies cover areas such as data encryption, access controls, password management, incident response, and employee training.
●	Network and Infrastructure Security: We employ a range of technical measures to secure our network and infrastructure, including firewalls, intrusion detection and prevention systems, and vulnerability assessments. We also use encryption to protect data both in transit and at rest.
●	Employee Training and Awareness: We provide cybersecurity training to employees to raise awareness of the latest threats and best practices for protecting sensitive information. This includes training on how to recognize phishing attempts, handling secure data, and reporting security incidents.
●	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers, including conducting due diligence on vendors before engaging their services and monitoring their compliance with our security requirements.
●	Compliance and Reporting: We comply with all applicable laws and regulations related to cybersecurity, including data protection and privacy laws.

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

We did not experience any cybersecurity incidents in 2025 that materially affected us.

ITEM 2.    PROPERTIES

We maintain our principal office in Fremont, California, which is also our advanced and proprietary gas sensor production and product development facility. We conduct engineering, assembly and prototyping activities in Camarillo, California, which includes an advanced printed electronics and materials science laboratory. We conduct production operations in our facilities in Shenzhen, China; Fremont, California; and Irvine, Scotland. We conduct research and development activities in our electronics lab in Singapore; distribution operations in our Hong Kong facility; and sales operations in our Tokyo office and various other locations in the United States. In total, we lease approximately 34,000 square feet, and do not own any real estate. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

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

PART II

ITEM 5.    MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “LINK.”

Holders of Record

As of December 31, 2025, we had 22 holders of record of our Common Stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Common Stock

We have never declared or paid cash dividends on our Common Stock, and we do not anticipate paying any such dividends in the foreseeable future. The declaration, amount and payment of any such dividends, would be subject to the designations, rights and preferences of any preferred stock that we may issue in the future, and will be at the sole discretion of our Board. In exercising its discretion, the Board may consider general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that the Board may deem relevant.

On September 24, 2025, the Company declared a 50% common stock dividend with a record date of October 14, 2025, that was paid on October 28, 2025. Settlement of fractional share interests was made by issuing one full share of Common Stock in lieu of a fractional share. The stock dividend increased the number of issued and outstanding shares of Common Stock from 9,896,366 to 14,844,573. Except as otherwise noted, all references to Common Stock, Common Stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Form 10-K have been retroactively adjusted to reflect the stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

Series A Convertible Preferred Stock

In October and November, 2021, we issued 200,000 shares of our Series A Convertible Preferred Stock, each of which was convertible into 4.5 shares of our Common Stock. The designations, rights and preferences of our Series A Convertible Preferred Stock provided that we pay cash dividends at an annual rate of 8.0%, which was equivalent to $0.16667 per month and $2.00 per annum per share, based on the $25.00 liquidation preference. On October 15, 2025, with the closing price of the Company’s Common Stock having equaled or exceeded $6.67 (120% of the initial conversion price of $5.56, as adjusted for stock splits since the issuance) for at least 20 out of the prior 30 consecutive trading days, the Company announced the conversion all 200,000 shares of Series A Convertible Preferred Stock into 900,000 shares of Common Stock as permitted by the certificate of designations of the preferred stock. Up to and including the October 15, 2025 conversion date, dividends declared and paid on the Series A Convertible Preferred Stock in 2025 totaled $333,333.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.    RESERVED

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Executive Overview

Interlink Electronics, Inc. is a leading global provider of advanced sensing technologies and printed electronics solutions that enable Human-Machine Interface (“HMI”) devices and Internet-of-Things (“IoT”) applications. Our broad product and technology portfolio spans force and touch sensors, piezoelectric sensors, rugged HMI devices, wearable and textile-based sensors, electrochemical gas and environmental sensors, instruments, and fully integrated systems.

Our business is organized around two technology platforms:

Force/Touch Sensing and HMI Solutions. Our force-sensing resistor (“FSR®”) technology, together with piezoelectric sensing, printed electronics, rugged interface devices, and emerging smart textile platforms, enables intuitive, durable, and low-power user input solutions. These technologies are deployed in applications such as vehicle entry and control systems, industrial and medical interfaces, presence and pressure detection, wearable monitoring, and other three-dimensional input environments.

Through our acquisitions of Calman in 2023 and Conductive Transfers Limited in 2024, we expanded our capabilities in customized membrane keypads, graphic overlays, industrial labeling, conductive textiles, and integrated printed electronic systems. These additions enhance our vertical integration, broaden our intellectual property portfolio, and strengthen our presence in European markets. We are increasingly positioning our HMI offerings as integrated subsystems that combine sensing hardware with proprietary firmware, signal processing, and system-level design.

Gas and Environmental Sensing Solutions. We entered the gas and environmental sensing market in 2022 through the acquisition of the assets of SPEC Sensors and KWJ Engineering. We now design and manufacture miniaturized electrochemical gas sensors, instruments, and monitoring systems for safety, health, air quality, and industrial applications. Our products are designed to address growing demand for compact, low-power, and cost-effective sensing solutions suitable for wireless, wearable, and IoT deployments.

We prioritize revenue growth in targeted strategic markets, gross margin expansion driven by favorable product mix and operational efficiencies, disciplined capital allocation, and the ongoing advancement of differentiated sensing platforms. Our strategy emphasizes higher-margin, application-specific solutions built on scalable technology foundations. A substantial portion of our revenue is generated from custom solutions developed in close collaboration with OEM customers. Although these engineering and product development engagements often involve extended design cycles, they frequently lead to multi-year production programs that provide long-term revenue visibility and strengthen customer relationships.

We maintain a global operational footprint to support our customers and manufacturing strategy. We manufacture our force-sensing and printed electronic products at our facilities in Shenzhen, China, and Irvine, Scotland, and our gas and environmental sensors and instruments at the facility in Fremont, California. Our vertically integrated manufacturing approach allows us to maintain control over proprietary processes, quality standards, and supply chain responsiveness.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the tables are based on revenue.

	Year Ended December 31,
	2025		2024
	$	%	$	%

	(in thousands, except percentages)
Revenue	$11,890	100.0%	$11,679	100.0%
Cost of revenue	7,260	61.1	6,833	58.5
Gross profit	4,630	38.9	4,846	41.5
Operating expenses:
Engineering, research and development	1,504	12.6	2,052	17.6
Selling, general and administrative	4,955	41.7	4,844	41.5
Total operating expenses	6,459	54.3	6,896	59.0
Loss from operations	(1,829)	(15.4)	(2,050)	(17.6)
Other income (expense), net	23	0.2	93	0.8
Loss before income taxes	(1,806)	(15.2)	(1,957)	(16.8)
Income tax expense (benefit)	(191)	(1.6)	27	0.2
Net loss	$(1,615)	(13.6)%	$(1,984)	(17.0)%

Comparison of the Years Ended December 31, 2025 and 2024

Revenue by the markets we serve is as follows:

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$3,629	30.5%	$3,926	33.6%	$(297)	(7.6)%
Industrial	4,009	33.7	2,631	22.5	1,378	52.3
Automotive	358	30.1	—	—	358	100.0
Standard	3,894	32.8	5,122	43.9	(1,228)	(24.0)
Revenue	$11,890	100.0%	$11,679	100.0%	$211	1.8%

We sell our custom products into the medical, industrial, automotive and other specialty markets. We sell our standard products to customers in many markets through various distribution networks. The ultimate customer for our products may come from different markets that are often unknown to us at the time of sale. Each market has different product design cycles. Products with longer design cycles often have much longer product life cycles. Medical, industrial, and other specialty markets such as environmental monitoring products generally have long design and life cycles. We currently have products with life cycles that have exceeded 20 years and are ongoing.

Revenues were up in 2025 compared to 2024 to customers in the industrial and automotive markets, and were down to customers in the medical market and to customers of our standard products. The increase in revenue from customers in the industrial market was due to increased shipments on higher customer demand due to increases in their production levels, while the increase in revenue from customers in the automotive market was due to new products and to programs intended to support innovation and automation in that market group. The decrease in revenue from customers in the medical market was due to lower shipments of our traditional force-sensing products offset in part by higher shipments of our Calman printed electronics, all of which is driven by customer demand. In all markets, the timing of orders from our customers is not always predictable and can vary significantly from period to period depending on customers’ projects and building plans.

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$4,630	38.9%	$4,846	41.5%	$(216)	(4.5)%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage for 2025 were down compared to 2024 due primarily to changes in the mix of products sold, and also in part due to strengthened Chinese yuan relative to the U.S. dollar which increased the cost of our production activities in China.

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$1,504	12.6%	$2,052	17.6%	$(548)	(26.7)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and product development activities and the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development of our force-sensing and gas-sensing technologies and other printed electronics solutions, as well as custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for 2025 were down compared to the prior year due primarily to lower engineering employee headcount and lower consultant and outside services costs, offset in part by higher costs on prototyping and product-development activities.

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$4,955	41.7%	$4,844	41.5%	$111	2.3%

Selling, general and administrative expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses and communication expenses. Selling, general and administrative expenses for the current year were up slightly compared to last year due primarily to the inclusion of Conductive Transfers in 2025 (which was acquired in December 2024), offset in part by lower sales and administrative compensation expense on lower headcount elsewhere.

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$23	0.2%	$93	0.8%	$(70)	(7.5)%

Other income (expense), net consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense), net for 2025 was comprised of $20,000 of interest income and $3,000 of foreign currency transaction gains, while other income (expense), net for 2024 was comprised of $54,000 of interest income and $39,000 of foreign currency transaction gains.

	Year Ended December 31,
	2025		2024
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
		Income/		Income/		Income/
	Amount	Loss	Amount	Loss	$ Change	Loss

	(in thousands, except percentages)
Income tax expense (benefit)	$(191)	10.6%	$27	1.4%	$(218)	9.2%

Income tax expense reflects statutory tax rates in the jurisdictions in which we operate on the taxable income (loss) we generate in each jurisdiction. For both 2025 and 2024, the Company’s income tax expense reflects tax expense (or benefit) on its foreign earnings (or losses) with no tax benefit on its domestic losses due to the valuation allowance recorded on domestic net operating losses and other deferred tax assets.

Our effective tax rate is directly affected by the relative proportions of our taxable income/loss in the jurisdictions in which we operate and the applicable tax rates in such jurisdictions. Based on the expected mix of domestic and foreign earnings, we anticipate our effective tax rate to remain higher than the U.S. statutory rate of 21% primarily due to a portion of our earnings originating in higher rate jurisdictions of China (25%) and the United Kingdom (25%), offset in part by earnings in the lower-rate jurisdiction of Hong Kong (16.5%), while our domestic losses are expected to provide no tax benefit due to the valuation allowance recorded on domestic net operating losses and other deferred tax assets. State income taxes also have an impact in the U.S.

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

Liquidity and Capital Resources

Cash requirements for working capital, capital expenditures, and acquisition activities have historically been funded from our cash balances, cash generated from operations, and issuances of equity securities. As of December 31, 2025, we had cash and cash equivalents of $2.7 million, working capital of $4.6 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2025. Of our $2.7 million of cash, $2.1 million was held by foreign subsidiaries. If these funds are needed for U.S. operations or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash.

In October 2025, we converted our Series A Convertible Preferred Stock into Common Stock, which eliminated the 8.0% per annum cumulative cash dividend payable on the Preferred Stock, for a cash savings of $400,000 per year. We believe that our existing cash and cash equivalents balance will be sufficient to maintain our current operations considering our current financial condition, obligations, and other expected cash flows. If our circumstances change, however, we may require additional cash. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we could be subject to fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional needed funds, we may also take measures to reduce expenses to offset any shortfall.

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash (used in) operating activities	$(112)	$(367)
Net cash (used in) investing activities	(56)	(491)
Net cash (used in) financing activities	(91)	(400)

Net Cash (Used In) Operating Activities

For the year ended December 31, 2025, the $112,000 in net cash used in operating activities was attributable to net loss of $1,615,000, adjusted for non-cash charges of $519,000 and cash provided by changes in operating assets and liabilities of $984,000. For the year ended December 31, 2024, the $367,000 in net cash used in operating activities was attributable to net loss of $1,984,000, adjusted for non-cash charges of $809,000 and cash provided by changes in operating assets and liabilities of $808,000.

Accounts receivable decreased from $1,612,000 at December 31, 2024 to $1,542,000 at December 31, 2025 due to the timing of shipments and cash collections during the fourth quarter of 2025 compared to the fourth quarter of 2024. Many of our customers pay promptly and accounts receivable is generally related to the most recent shipments. Inventories decreased from $2,009,000 at December 31, 2024 to $1,801,000 at December 31, 2025 due primarily to variability in the timing of materials purchases and customer demand on product shipments. Prepaid expenses and other current assets decreased from $328,000 at December 31, 2024 to $236,000 at December 31, 2025. The balance of these current assets fluctuates with the timing of payments of insurance premiums, advances, and estimated income taxes. Accounts payable, accrued liabilities, and accrued income taxes increased from $1,038,000 at December 31, 2024 to $1,339,000 at December 31, 2025. The balance of these current liabilities fluctuates based on the timing of payment for purchases of materials, compensation accruals, outside services, and income taxes.

Net Cash (Used In) Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 consisted of $56,000 used for purchases of property and equipment. Net cash used in investing activities of $491,000 for the year ended December 31, 2024 consisted of $314,000 used to acquire the assets of Conductive Transfers in December 2024, and $177,000 used for purchases of property and equipment.

Net Cash (Used In) Financing Activities

Net cash used in financing activities of $91,000 for the year ended December 31, 2025 consisted of proceeds of $242,000 from issuance of Common Stock (net of $86,000 of offering costs), offset by payment of $333,000 of dividends on our Preferred Stock. Net cash used in financing activities for the year ended December 31, 2024 consisted of payment of $400,000 of dividends on our Preferred Stock.

Transactions with Related Parties

For a discussion of transactions with related parties, see Note 10, Related Party Transactions, of the notes to the consolidated financial statements, and Item 13, Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued and Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Recently Issued Accounting Pronouncements in Note 1, The Company and its Significant Accounting Policies, of the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLINK ELECTRONICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interlink Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interlink Electronics, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Norwell, Massachusetts

March 26, 2026

INTERLINK ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$2,724	$2,950
Accounts receivable, net	1,542	1,612
Inventories	1,801	2,009
Prepaid expenses and other current assets	236	328
Total current assets	6,303	6,899
Property, plant and equipment, net	474	411
Intangible assets, net	1,333	1,874
Goodwill	2,586	2,658
Right-of-use assets	760	1,064
Deferred tax assets	202	82
Other assets	80	128
Total assets	$11,738	$13,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$985	$573
Accrued liabilities	330	377
Lease liabilities, current	324	352
Accrued income taxes	24	88
Total current liabilities	1,663	1,390

Long-term liabilities
Lease liabilities, long term	493	777
Deferred tax liabilities	361	456
Total long-term liabilities	854	1,233
Total liabilities	2,517	2,623

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, 0 and 200 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2025 and 2024	—	2
Common stock, $0.001 par value: 30,000 shares authorized, 15,750 and 14,796 shares issued and outstanding at December 31, 2025 and 2024, respectively	16	15
Additional paid-in-capital	62,594	62,308
Accumulated other comprehensive income	406	15
Accumulated deficit	(53,795)	(51,847)
Total stockholders’ equity	9,221	10,493
Total liabilities and stockholders’ equity	$11,738	$13,116

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

	(in thousands, except per share data)

Revenue	$11,890	$11,679
Cost of revenue	7,260	6,833
Gross profit	4,630	4,846
Operating expenses:
Engineering, research and development	1,504	2,052
Selling, general and administrative	4,955	4,844
Total operating expenses	6,459	6,896
Loss from operations	(1,829)	(2,050)
Other income (expense), net	23	93
Loss before income taxes	(1,806)	(1,957)
Income tax expense (benefit)	(191)	27
Net loss	$(1,615)	$(1,984)

Net loss applicable to common stockholders	$(1,948)	$(2,384)
Earnings (loss) per common share, basic	$(0.13)	$(0.16)
Earnings (loss) per common share, diluted	$(0.13)	$(0.16)

Weighted average common shares outstanding - basic	14,924	14,793
Weighted average common shares outstanding - diluted	14,924	14,793

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024

	(in thousands)
Net loss	$(1,615)	$(1,984)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	391	(185)
Comprehensive loss	$(1,224)	$(2,169)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2023	200	$2	14,790	$15	$62,274	$200	$(49,463)	$13,028
Net loss	—	—	—	—	—	—	(1,984)	(1,984)
Preferred stock dividends	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustment	—	—	—	—	—	(185)	—	(185)
Stock-based compensation expense	—	—	6	—	34	—	—	34
Balance at December 31, 2024	200	2	14,796	15	62,308	15	(51,847)	10,493
Net loss	—	—	—	—	—	—	(1,615)	(1,615)
Preferred stock dividends	—	—	—	—	—	—	(333)	(333)
Conversion of preferred stock to common stock	(200)	(2)	900	1	1	—	—	—
Issuance of common stock	—	—	51	—	242	—	—	242
Foreign currency translation adjustment	—	—	—	—	—	391	—	391
Stock-based compensation expense	—	—	3	—	43	—	—	43
Balance at December 31, 2025	—	$—	15,750	$16	$62,594	$406	$(53,795)	$9,221

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net loss	$(1,615)	$(1,984)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	907	892
Stock-based compensation expense	43	34
Adjustment to reconcile operating lease expense to cash paid	(7)	48
Deferred income taxes	(424)	(165)
Changes in operating assets and liabilities:
Accounts receivable	131	538
Inventories	260	465
Prepaid expenses and other assets	143	5
Accounts payable	430	47
Accrued liabilities	(93)	(44)
Accrued income taxes	113	(203)
Net cash (used in) operating activities	(112)	(367)
Cash flows from investing activities:
Purchases of property, plant and equipment	(56)	(177)
Acquisition of Conductive Transfers and Global Print Solutions	—	(314)
Net cash (used in) investing activities	(56)	(491)
Cash flows from financing activities:
Payment of dividends on preferred stock	(333)	(400)
Proceeds from issuance of common stock (net of offering costs of $86)	242	—
Net cash (used in) financing activities	(91)	(400)
Effect of exchange rate changes on cash	33	(96)
Net (decrease) in cash and cash equivalents	(226)	(1,354)
Cash and cash equivalents, beginning of period	2,950	4,304
Cash and cash equivalents, end of period	$2,724	$2,950
Supplemental disclosure of cash flow information:
Income taxes paid	$126	$384
Interest paid	—	—

Supplemental non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$31	$1,200

The accompanying notes are an integral part of these consolidated financial statements.

INTERLINK ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and its Significant Accounting Policies

Description of Business

Interlink Electronics, Inc. (“Interlink,” “we,” “us,” “our,” or the “Company”) is a leading global provider of advanced sensing technologies and printed electronics solutions that enable Human-Machine Interface (“HMI”) devices and Internet-of-Things (“IoT”) applications. Our broad product and technology portfolio spans force and touch sensors, piezoelectric sensors, rugged HMI devices, wearable and textile-based sensors and electrochemical gas and environmental sensors, along with instruments and fully integrated systems based on our sensor technologies.

We serve global blue-chip customers and innovative emerging companies across diverse end-use markets, including medical, industrial, automotive, consumer electronics, wearables, environmental monitoring, and specialty applications. Our technical and engineering expertise in materials science, printed electronics manufacturing, embedded electronics, and related firmware, software, and system integration allows us to deliver high-performance, cost-effective standard and custom solutions tailored to our customers’ unique requirements.

We were incorporated in California in 1985, re-incorporated in Delaware in 1996, and changed our domicile to Nevada in 2012 through a merger with a newly formed Nevada corporation named Interlink Electronics, Inc. Our principal executive office is located at 48389 Fremont Boulevard, Suite 110, Fremont, California 94538, and our telephone number is (510) 244-0424. Our website address is www.interlinkelectronics.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

October 2025 Common Stock Dividend

On September 24, 2025, the Board declared a 50% common stock dividend with a record date of October 14, 2025, that was paid on October 28, 2025. Settlement of fractional share interests was made by issuing one full share of Common Stock in lieu of a fractional share. The stock dividend increased the number of issued and outstanding shares of Common Stock from 9,896,366 to 14,844,573. Except as otherwise noted, all references to Common Stock, Common Stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Form 10-K have been retroactively adjusted to reflect the stock dividend, which is accounted for as a stock split effected in the form of a stock dividend.

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

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi; and the functional currency of our United Kingdom subsidiaries is the British pound sterling. The functional currency of our Hong Kong subsidiary is the United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.

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

We (i) input orders based upon receipt of a customer purchase order, (ii) confirm pricing through the customer purchase order record, (iii) validate creditworthiness through past payment history, credit agency reports and other financial data, and (iv) recognize revenue when goods are shipped and title and risk of loss transfer to the customer. All customers have warranty rights, and some customers also have explicit or implicit rights of return. We establish reserves for potential customer returns or warranty repairs based on historical experience and other factors that enable us to reasonably estimate the obligation.

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

Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements. The following table presents revenue recognized at a point in time and revenue recognized over time:

	Year Ended December 31,
	2025	2024

	(in thousands)
Revenue recognized at a point in time	$11,110	$10,867
Revenue recognized over time	780	812
Total revenue	$11,890	$11,679

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the years ended December 31, 2025 and 2024 were $66,000 and $67,000, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders (i.e., net income (loss) adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of diluted common shares, which includes common stock equivalents from, if applicable, and if dilutive, unexercised stock options, unvested restricted stock units, and shares issuable upon conversion of convertible preferred stock. Unexercised stock options and unvested restricted stock units are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. Convertible preferred stock is considered to be common stock equivalents if, using the if-converted method, they are determined to be dilutive.

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

Our operations and financial results may be adversely affected by outbreaks of viruses, widespread illness, infectious diseases, contagions and unforeseen epidemics (such as the COVID-19 coronavirus) in countries in which our products are manufactured and sold. We experienced delays in the receipt of certain goods and the supply of our products from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in 2021, and to a lesser extent in 2022 through 2025. Depending on the continued extent and duration of these and similar constraints and disruptions, our supply chain, results of operations (including sales) or future business may be materially and adversely impacted. These and other issues affecting our international suppliers or internationally manufactured merchandise could have a material adverse effect on our business, results of operations and financial condition.

Cash, Cash Equivalents and Restricted Cash

We invest excess cash in highly liquid interest-bearing instruments, including commercial paper or money market accounts. Investments with original maturity dates less than 90 days are classified as cash equivalents. Cash that is reserved for a specific purpose and therefore not available for immediate or general business use is classified as restricted cash. All of our cash, cash equivalents and restricted cash are held at major financial institutions in the United States, China, the United Kingdom, and Hong Kong. Our balances in each country were insured at the maximum limit determined by each country. In the U.S., we had no bank balances in excess of the Federal Deposit Insurance Corporation limit of $250,000 at December 31, 2025 and 2024. Approximately $0.7 million and $1.3 million held in banks in China at December 31, 2025 and 2024, respectively, was not insured. Approximately $1.4 million and $0.4 million held in banks in the United Kingdom at December 31, 2025 and 2024, respectively, was not insured. Approximately $38,000 and $12,000 held in banks in Hong Kong at December 31, 2025 and 2024, respectively, was not insured.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

	(in thousands)
Balance, beginning of year	$34	$40
Provisions for expected credit losses, net of recoveries	14	(5)
Foreign currency exchange rate changes	3	(1)
Balance, end of year	$51	$34

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

Intangible Assets, Net

Our intangible assets consist primarily of patents and trademarks and are carried at cost less accumulated amortization. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amount of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that an impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. As of December 31, 2025, we have not recognized any impairment losses for our intangible assets.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and is not amortized but is tested for impairment at least annually or more frequently in events and circumstances exist that indicate that a goodwill impairment test should be performed. We have selected December 31 as the date to perform the annual impairment test. As of December 31, 2025, we have not recognized any impairment losses for our goodwill.

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

Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and, other than as described below, concluded they are not applicable or not expected to be material to our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026 using a prospective transition method.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its fourth quarter of 2027 using a prospective transition method.

Subsequent Events

The Company has evaluated subsequent events through March 26, 2026, being the date these consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2025	2024

Accounts receivable, net	(in thousands)
Accounts receivable, gross	$1,593	$1,646
Allowance for expected credit losses	(51)	(34)
Accounts receivable, net	$1,542	$1,612

	December 31,	December 31,
	2025	2024

Inventories	(in thousands)
Raw materials	$1,344	$1,608
Work-in-process	204	179
Finished goods	253	222
Total inventories	$1,801	$2,009

	December 31,	December 31,
	2025	2024

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,243	$1,972
Leasehold improvements	527	500
	2,770	2,472
Less: accumulated depreciation	(2,296)	(2,061)
Total property, plant and equipment, net	$474	$411

Depreciation expense totaled $191,000 and $140,000 in 2025 and 2024, respectively.

	Weighted	December 31, 2025			December 31, 2024
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets, net	(in thousands)
Patents, tradenames, and trademarks	5 Years	$948	$(817)	$131	$931	$(751)	$180
Developed technology	3.5 Years	654	(504)	150	536	(296)	240
Customer relationships	6 Years	1,525	(761)	764	1,427	(493)	934
Non-compete agreements	4 Years	981	(693)	288	916	(425)	491
Order backlog	0.5 Years	—	—	—	22	(22)	—
In-process research and development	Indefinite	—	—	—	29	—	29
Total intangible assets, net		$4,108	$(2,775)	$1,333	$3,861	$(1,987)	$1,874

Amortization expense totaled $716,000 and $752,000 in 2025 and 2024, respectively. Future amortization on existing intangible assets over the next five years and thereafter is as follows:

Years ending December 31,	(in thousands)
2026	$597
2027	375
2028	291
2029	70
2030	—
Thereafter	—
$1,333

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

(in thousands)
Balance as of December 31, 2023	$2,461
Goodwill acquired in acquisition of Conductive Transfers	232
Adjustment to goodwill, foreign currency exchange rate changes	(35)
Balance as of December 31, 2024	2,658
Adjustment to goodwill, acquisition price allocation of Conductive Transfers	(232)
Adjustment to goodwill, foreign currency exchange rate changes	160
Balance as of December 31, 2025	$2,586

	December 31,	December 31,
	2025	2024

Accrued liabilities	(in thousands)
Accrued wages and benefits	$185	$194
Accrued vacation	113	146
Accrued other liabilities	32	37
Total accrued liabilities	$330	$377

Note 3 – Acquisitions

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

The following represents pro forma consolidated statement of operations information as if Conductive Transfers had been included in our consolidated results for the full fiscal years ended December 31, 2025 and 2024 (unaudited):

	Pro Forma
	Year Ended December 31,
	2025	2024

	(in thousands)
Revenue	$11,890	$12,348
Net (loss)	$(1,615)	$(1,996)

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

On October 15, 2025, with the closing price of the Company’s Common Stock having equaled or exceeded $6.67 (120% of the initial conversion price of $5.56, as adjusted for stock splits since the issuance) for at least 20 out of the prior 30 consecutive trading days, the Company converted all 200,000 shares of Series A Convertible Preferred Stock into 900,000 shares of Common Stock as permitted by the certificate of designations of the preferred stock.

Note 5 – Stock-Based Compensation

Under the terms of our 2016 Omnibus Incentive Plan, directors, officers and key employees could be granted restricted stock units and stock awards, as well as non-qualified or incentive stock options, at the discretion of the compensation committee of the Board.

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

The $43,000 and $34,000 of stock-based compensation expense recorded in the years ended December 31, 2025 and 2024, respectively, is comprised of $15,000 in each of 2025 and 2024 for shares of Common Stock issued to members of the Board as partial compensation for their service as a director, and $28,000 in 2025 and $19,000 in 2024 for the restricted stock units described below.

In May 2024, the compensation committee of the Board approved the Company’s grant of 46,875 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. A summary of the status of the Company’s nonvested restricted stock units as of and for the year ended December 31, 2025, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2025	46,875	$2.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	46,875	$2.90

As of December 31, 2025, there was approximately $88,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

On September 24, 2025, the Company declared a 50% common stock dividend that was paid on October 28, 2025. The effect of this stock dividend (which is accounted for as a stock split effected in the form of a stock dividend) has been applied retroactively to weighted average common shares outstanding and earnings per share, as if the 50% common stock dividend had occurred at the beginning of the earliest period presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024

	(in thousands, except per share data)
Net loss	$(1,615)	$(1,984)
Less: Preferred stock dividends	(333)	(400)
Net loss applicable to common stockholders	$(1,948)	$(2,384)

Weighted average common shares outstanding – basic	14,924	14,793
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—
Weighted average common shares outstanding – diluted	14,924	14,793

Earnings (loss) per common share, basic	$(0.13)	$(0.16)
Earnings (loss) per common share, diluted	$(0.13)	$(0.16)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	n/a	900
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	47	47

For 2024, 200,000 shares of Series A Convertible Preferred Stock convertible into 900,000 shares of Common Stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would have been anti-dilutive due to the net losses; for 2025, they are not included because the preferred shares were converted to common shares in October 2025. For both years, 46,875 restricted stock units (relating to the same number of shares of Common Stock) were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive due to the net losses.

Note 7 – Income Taxes

The Company accounts for income taxes using the asset and liability method under U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of earnings before income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Income (loss) before income taxes:
Domestic	$(964)	$(2,043)
Foreign	(842)	86
	$(1,806)	$(1,957)

Income tax provision (benefit) consists of the following for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Income tax provision (benefit):
Current
Federal	$—	$9
State	5	1
Foreign	27	187
Total current	32	197
Deferred:
Federal	—	—
State	—	—
Foreign	(223)	(170)
Total deferred	(223)	(170)
Total income tax provision (benefit)	$(191)	$27

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2025		2024
	$	%	$	%

	(in thousands, except percentages)
Federal income tax provision (benefit) at statutory rate	$(382)	21.0%	$(411)	21.0%
State tax expense net of federal tax benefit	(28)	1.6	(131)	6.7
Foreign taxes	(35)	1.9	3	(0.2)
Other	6	(0.3)	(8)	0.5
Change in valuation allowance	248	(13.7)	574	(29.3)
Income tax provision (benefit)	$(191)	10.6%	$27	(1.4)%

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Deferred taxes, net
Net operating loss carryforward	$1,236	$696
Accruals	32	41
Reserves	159	147
Property, plant and equipment, and intangible assets	103	288
Stock-based compensation expense	98	90
Other	34	34
Total deferred tax assets	1,662	1,296
Valuation allowance	(1,460)	(1,214)
Net deferred tax assets	$202	$82

Property, plant and equipment, and intangible assets	(361)	(456)
Net deferred tax liabilities	$(361)	$(456)

Deferred taxes are recorded for the following net operating losses (“NOLs”) that can be used in future tax years:

	December 31,	December 31,
	2025	2024

	(in millions)
Net operating losses
Federal	$3.9	$2.1
State	4.1	3.6
Foreign	0.5	0.0
	$8.5	$5.7

The federal and state NOLs expire at various dates through 2045. Foreign NOLs are related to the jurisdictions of China (expiring at various dates through 2031) and Hong Kong (no expiration).

During the year ended December 31, 2025, the Company’s $126,000 of income tax payments consisted of $5,000 in California and $124,000 in the United Kingdom, offset by refunds of $3,000 in the United States. During the year ended December 31, 2024, the Company’s $384,000 of income tax payments consisted of 12,000 in the United States, $1,000 in California, $17,000 in China, $1,000 in Singapore, and $353,000 in the United Kingdom.

The Company experienced an ownership change under IRC Section 382 in February 2010. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potential other deferred tax assets are permitted to offset future taxable income. Certain state jurisdictions within which we operate contain similar provisions and limitations. As of December 31, 2025, $24.0 million of the federal NOLs and $13.7 million of the state NOLs are subject to annual limitations due to the February 2010 ownership change, at approximately $71,000 per year. Because these limitations preclude the use of a large portion of these NOLs, the Company permanently wrote off the related deferred tax assets during the year ended December 31, 2015. Because the Company maintained a full valuation allowance against these deferred tax assets, this write-off had no impact on tax expense. At December 31, 2025, the gross NOLs without regard to this permanent write-off is $3.5 million for federal, $4.1 million for state, and $0.5 million for foreign. A roll-forward of the NOLs for which deferred tax assets are recorded is as follows:

	Year Ended December 31,
	2025	2024

	(in millions)
Net operating losses
Balance at January 1,	$5.7	$2.4
NOL generated (utilized)	2.8	3.3
NOL expired unused	—	—
Other, including changes in foreign currency exchange rates	—	—
Balance at December 31,	$8.5	$5.7

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal and state deferred tax assets was necessary at both December 31, 2025 and 2024, while no valuation allowance on foreign deferred tax assets was necessary at both December 31, 2025 and 2024. One objective negative piece of evidence we evaluated was our cumulative domestic loss incurred over the three-year periods ended December 31, 2025 and 2024. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2025 and 2024, a valuation allowance of $1,460,000 and $1,214,000, respectively, was recorded against our domestic deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $2.7 million of cash at December 31, 2025, $2.1 million was held by our foreign subsidiaries. If these funds are needed for U.S. operations or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Other distributions may require us to incur U.S. or foreign taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns after 2022 remain open to examination. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Generally, state and foreign income tax returns after 2021 remain open to examination. No income tax returns are currently under examination. As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

Note 8 – Significant Customers, Concentrations of Credit Risk and Geographic Information

We manage and operate our business through one operating segment.

Revenue from customers comprising at least 10% of total revenue are as follows:

	Year Ended December 31,
	2025		2024
Customer A	18%		15%
Customer B	*	%	12%

* less than 10% of total revenue

Revenue by geographic area are as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
United States	$4,998	$5,160
Asia and Middle East	1,975	2,623
Europe and other	4,917	3,896
Revenue	$11,890	$11,679

Revenue by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis and accounts deemed to have credit risk are fully reserved. At December 31, 2025, one customer accounted for 23% of total accounts receivable. At December 31, 2024, one customer accounted for 41% of total accounts receivable.

Our long-lived assets were geographically located as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
United States	$1,122	$1,440
Europe	3,973	4,446
Asia	340	331
Total long-lived assets	$5,435	$6,217

Note 9 – Retirement Savings Plan

We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering all U.S. employees. Participants in this plan may contribute up to 100% of their eligible pay on a pretax basis, up to the annual Internal Revenue Service dollar limits. The Company will make matching contributions in an amount equal to 50% of the participant’s deferral contributions, not to exceed $5,000 per participant per year. All contributions, including the Company match, are vested immediately. Our matching contributions to the plan were $64,000 in 2025, and $89,000 in 2024.

Note 10 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the President, Chief Executive Officer and a director of Qualstar. Ryan J. Hoffman, our Chief Financial Officer, is also the Acting Chief Financial Officer of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. (OTCMKTS:BKFG) which he controls, has a controlling interest in both Interlink and Qualstar. We have a mutual facilities sharing agreement with Qualstar under which Qualstar allows us to use of a portion of its Camarillo, California office and warehouse facility, and we previously allowed Qualstar to use a portion of our former Irvine, California and Bellevue, Washington office facilities, in each case splitting substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have a mutual consulting agreement with Qualstar under which certain of our respective employees and/or independent contractors provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Year Ended December 31,
	2025		2024
	Due from Qualstar	Due to Qualstar	Due from Qualstar	Due to Qualstar

	(in thousands)
Balance at January 1,	$8	$12	$2	$32
Billed (or accrued) to Qualstar by Interlink	429	—	450	—
Paid by Qualstar to Interlink	(432)	—	(444)	—
Billed (or accrued) to Interlink by Qualstar	—	187	—	158
Paid by Interlink to Qualstar	—	(174)	—	(178)
Balance at December 31,	$5	$25	$8	$12

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and Chief Executive Officer, is also the Chief Executive Officer and Chairman of BKF Capital. Ryan J. Hoffman, our Chief Financial Officer, is also the Chief Financial Officer of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We have a facilities agreement with BKF Capital to allow BKF Capital to previously use a portion of our former Irvine, California office facility, for which we agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In 2021, we entered into a M&A advisory consulting services agreement with Bronson Financial LLC (“BF”), a wholly owned subsidiary of BKF Capital, pursuant to which BF provided M&A advisory consulting services to us. This agreement was terminated in April 2024. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries are as follows:

	Year Ended December 31,
	2025		2024
	Due from BKF Capital	Due to BKF Capital	Due from BKF Capital	Due to BKF Capital

	(in thousands)
Balance at January 1,	$—	$—	$2	$—
Billed (or accrued) to BKF Capital by Interlink	8	—	8	—
Paid by BKF Capital to Interlink	(5)	—	(10)	—
Billed (or accrued) to Interlink by BKF Capital	—	—	—	75
Paid by Interlink to BKF Capital	—	—	—	(75)
Balance at December 31,	$3	$—	$—	$—

Note 11 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. The leases expire at various dates through 2029 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during both of the years ended December 31, 2025 and 2024 was 9.50%.

ROU assets for operating leases are periodically assessed for impairment. We have not recognized any impairment losses for our ROU assets.

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

In June 2023, we entered into a lease agreement for a 1,560 square-foot administrative office in Irvine, California for approximately $4,000 per month for a term commencing June 2023 and ending May 2024. In March 2024 we extended the term of this lease through May 2025, and in March 2025 we again extended the term through December 31, 2025. We vacated this facility in December 2025.

In April 2024, we entered into a lease agreement for a 2,480 square-foot administrative office in Bellevue, Washington, at a monthly rent of approximately $9,000. This lease term began in July 2024 and ends in October 2027. In March 2025, we entered into a sublease agreement with a third party for the same office space at a monthly rate of approximately $10,000. In accordance with the terms of our lease agreement, a portion of the premium of the sublease rent over our base rent is shared with the landlord. The sublease term began in March 2025 and also ends in October 2027.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2024, we renewed this lease for the period June 2024 through May 2026 for approximately $8,000 per month. In May 2024, we also leased an additional 7,287 square-foot manufacturing facility in Shenzhen, China for the same two-year period for approximately $3,000 per month. In June 2025, we modified the lease on this additional facility, reducing the footprint to 1,292 square-feet, reducing the monthly rent to approximately $1,000, and extending the term to June 2027.

We lease a 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends February 2028.

For the period from January 2025 to September 2025, we used a 10,786 square-foot manufacturing facility and administrative office in Barnsley, England subject to a temporary premise license agreement with payments of approximately $11,000 per month. We are in the process of relocating this facility.

We lease a 3,000 square-foot logistics and distribution facility in Hong Kong for approximately $2,000 per month. This lease term ends April 2027.

We lease a 500 square-foot sales office in Tokyo, Japan for approximately $1,000 per month. This lease term ends November 2026.

We previously leased a 275 square-foot engineering and administrative office in Singapore for approximately $1,000 per month through June 2025.

As of December 31, 2025, the Company had current and long-term lease liabilities of $324,000 and $493,000, respectively, and ROU assets of $760,000. As of December 31, 2024, the Company had current and long-term lease liabilities of $352,000 and $777,000, respectively, and ROU assets of $1,064,000. Future imputed interest as of December 31, 2025 totaled $113,000 (weighted average discount rate of 9.1%); and future imputed interest as of December 31, 2024 totaled $199,000 (weighted average discount rate of 8.9%). The weighted average remaining lease term of the Company’s leases as of December 31, 2025 is 1.5 years; and as of December 31, 2024 was 2.2 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2026	$384
2027	300
2028	158
2029	88
2030	—
Thereafter	—
Total undiscounted future non-cancelable minimum lease payments	930
Less: imputed interest	(113)
Present value of lease liabilities	$817

During the year ended December 31, 2025, we incurred approximately $598,000 in operating lease costs, including approximately $353,000 recorded in cost of revenue and approximately $245,000 recorded in operating expenses. During the year ended December 31, 2024, we incurred approximately $697,000 in operating lease costs, including approximately $326,000 recorded in cost of revenue and approximately $371,000 recorded in operating expenses.

Litigation

We are not party to any material legal proceedings at December 31, 2025. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025, the end of the period covered by this Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption established for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.    DICLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our business affairs are managed under the direction of our Board, which currently consists of four members. Each director’s term will continue until the election and qualification of his or her successor or his or her earlier death, resignation, or removal. Our executive officers are appointed by the Board and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

The following table provides information regarding our directors and executive officers as of December 31, 2025:

Name	Age	Company Position
Steven N. Bronson	60	Chairman of the Board, President, and Chief Executive Officer
Ryan J. Hoffman	47	Chief Financial Officer and Secretary
Joy C. Hou	50	Director
David J. Wolenski	64	Director
Maria N. Fregosi	60	Director

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

Non-Employee Directors

Maria N. Fregosi. Ms. Fregosi joined our Board in February 2021. Ms. Fregosi presently serves as Executive Vice President – Operations and Chief Financial Officer at Lennar Mortgage, a division of Lennar Corporation (NYSE:LEN and LEN.B), with a focus on the finance and secondary market divisions. She previously served as Chief Investment Officer and founding member of Homepoint (NASDAQ: HMPT), a national residential mortgage originator and servicer, where she was responsible for the company’s balance sheet, servicing asset, correspondent division and investments. Prior to her tenure at Homepoint, Ms. Fregosi held a number of finance positions at a variety of firms, including Catalyst Financial, BKF Capital Group and ABN AMRO Bank. She earned an MBA in finance from the University of Rochester’s Simon School and graduated summa cum laude with a BA in Economics from SUNY Buffalo State College.

Ms. Fregosi was selected to serve on the Board because of her extensive business experience working with publicly held companies in the investment banking and financial services industries.

Joy C. Hou. Ms. Hou joined our Board in 2020. Ms. Hou presently serves as the COO and Head of Hospitality at Inhabitr, an AI powered furnishing platform for commercial real estate. Prior to joining Inhabitr, Ms. Hou was the Head of Product Development for Real Assets in Americas at Apex Group, one of the largest solution providers for financial institutions globally, with $3 trillion of assets under administration. In addition, she is the cofounder and CEO of MREN, a cloud-based commercial real estate market network, and serves as a Director of Aulea Medical Inc., a medical device company. Ms. Hou spent 10 years on Wall Street (DLJ, Lehman, Barclays), where she closed $10 billion in RE transactions. She has also spent time in leadership positions in the information technology and service industries. She brings valuable experience to the board and a wealth of business development skills, including investor relations, management, structured finance, dispositions, and joint ventures. She is a proud graduate of Cornell University and continues to give back to her alma mater as a volunteer board director of the Cornell Asian Alumni Association.

Ms. Hou was selected to serve on the Board because of her extensive business experience working with technology companies, as both a Wall Street banker and entrepreneur.

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

Mr. Wolenski was selected to serve on the Board because of his senior executive management experience at privately held and publicly held manufacturing companies and his prior experience as a director of other companies.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Exchange Act and which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is posted on the “Investors” section of our website at www.interlinkelectronics.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to our Chief Financial Officer at Interlink Electronics, Inc., 48389 Fremont Boulevard, Suite 110, Fremont, California 94538.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. SEC regulations require us to identify in this report anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2025, all Section 16(a) filing requirements were satisfied on a timely basis except that David Wolenski filed a Form 4 on November 25, 2025, reporting late two purchases of an aggregate of 2,170 shares of common stock.

Insider Trading Policies and Procedures

We maintain an insider trading policy governing the purchase, sale, and other dispositions of our securities by all directors, officers, and employees, and certain consultants, agents and independent contractors of the company and its subsidiaries. In addition, with regard to Interlink trading in its own securities, we comply with the federal securities laws and the applicable exchange listing requirements. Our insider trading policy is incorporated by reference as Exhibit 19.1 to this Form 10-K.

Stockholder Recommendations and Nominations of Candidates for Election to the Board of Directors

Our Board has established a nominating and governance committee, which is responsible for, among other things: evaluating and making recommendations regarding the composition, organization and governance of the Board and its committees; identifying, recruiting and nominating director candidates to the board if and when necessary; evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees; reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

The nominating and governance committee employs a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, the nominating and governance committee will consider the current size and composition of the Board and the needs of the Board and the respective committees of the Board. Some of the qualifications that the committee considers include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. The nominating and governance committee requires the following minimum qualifications to be satisfied by any nominee for a position on the Board: (i) the highest personal and professional ethics and integrity, (ii) proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment, (iii) skills and expertise that are complementary to those of the existing members of the Board, (iv) the ability to assist and support management and make significant contributions to the company’s success, and (v) an understanding of the fiduciary responsibilities that are required of a member of the Board and the commitment of time and energy necessary to diligently carry out those responsibilities. Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating and governance committee may also consider other factors that it may deem, from time to time, in our and our stockholders’ best interests. The nominating and governance committee may also take measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the nominating and governance committee, the Board, or management.

Although the Board does not maintain a specific policy with respect to board diversity, the Board believes that it should be a diverse body, and the nominating and governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, the nominating and governance committee may take into account the benefits of diverse viewpoints. After completing its review and evaluation of director candidates, the nominating and governance committee recommends to the full Board the director nominees for election. The nominating and governance committee also considers these and other factors as it oversees the annual Board and committee evaluations.

The nominating and governance committee will consider candidates for nomination to the Board recommended by any stockholder holding at least one percent (1%) of the fully diluted capitalization of the company for at least twelve months prior to the date that the recommendation is submitted. The committee will evaluate recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the nominee criteria described above. This process is designed to ensure that the Board includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. A stockholder wishing to recommend a candidate for nomination should contact our Secretary in writing, at the address indicated in the next paragraph. The recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve on the Board, information regarding any relationships between the candidate and Interlink and evidence of the recommending stockholder’s ownership of our Common Stock. The recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership. Our nominating and governance committee has sole discretion to decide which individuals to recommend for nomination as directors.

A stockholder of record can nominate a candidate directly for election to the Board by complying with the rules and regulations of the SEC. An eligible stockholder who wishes to submit a nomination should review the statutory requirements for nominations by stockholders. Any nomination should be sent in writing to the company, addressed to the attention of the Secretary at Interlink Electronics, Inc., 48389 Fremont Boulevard, Suite 110, Fremont, California 94538. The notice must comply with applicable federal and state law.

Audit Committee

Our Board has established an audit committee, which is responsible for, among other things: appointing, overseeing, and if need be, terminating any independent auditor; assessing the qualification, performance and independence of our independent auditor; reviewing the audit plan and pre-approving all audit and non-audit services to be performed by our independent auditor; reviewing our financial statements and related disclosures; reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures; reviewing our overall risk management framework; overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters; reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports; reviewing and approving related person transactions; and preparing the audit committee report that the SEC requires in our annual proxy statement.

Our audit committee consists of Ms. Fregosi, Mr. Wolenski and Ms. Hou, each of whom is a non-employee member of our Board. The Board has determined that each of the members of the audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC as well as those applicable to companies listed on The Nasdaq Stock Market. The Board also has determined that Ms. Fregosi qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of Nasdaq.

ITEM 11.    EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

The compensation committee of the Board is responsible for the executive compensation programs for our executive officers and reports to the Board on its discussions, decisions and other actions. Typically, our chief executive officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the executive officers that report to him, except that he does not make recommendations as to his own compensation. Our chief executive officer makes recommendations to our compensation committee regarding short-term and long-term compensation for all executive officers, excluding himself, based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the chief executive officer, as well as each individual compensation component. The compensation committee makes recommendations to the Board regarding compensation for the chief executive officer. The independent members of the Board make the final decisions regarding executive compensation for our chief executive officer.

The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. The compensation committee has not retained the services of a compensation consultant since 2016.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2025 and 2024. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Exchange Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. During 2025, only two persons served as our executive officers.

				All Other
		Salary	Bonus(1)	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)
Steven N. Bronson	2025	278,100	60,000	2,574	340,674
Chief Executive Officer, President, and Chairman of the Board	2024	293,955	—	1,677	295,632

Ryan J. Hoffman(3)	2025	126,175	20,000	2,793	148,967
Chief Financial Officer	2024	154,059	—	4,189	158,247
(1)	Consists of discretionary cash bonuses awarded by our compensation committee.

(2)	Consists of the taxable cost of group term life insurance coverage, 401(k) employer matching contributions, and other miscellaneous compensation.
(3)	Mr. Hoffman also serves as Acting Chief Financial Officer for Qualstar Corporation and Chief Financial Officer for BKF Capital Group, Inc. Accordingly, a portion his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to each company. The amounts presented in this table represent the net portion of his compensation charged to and incurred by Interlink.

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

Ryan J. Hoffman

We entered into an employment arrangement with Ryan J. Hoffman, our Chief Financial Officer, in November 2020. The employment arrangement provides for an annual base salary, which currently is $252,350 (including compensation received from Qualstar Corporation), and a discretionary annual bonus. Because Mr. Hoffman also serves as Chief Financial Officer for Qualstar Corporation and BKF Capital Group, Inc., a portion of his compensation is charged to Qualstar Corporation and BKF Capital Group, Inc. based on the approximate amount of time Mr. Hoffman devotes to each company. Mr. Hoffman’s employment arrangement provides for “at will” employment and may be terminated at any time by either party. Mr. Hoffman is not entitled to any termination or “change of control” payments or benefits under his employment agreement.

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

In compliance with Nasdaq rules, our Board has approved and adopted a compensation clawback policy (the “Compensation Recovery Policy”). The policy is designed to enable us to recover incentive-based compensation, including bonuses, stock awards, and other incentive-based payments, from current and former executive officers in the event of a financial restatement resulting from material noncompliance with financial reporting requirements, as determined by the Board.

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

Equity Award Grant Practices

With limited exceptions, we do not grant equity awards to our employees, and no equity awards were made to our executive officers during 2025. We do award stock to our non-employee directors on July 15 of each year. The Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and neither of our named executive officers participated in a nonqualified deferred compensation plan in 2025.

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

Non-Employee Director Compensation

Director Compensation Table

The following table details the total compensation earned by our non-employee directors in fiscal year 2025:

	Fees Earned or
	Paid in Cash	Stock Awards(1)(2)	Total
Director	($)	($)	($)
Joy C. Hou	10,000	5,000	15,000
David J. Wolenski	10,000	5,000	15,000
Maria N. Fregosi	10,000	5,000	15,000
(1)	Represents awards of our Common Stock. These amounts represent the grant-date fair value of the stock awards granted in fiscal year 2025 determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the director, which depends in part on the market value of our shares in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
(2)	On July 15, 2025, each of Ms. Hou, Mr. Wolenski and Ms. Fregosi received 685 shares of our Common Stock as partial payment of their annual compensation for service on our Board.

No director held stock options or restricted stock awards as of December 31, 2025.

Outside Director Compensation Policy

The Board has adopted a policy for the compensation for our non-employee directors (the “Outside Directors”). Outside Directors will receive compensation in the form of equity and cash, as described below:

●	Initial Equity Award. Each person who first becomes an Outside Director will be granted Common Stock with a grant - date fair value equal to $5,000. These awards will be granted on the date of the first meeting of the Board or compensation committee occurring on or after the date on which the individual first became an Outside Director.
●	Annual Equity Award. Annually, on July 15, each Outside Director who has served on our Board for at least the preceding six months will be granted shares of Common Stock with a grant-date fair value equal to $5,000.
●	Cash Compensation. Each Outside Director receives an annual retainer of $10,000 in cash (the “Annual Fee”) for serving on our Board. The Annual Fee is paid in quarterly installments to each Outside Director who has served in the relevant capacity for the immediately preceding fiscal quarter no later than 30 days following the end of such preceding fiscal quarter. An Outside Director who has served in the relevant capacity for only a portion of the immediately preceding fiscal quarter will receive a prorated payment of the quarterly payment of the Annual Fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of December 31, 2025, for:

●	each of our named executive officers;
●	each of our directors;
●	all of our executive officers and directors as a group; and
●	each person, or group of affiliated persons, who beneficially owned more than 5% of our Common Stock.

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

We have based percentage ownership of our Common Stock on 15,750,007 shares outstanding as of December 31, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of Common Stock subject to options held by the person that are exercisable on or within 60 days of December 31, 2025, as well as all shares issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of December 31, 2025. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Interlink Electronics, Inc., 48389 Fremont Boulevard, Suite 110, Fremont, California 94538.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Steven N. Bronson(1)	12,152,832	77.2%
Ryan J. Hoffman	—	—
Joy C. Hou(2)	31,299	0.2%
David J. Wolenski	17,156	0.1%
Maria N. Fregosi	8,445	0.1%
All executive officers and directors as a group (5 persons)	12,345,979	77.5%

Other 5% Stockholders:
BKF Asset Holdings, Inc.(3)	2,235,731	14.2%
(1)	Consists of (i) 510,525 shares held by Mr. Bronson individually, (ii) 9,049,815 shares held by SB4 Investments, LLC, of which Mr. Bronson is the managing member, (iii) 2,235,731 shares held by BKF Asset Holdings, Inc., (iv) 317,526 shares held separately by Mr. Bronson’s former spouse, (v) 29,508 shares held separately by Mr. Bronson’s parents, and (vi) 10,000 shares held separately by Mr. Bronson’s acquaintance. Mr. Bronson has voting and/or dispositive power over the shares held by his former spouse, by his parents, and by his acquaintance. BKF Asset Holdings, Inc. is a wholly owned subsidiary of BKF Capital Group, Inc. Mr. Bronson is the Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., and has voting and dispositive power with respect to these securities.
(2)	Consists of (i) 20,612 shares held by Ms. Hou jointly with her spouse and (ii) 10,687 shares held by Ms. Hou’s child.
(3)	BKF Asset Holdings, Inc. is a wholly owned subsidiary of BKF Capital Group, Inc. Steven N. Bronson is the Chairman, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc., and has voting and dispositive power with respect to these securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2025.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	46,875	—	3,414,848
Equity compensation plans not approved by security holders	—	—	—
Total	46,875	—	3,414,848
(1)	Consists of our 2016 Omnibus Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions, and series of related transactions, since January 1, 2024 to which we were or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at December 31, 2025 and 2024; and
●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.

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

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 or 1% of our average total assets at December 31, 2025 and 2024 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our Common Stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Cost Sharing Arrangements

We have entered into the following cost sharing arrangements with Qualstar and BKF Capital:

●	Camarillo, California Facility: We have a facilities agreement with Qualstar to allow us to use a portion of the office and warehouse facility leased by Qualstar in Camarillo, California, and we have agreed to split substantially all rent and lease related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2025 and 2024, we incurred $85,000 and $79,000, respectively, for our use of Qualstar’s Camarillo facility.

●	Irvine, California Facility: We entered into facilities agreements with both Qualstar and BKF Capital to allow each the use of a portion of the office previously leased by us in Irvine, California, under which we agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2025 and 2024, we billed Qualstar $21,000 and $19,000, respectively, for Qualstar’s use of our former Irvine office facility. For the years ended December 31, 2025 and 2024, we billed BKF Capital $5,000 and $4,000, respectively, for BKF Capital’s use of our former Irvine office facility.
●	Bellevue, Washington Facility: We entered into a facilities agreement with Qualstar to allow it the use of a portion of the office previously leased by us in Bellevue, Washington, under which we agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. For the years ended December 31, 2025 and 2024, we billed Qualstar $17,000 and $17,000, respectively, for Qualstar’s use of our former Bellevue office facility.

Consulting Agreements

We have entered into various consulting agreements with Qualstar and BKF Capital pursuant to which certain of the parties’ respective employees and independent contractors provide operational, sales, marketing, general and administrative services to the other entity. Interlink provided such consulting services to Qualstar in the amounts of $288,000 and $335,000 for the years ended December 31, 2025 and 2024, respectively. Interlink did not provide consulting services to BKF Capital for the years ended December 31, 2025 and 2024. Qualstar provided such consulting services to Interlink in the amounts of $59,000 and $58,000 for the years ended December 31, 2025 and 2024, respectively. BKF Capital provided such consulting services to Interlink in the amounts of $0 and $35,000 for the years ended December 31, 2025 and 2024, respectively.

M&A Advisory Consulting Agreement

Until its termination in April 2024, we were party to an M&A advisory consulting services agreement with Bronson Financial LLC, a wholly owned subsidiary of BKF Capital, pursuant to which Bronson Financial LLC provided M&A advisory consulting services to Interlink for $10,000 per month. For the year ended December 31, 2024, we incurred $40,000 for services rendered under this agreement. For the year ended December 31, 2024, we incurred $40,000 for services rendered under this agreement.

Expense Reimbursements

Additionally, the parties occasionally pay expenses on behalf of one another, for which each party reimburses the other party correspondingly. We incurred reimbursable expenses on behalf of Qualstar in the amounts of $102,000 and $79,000 for the years ended December 31, 2025 and 2024, respectively. We incurred reimbursable expenses on behalf of BKF Capital in the amounts of $3,000 and $4,000 for the years ended December 31, 2025 and 2024, respectively. Qualstar incurred reimbursable expenses on behalf of us in the amounts of $43,000 and $21,000 for the years ended December 31, 2025 and 2024, respectively. BKF Capital did not incur any reimbursable expenses on behalf of us in either of the years ended December 31, 2025 and 2024.

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

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise or interfere with such director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board has determined that Ms. Fregosi, Ms. Hou, and Mr. Wolenski are “independent directors” as defined under applicable Nasdaq rules and regulations. Because Mr. Bronson is employed by Interlink, he does not qualify as independent.

In addition, the Board has established an audit committee, a compensation committee and a nominating and governance committee. Ms. Fregosi, Ms. Hou, and Mr. Wolenski, each of whom is a non-employee member of the Board, serve on these board committees. The Board has determined that each of Ms. Fregosi, Ms. Hou, and Mr. Wolenski satisfies the requirements for independence and, in the case of the audit committee, financial literacy for service on the audit committee, compensation committee and nominating and governance committee under applicable Nasdaq rules.

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

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid to LMHS, P.C. for the fiscal years ended December 31, 2025 and 2024 were pre-approved by the audit committee.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed to us by LMHS, P.C. for professional services for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$193,000	$181,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$193,000	$181,000
(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.
(2)	“Audit-Related Fees” consist of fees incurred for professional services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” consist of fees incurred for professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.
(4)	“All Other Fees” relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

1.	Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K.

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Registrant	10	000-21858	3.1	February 17, 2016
3.2	Certificate of Designations of Series A Preferred Stock	8-K	001-37659	3.1	October 25, 2021
3.2.1	Certificate of Amendment of Certificate of Designations of Series A preferred Stock	8-K	001-37659	3.1	November 23, 2021
3.3	Bylaws of the Registrant	10	000-21858	3.2	February 17, 2016
3.4	Amendment to Bylaws of the Registrant	10	000-21858	3.3	February 17, 2016
4.1	Form of the Registrant’s common stock certificate	10	000-21858	4.1	February 17, 2016
4.2	Description of Securities	10-K	001-37659	4.2	March 25, 2024
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	10	000-21858	10.1	February 17, 2016
10.2*	Employment Agreement, dated July 7, 2016, between the Registrant and Steven N. Bronson	8-K	001-37659	10.1	July 11, 2016
10.3*	Interlink Electronics, Inc. 2016 Omnibus Incentive Plan	8-K	001-37659	10.1	June 22, 2016
10.4*	Employment Offer Letter, dated November 4, 2020, between the Registrant and Ryan J. Hoffman	8-K	000-21858	10.1	November 17, 2020
19.1	Interlink Electronics, Inc. Insider Trading Policy	10-K	001-37659	19.1	March 27, 2025
21.1	List of Subsidiaries					X
23.1	Consent of LMHS, P.C.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Interlink Electronics, Inc. Compensation Recovery Policy	10-K	001-37659	97.1	March 25, 2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
#

The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act and is not to be incorporated by reference into any filing of Interlink Electronics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2026	Interlink Electronics, Inc.

	By:	/s/ Ryan J. Hoffman
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

Signature	Title	Date

/s/ Steven N. Bronson	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 26, 2026
Steven N. Bronson

/s/ Ryan J. Hoffman	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 26, 2026
Ryan J. Hoffman

/s/ Maria N. Fregosi	Director	March 26, 2026
Maria N. Fregosi

/s/ Joy C. Hou	Director	March 26, 2026
Joy C. Hou

/s/ David J. Wolenski	Director	March 26, 2026
David J. Wolenski