Form 10-Q
period 2026-03-31
INTERLINK ELECTRONICS INC
filed 2026-05-14
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, the issuer had 15,750,007 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2026	2025

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$2,106	$2,724
Accounts receivable, net	1,709	1,542
Inventories	1,987	1,801
Prepaid expenses and other current assets	280	236
Total current assets	6,082	6,303
Property, plant and equipment, net	422	474
Intangible assets, net	1,139	1,333
Goodwill	2,539	2,586
Right-of-use assets	669	760
Deferred tax assets	215	202
Other assets	76	80
Total assets	$11,142	$11,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,039	$985
Accrued liabilities	305	330
Lease liabilities, current	304	324
Accrued income taxes	29	24
Total current liabilities	1,677	1,663

Long-term liabilities
Lease liabilities, long term	419	493
Deferred tax liabilities	305	361
Total long-term liabilities	724	854
Total liabilities	2,401	2,517

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 15,750 shares issued and outstanding at both March 31, 2026 and December 31, 2025	16	16
Additional paid-in-capital	62,601	62,594
Accumulated other comprehensive income	257	406
Accumulated deficit	(54,133)	(53,795)
Total stockholders’ equity	8,741	9,221
Total liabilities and stockholders’ equity	$11,142	$11,738

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share data)
Revenue	$3,074	$2,664
Cost of revenue	1,738	1,715
Gross profit	1,336	949
Operating expenses:
Engineering, research and development	303	434
Selling, general and administrative	1,483	1,364
Total operating expenses	1,786	1,798
(Loss) from operations	(450)	(849)
Other income (expense), net	60	5
(Loss) before income taxes	(390)	(844)
Income tax expense (benefit)	(52)	(39)
Net (loss)	$(338)	$(805)

Net (loss) applicable to common stockholders	$(338)	$(905)
Earnings (loss) per common share – basic and diluted	$(0.02)	$(0.06)
Weighted average common shares outstanding – basic and diluted	15,750	14,796

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net (loss)	$(338)	$(805)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(149)	170
Comprehensive (loss)	$(487)	$(635)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2025	—	$—	15,750	$16	$62,594	$406	$(53,795)	$9,221
Net (loss)	—	—	—	—	—	—	(338)	(338)
Stock-based compensation expense	—	—	—	—	7	—	—	7
Foreign currency translation adjustment	—	—	—	—	—	(149)	—	(149)
Balance at March 31, 2026	—	$—	15,750	$16	$62,601	$257	$(54,133)	$8,741

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2024	200	$2	14,796	$15	$62,308	$15	$(51,847)	$10,493
Net (loss)	—	—	—	—	—	—	(805)	(805)
Stock-based compensation expense	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	170	—	170
Balance at March 31, 2025	200	$2	14,796	$15	$62,315	$185	$(52,752)	$9,765

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash flows from operating activities:
Net (loss)	$(338)	$(805)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	219	219
Stock-based compensation expense	7	7
Adjustment to reconcile operating lease expense to cash paid	(3)	—
Deferred income taxes	(78)	(84)
Changes in operating assets and liabilities:
Accounts receivable	(180)	(1)
Inventories	(190)	183
Prepaid expenses and other assets	(37)	29
Accounts payable	54	206
Accrued liabilities	(22)	(106)
Accrued income taxes	25	81
Net cash (used in) operating activities	(543)	(271)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(29)
Net cash (used in) investing activities	—	(29)
Cash flows from financing activities:
Payment of dividends on preferred stock	—	(100)
Net cash (used in) financing activities	—	(100)

Effect of exchange rate changes on cash	(76)	35
Net (decrease) in cash and cash equivalents	(619)	(365)
Cash and cash equivalents, beginning of period	2,724	2,950
Cash and cash equivalents, end of period	$2,106	$2,584

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$39
Interest paid	—	—

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

We were incorporated in California in 1985, re-incorporated in Delaware in 1996, and changed our domicile to Nevada in 2012. Our principal executive office is located at 48389 Fremont Boulevard, Suite 110, Fremont, California 94538, and our telephone number is (510) 244-0424. Our website address is www.interlinkelectronics.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

October 2025 Common Stock Dividend

On September 24, 2025, the Company declared a 50% common stock dividend (the “Stock Dividend”) with a record date of October 14, 2025, that was paid on October 28, 2025. Settlement of fractional share interests was made by issuing one full share of common stock in lieu of a fractional share. The Stock Dividend increased the number of issued and outstanding shares of common stock at that time from 9,896,366 to 14,844,573. Except as otherwise noted, all references to common stock, common stock issuable upon conversion of preferred stock, and corresponding per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Stock Dividend, which was accounted for as a stock split effected in the form of a stock dividend.

Fiscal Year

Our fiscal year is the calendar year reporting cycle beginning January 1 and ending December 31.

Basis of Presentation

Our consolidated financial statements include the accounts of Interlink Electronics, Inc. and our subsidiaries in China, Hong Kong, and the United Kingdom. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2026.

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

Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements. The following table presents revenue recognized at a point in time and revenue recognized over time:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue recognized at a point in time	$2,822	$2,502
Revenue recognized over time	252	162
Total revenue	$3,074	$2,664

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the three months ended March 31, 2026 and 2025 were $35,000 and $43,000, respectively.

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

We operate within multiple tax jurisdictions and are subject to audit in these jurisdictions. Our foreign subsidiaries are subject to foreign income taxes on earnings in their respective jurisdictions. Earnings of our foreign subsidiaries are included in our U.S. federal income tax return in the periods they are earned.

Foreign Currency Translation

The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi; the functional currency of our United Kingdom subsidiaries is the British pound sterling; and the functional currency of our Hong Kong subsidiary is the United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the respective periods.

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

For all years presented, all share and per share data have been retroactively adjusted for the effect of the 50% Stock Dividend paid in October 2025, which was accounted for as a stock split effected in the form of a stock dividend.

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

Subsequent Events

We have evaluated subsequent events through May 14, 2026, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	March 31,	December 31,
	2026	2025

Accounts receivable, net	(in thousands)
Accounts receivable, gross	$1,760	$1,593
Allowance for expected credit losses	(51)	(51)
Accounts receivable, net	$1,709	$1,542

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025

Allowance for expected credit losses	(in thousands)
Balance, beginning of period	$51	$34
Provisions for expected credit losses, net of recoveries	1	5
Foreign currency exchange rate changes	(1)	1
Balance, end of period	$51	$40

	March 31,	December 31,
	2026	2025

Inventories	(in thousands)
Raw materials	$1,459	$1,344
Work-in-process	230	204
Finished goods	298	253
Total inventories	$1,987	$1,801

	March 31,	December 31,
	2026	2025

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,241	$2,243
Leasehold improvements	530	527
	2,771	2,770
Less: accumulated depreciation	(2,349)	(2,296)
Total property, plant and equipment, net	$422	$474

Depreciation expense totaled $47,000 for each of the three months ended March 31, 2026 and 2025.

	Weighted	March 31, 2026			December 31, 2025
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 Years	$943	$(825)	$118	$948	$(817)	$131
Developed technology	3.5 Years	644	(537)	107	654	(504)	150
Customer relationships	6 Years	1,496	(806)	690	1,525	(761)	764
Non-compete agreements	4 Years	962	(738)	224	981	(693)	288
Total intangible assets, net		$4,045	$(2,906)	$1,139	$4,108	$(2,775)	$1,333

Amortization expense totaled $172,000 for each of the three months ended March 31, 2026 and 2025. Future remaining amortization expense is as follows:

Years ending December 31,	(in thousands)
2026 (remainder of year)	$416
2027	369
2028	285
2029	69
$1,139

The changes in the carrying amount of goodwill for the periods ended March 31, 2026 and 2025 are as follows:

(in thousands)
Balance as of January 1, 2026	$2,586
Adjustment to goodwill, foreign currency exchange rate changes	(47)
Balance as of March 31, 2026	$2,539

(in thousands)
Balance as of January 1, 2025	$2,658
Adjustment to goodwill, acquisition price allocation of Conductive Transfers	(232)
Adjustment to goodwill, foreign currency exchange rate changes	65
Balance as of March 31, 2025	$2,491

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025

Accrued liabilities	(in thousands)
Accrued wages and benefits	$136	$185
Accrued vacation	126	113
Other accrued liabilities	43	32
Total accrued liabilities	$305	$330

Note 3 – Series A Convertible Preferred Stock

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

For all periods presented, all share and per share data have been retroactively adjusted for the effect of the 50% Stock Dividend paid in October 2025, which was accounted for as a stock split effected in the form of a stock dividend.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except per share data)
Net (loss)	$(338)	$(805)
Less: Preferred stock dividends	—	(100)
Net (loss) applicable to common stockholders	$(338)	$(905)

Weighted average common shares outstanding – basic	15,750	14,796
Dilutive potential common shares from convertible preferred stock and restricted stock units	—	—
Weighted average common shares outstanding – diluted	15,750	14,796

Earnings (loss) per common share, basic	$(0.02)	$(0.06)
Earnings (loss) per common share, diluted	$(0.02)	$(0.06)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	—	900
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	47	47

For the three months ended March 31, 2025, 200,000 shares of Series A Convertible Preferred Stock convertible into 900,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the effect of their conversion would be anti-dilutive due to the net losses; the 900,000 shares of common stock that were issued on conversion of the Series A Convertible Preferred Stock in October 2025 are included in the computation of basic and diluted shares outstanding for the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, 46,875 restricted stock units (relating to the same number of shares of common stock) were outstanding but were not included in the computation of diluted earnings (loss) per share for those periods because their effect would be anti-dilutive due to the net loss applicable to common stockholders.

Note 5 – Stock-Based Compensation and Restricted Stock Units

In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 46,875 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. These restricted stock unit grants had a grant-date fair value of approximately $136,000 and vest over a five-year service period. The related compensation expense is recognized ratably over the vesting period. During each of the three-month periods ended March 31, 2026 and 2025, the Company recorded $7,000 of stock-based compensation expense for these restricted stock units. A summary of the status of the Company’s nonvested restricted stock units as of and for the three-month period ended March 31, 2026, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2026	46,875	$2.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	46,875	$2.90

As of March 31, 2026, there was approximately $81,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 6 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Revenues from customers equal to or greater than 10% of total revenues are as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	17%	22%
Customer B	12%	*	%

*Less than 10% of total revenues

Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
United States	$1,267	$1,102
Asia and Middle East	645	369
Europe and other	1,162	1,193
Revenue	$3,074	$2,664

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At March 31, 2026, one customer accounted for 23% of total accounts receivable. At December 31, 2025, the same customer accounted for 23% of total accounts receivable.

Our long-lived assets were geographically located as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
United States	$1,045	$1,122
Europe	3,698	3,973
Asia	317	340
Total long-lived assets	$5,060	$5,435

Note 7 – Related Party Transactions

Qualstar Corporation (OTCMKTS:QBAK)

Qualstar Corporation (OTCMKTS:QBAK) (“Qualstar”) is a related party. Steven N. Bronson, our Chairman of the Board, President and CEO, is also the President, CEO and a director of Qualstar. Ryan J. Hoffman, our CFO, is also the CFO of Qualstar. Mr. Bronson, together with BKF Capital Group, Inc. which he controls, has a controlling interest in both Interlink and Qualstar. We have a mutual facilities sharing agreement with Qualstar under which Qualstar allows us to use of a portion of its Camarillo, California office and warehouse facility, and we previously allowed Qualstar to use (while we occupied such facilities) a portion of our former office facilities in Irvine, California and Bellevue, Washington, in each case splitting substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. In addition, we have a mutual consulting agreement with Qualstar under which certain of our respective employees and/or independent contractors provide certain operational, sales, marketing, general and administrative services to the other entity. Interlink and Qualstar also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Qualstar and its subsidiaries are as follows:

	Three months ended March 31,
	2026		2025
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1,	$5	$25	$8	$12
Billed (or accrued) to Qualstar by Interlink	67	—	121	—
Paid by Qualstar to Interlink	(17)	—	(118)	—
Billed (or accrued) to Interlink by Qualstar	—	39	—	49
Paid by Interlink to Qualstar	—	(25)	—	—
Balance at March 31,	$55	$39	$11	$61

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and CEO, is also the CEO and Chairman of the Board of BKF Capital. Ryan J. Hoffman, our CFO, is also the CFO of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We previously had a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our office facility in Irvine, California, for which we had agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries were not material during the periods ended March 31, 2026 and 2025.

Ridgefield Acquisition Corp (OTCMKTS:RDGA)

Ridgefield Acquisition Corp (OTCMKTS:RDGA) (“Ridgefield”) is a related party. Steven N. Bronson, our Chairman of the Board, President and CEO, is also the CEO and Chairman of the Board of Ridgefield as well as Ridgefield’s largest shareholder. Ryan J. Hoffman, our CFO, is also the CFO of Ridgefield. Interlink and Ridgefield agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Ridgefield were not material during the periods ended March 31, 2026 and 2025.

Note 8 – Income Taxes

Income taxes represented 13.3% of pre-tax loss for the three months ended March 31, 2026, compared to 4.6% of pre-tax loss for the same period in the prior year. Our income taxes are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended March 31, 2026 and 2025 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowances thereon.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal, state, and certain foreign deferred tax assets was necessary at both March 31, 2026 and December 31, 2025. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $2.1 million of cash, $1.4 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Certain methods of distribution may require us to incur U.S. or foreign taxes to repatriate these funds.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. No new right-of-use (“ROU”) assets were capitalized during the three months ended March 31, 2026 or 2025.

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

In April 2024, we entered into a lease agreement for a 2,480 square - foot administrative office in Bellevue, Washington, at a monthly rent of approximately $9,000. This lease term began in July 2024 and ends in October 2027. In March 2025, we entered into a sublease agreement with a third party for the same office space at a monthly rate of approximately $10,000. In accordance with the terms of our lease agreement, a portion of the premium of the sublease rent over our base rent is shared with the landlord. The sublease term began in March 2025 and also ends in October 2027.

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China. In May 2024, we renewed this lease for the period June 2024 through May 2026 for approximately $8,000 per month. In May 2024, we also leased an additional 7,287 square-foot manufacturing facility in Shenzhen, China for the same two - year period for approximately $3,000 per month. In June 2025, we modified the lease on this additional facility, reducing the footprint to 1,292 square - feet, reducing the monthly rent to approximately $1,000, and extending the term to June 2027.

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

As of March 31, 2026, we had ROU assets of $669,000 and current and long-term lease liabilities of $304,000 and $419,000, respectively. As of December 31, 2025, we had ROU assets of $760,000 and current and long-term lease liabilities of $324,000 and $493,000, respectively. Future imputed interest as of March 31, 2026 totaled $95,000 (weighted average discount rate of 9.1%); and future imputed interest as of December 31, 2025 totaled $113,000 (weighted average discount rate of 9.1%). The weighted average remaining lease term of the Company’s leases as of March 31, 2026 is 1.3 years; and as of December 31, 2025 was 1.5 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2026 (remainder of year)	$273
2027	299
2028	158
2029	88
2030	—
Total undiscounted future non-cancelable minimum lease payments	818
Less: imputed interest	(95)
Present value of lease liabilities	$723

During the three months ended March 31, 2026, we incurred approximately $107,000 in operating lease costs, of which $61,000 is included in cost of revenue and $46,000 is included in operating expenses in our condensed consolidated statements of operations. During the three months ended March 31, 2025, we incurred approximately $133,000 in operating lease costs, of which $73,000 are included in cost of revenue and $60,000 are included in operating expenses in our condensed consolidated statements of operations.

Litigation

We are not currently party to any legal proceedings. We are occasionally involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2026. There have been no changes to our critical accounting policies and estimates described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of operations data for the periods indicated. The percentages in the table are based on revenues.

	Three Months Ended March 31,
	2026		2025
	$	%	$	%

	(in thousands, except percentages)
Revenue	$3,074	100.0%	$2,664	100.0%
Cost of revenue	1,738	56.5%	1,715	64.4%
Gross profit	1,336	43.5%	949	35.6%
Operating expenses:
Engineering, research and development	303	9.9%	434	16.3%
Selling, general and administrative	1,483	48.2%	1,364	51.2%
Total operating expenses	1,786	58.1%	1,798	67.5%
(Loss) from operations	(450)	(14.6)%	(849)	(31.9)%
Other income (expense), net	60	2.0%	5	0.2%
(Loss) before income taxes	(390)	(12.7)%	(844)	(31.7)%
Income tax expense (benefit)	(52)	(1.7)%	(39)	(1.5)%
Net (loss)	$(338)	(11.0)%	$(805)	(30.2)%

Comparison of Three Months Ended March 31, 2026 and 2025

Revenue by the markets we serve is as follows:

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$1,003	32.6%	$727	27.3%	$276	38.0%
Industrial	880	28.6%	975	36.6%	(95)	(9.7)%
Automotive	89	2.9%	32	1.2%	57	178.1%
Standard	1,102	35.8%	930	34.9%	172	18.5%
Revenue	$3,074	100.0%	$2,664	100.0%	$410	15.4%

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

Revenues were up in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 for customers in the medical and automotive markets and for customers of our standard products, and were down for customers in the industrial market. The increase in revenue from customers in the medical market was due to increased shipments of our force-sensing products and of our Calman subsidiary’s printed electronics due to higher customer demand, while the increase in revenue from customers in the automotive market was due to new innovation and automation products for that market. The decrease in revenue from customers in the industrial market was due to reduced shipments and lower demand for our gas-sensing products. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,336	43.5%	$949	35.6%	$387	40.8%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit and gross margin percentage were up during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due primarily to higher revenues and favorable changes in our product and customer mix.

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$303	9.9%	$434	16.3%	$(131)	(30.2)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, and on custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended March 31, 2026 were down compared to the three months ended March 31, 2025 due to lower engineering employee and consultant compensation costs.

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,483	48.2%	$1,364	51.2%	$119	8.7%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses, communication expenses, and intangible asset amortization expense. Selling, general and administrative costs for the three months ended March 31, 2026 were up compared to the three months ended March 31, 2025 due to slightly higher costs for compensation, professional fees and consultants.

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$60	2.0%	$5	0.2%	$55	1,100.0%

Other income (expense) consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income (expense) for the three months ended March 31, 2026 was comprised of $2,000 of interest income, $52,000 of foreign currency transaction gains, and $6,000 of other income, while other income (expense) for the three months ended March 31, 2025 was comprised of $6,000 of interest income offset by $(1,000) of foreign currency transaction losses.

	Three Months Ended March 31,
	2026		2025
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
		Income/		Income/		Income/
	Amount	Loss	Amount	Loss	$ Change	Loss

	(in thousands, except percentages)
Income tax expense (benefit)	$(52)	13.3%	$(39)	4.6%	$(13)	8.7%

Income taxes were 13.3% of pre-tax loss for the three months ended March 31, 2026, versus 4.6% of pre-tax loss for the three months ended March 31, 2025. Our income taxes are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended March 31, 2026 and 2025 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowances thereon.

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

Liquidity and Capital Resources

Cash requirements for working capital, capital expenditures, and acquisition activities have historically been funded from our cash balances, cash generated from operations, and issuances of equity securities. As of March 31, 2026, we had cash and cash equivalents of $2.1 million, working capital of $4.4 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $2.1 million of cash, $1.4 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Certain methods of distribution may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash (used in) operating activities	$(543)	$(271)
Net cash (used in) investing activities	—	(29)
Net cash (used in) financing activities	—	(100)

Net Cash (Used In) Operating Activities

For the three months ended March 31, 2026, the $543,000 of cash used in operating activities was attributable to net loss of $338,000, adjusted for non-cash charges of $145,000 and cash used in changes in operating assets and liabilities of $350,000. For the three months ended March 31, 2025, the $271,000 of cash used in operating activities was attributable to net loss of $805,000, adjusted for non-cash charges of $142,000 and cash provided by changes in operating assets and liabilities of $392,000.

Accounts receivable increased from $1.5 million at December 31, 2025 to $1.7 million at March 31, 2026 due to higher sales in the three months ended March 31, 2026 compared to the three months ended December 31, 2025; days-sales outstanding at March 31, 2026 (46) was unchanged from December 31, 2025 (46). Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories were up from $1.8 million at December 31, 2025 to $2.0 million at March 31, 2026; inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were up slightly from $0.2 million at December 31, 2025 to $0.3 million at March 31, 2026; this balance fluctuates with the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes increased from $1.3 million at December 31, 2025 to $1.4 million at March 31, 2026; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

No cash was provided by or used in investing activities for the three months ended March 31, 2026. Net cash used in investing activities of $29,000 for the three months ended March 31, 2025 consisted of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2026. Net cash used in financing activities of $103,000 for the three months ended March 31, 2025 consisted of payment of dividends on our preferred stock. In October 2025, we converted all of our Series A Convertible Preferred Stock into common stock, which eliminated the payment of $400,000 per annum in dividends previously payable to holders of our preferred stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of March 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 26, 2026. There have been no material changes to such risk factors during the three months ended March 31, 2026.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: May 14, 2026	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)