Form 10-Q
period 2026-06-30
INTERLINK ELECTRONICS INC
filed 2026-08-13
CIK 828146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the issuer had 15,753,409 shares of common stock issued and outstanding.

INTERLINK ELECTRONICS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2026	2025

	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$1,831	$2,724
Accounts receivable, net	2,148	1,542
Inventories	1,799	1,801
Prepaid expenses and other current assets	258	236
Total current assets	6,036	6,303
Property, plant and equipment, net	379	474
Intangible assets, net	1,001	1,333
Goodwill	2,542	2,586
Right-of-use assets	977	760
Deferred tax assets	215	202
Other assets	84	80
Total assets	$11,234	$11,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$568	$985
Accrued liabilities	298	330
Lease liabilities, current	409	324
Accrued income taxes	44	24
Total current liabilities	1,319	1,663

Long-term liabilities
Lease liabilities, long term	619	493
Deferred tax liabilities	268	361
Total long-term liabilities	887	854
Total liabilities	2,206	2,517

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000 shares authorized, no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 30,000 shares authorized, 15,750 shares issued and outstanding at both June 30, 2026 and December 31, 2025	16	16
Additional paid-in-capital	62,608	62,594
Accumulated other comprehensive income	289	406
Accumulated deficit	(53,885)	(53,795)
Total stockholders’ equity	9,028	9,221
Total liabilities and stockholders’ equity	$11,234	$11,738

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Revenue	$3,770	$3,414	$6,844	$6,078
Cost of revenue	2,098	1,876	3,836	3,591
Gross profit	1,672	1,538	3,008	2,487
Operating expenses:
Engineering, research and development	262	363	565	797
Selling, general and administrative	1,164	1,109	2,647	2,473
Total operating expenses	1,426	1,472	3,212	3,270
Income (loss) from operations	246	66	(204)	(783)
Other income (expense), net	(15)	25	45	30
Income (loss) before income taxes	231	91	(159)	(753)
Income tax expense (benefit)	(17)	(9)	(69)	(48)
Net income (loss)	$248	$100	$(90)	$(705)

Net income (loss) applicable to common stockholders	$248	$—	$(90)	$(905)
Earnings (loss) per common share – basic and diluted	$0.02	$—	$(0.01)	$(0.06)
Weighted average common shares outstanding – basic	15,750	14,796	15,750	14,796
Weighted average common shares outstanding – diluted	15,767	14,796	15,750	14,796

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss)	$248	$100	$(90)	$(705)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	32	267	(117)	437
Comprehensive income (loss)	$280	$367	$(207)	$(268)

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2026	—	$—	15,750	$16	$62,601	$257	$(54,133)	$8,741
Net income	—	—	—	—	—	—	248	248
Stock-based compensation expense	—	—	—	—	7	—	—	7
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Balance at June 30, 2026	—	$—	15,750	$16	$62,608	$289	$(53,885)	$9,028

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2025	—	$—	15,750	$16	$62,594	$406	$(53,795)	$9,221
Net (loss)	—	—	—	—	—	—	(90)	(90)
Stock-based compensation expense	—	—	—	—	14	—	—	14
Foreign currency translation adjustment	—	—	—	—	—	(117)	—	(117)
Balance at June 30, 2026	—	$—	15,750	$16	$62,608	$289	$(53,885)	$9,028

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at March 31, 2025	200	$2	9,864	$10	$62,320	$185	$(52,752)	$9,765
Net income	—	—	—	—	—	—	100	100
Stock-based compensation expense	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	—	—	(100)	(100)
Foreign currency translation adjustment	—	—	—	—	—	267	—	267
Balance at June 30, 2025	200	$2	9,864	$10	$62,327	$452	$(52,752)	$10,039

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in-	Comprehensive	Accumulated	Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
(in thousands)
Balance at December 31, 2024	200	$2	9,864	$10	$62,313	$15	$(51,847)	$10,493
Net (loss)	—	—	—	—	—	—	(705)	(705)
Stock-based compensation expense	—	—	—	—	14	—	—	14
Preferred stock dividends	—	—	—	—	—	—	(200)	(200)
Foreign currency translation adjustment	—	—	—	—	—	437	—	437
Balance at June 30, 2025	200	$2	9,864	$10	$62,327	$452	$(52,752)	$10,039

See accompanying notes to these unaudited condensed consolidated financial statements.

INTERLINK ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash flows from operating activities:
Net (loss)	$(90)	$(705)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	405	451
Stock-based compensation expense	14	14
Adjustment to reconcile operating lease expense to cash paid	(6)	(1)
Deferred income taxes	(93)	(161)
Changes in operating assets and liabilities:
Accounts receivable	(618)	(438)
Inventories	12	391
Prepaid expenses and other assets	(46)	55
Accounts payable	(525)	(114)
Accrued liabilities	96	(54)
Accrued income taxes	22	153
Net cash (used in) operating activities	(829)	(409)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(34)
Net cash (used in) investing activities	(1)	(34)
Cash flows from financing activities:
Payment of dividends on preferred stock	—	(200)
Net cash (used in) financing activities	—	(200)

Effect of exchange rate changes on cash	(63)	22
Net (decrease) in cash and cash equivalents	(893)	(621)
Cash and cash equivalents, beginning of period	2,724	2,950
Cash and cash equivalents, end of period	$1,831	$2,329

Supplemental disclosure of cash flow information:
Income taxes paid	$2	$39
Interest paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$400	$31

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

Revenue recognized at a point in time primarily relates to product sales. Revenue recognized over time primarily relates to engineering service contracts and other services agreements. The following table presents revenue recognized at a point in time and revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue recognized at a point in time	$3,562	$3,078	$6,383	$5,581
Revenue recognized over time	208	336	461	497
Total revenue	$3,770	$3,414	$6,844	$6,078

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

Advertising and Marketing Costs

All of the costs related to advertising and marketing our products are expensed as incurred or at the time the marketing takes place. Advertising and marketing costs incurred in the three months ended June 30, 2026 and 2025 were $10,000 and $3,000, respectively. Advertising and marketing costs incurred in the six months ended June 30, 2026 and 2025 were $45,000 and $46,000, respectively.

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

Subsequent Events

We have evaluated subsequent events through August 13, 2026, being the date these condensed consolidated financial statements were issued.

Note 2 – Details of Certain Financial Statement Components

The following tables provide details of selected balance sheet items:

	June 30,	December 31,
	2026	2025

Accounts receivable, net	(in thousands)
Accounts receivable, gross	$2,202	$1,593
Allowance for expected credit losses	(54)	(51)
Accounts receivable, net	$2,148	$1,542

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2026	2025

Allowance for expected credit losses	(in thousands)
Balance, beginning of period	$51	$34
Provisions for expected credit losses, net of recoveries	4	8
Foreign currency exchange rate changes	(1)	4
Balance, end of period	$54	$46

	June 30,	December 31,
	2026	2025

Inventories	(in thousands)
Raw materials	$1,377	$1,344
Work-in-process	194	204
Finished goods	228	253
Total inventories	$1,799	$1,801

	June 30,	December 31,
	2026	2025

Property, plant and equipment, net	(in thousands)
Furniture, machinery and equipment	$2,253	$2,243
Leasehold improvements	535	527
	2,788	2,770
Less: accumulated depreciation	(2,409)	(2,296)
Total property, plant and equipment, net	$379	$474

Depreciation expense totaled $45,000 and $48,000 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense totaled $92,000 and $95,000 for the six months ended June 30, 2026 and 2025, respectively.

	Weighted	June 30, 2026			December 31, 2025
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets, net		(in thousands)
Patents, tradenames, and trademarks	5 Years	$943	$(835)	$108	$948	$(817)	$131
Developed technology	3.5 Years	645	(550)	95	654	(504)	150
Customer relationships	6 Years	1,497	(865)	632	1,525	(761)	764
Non-compete agreements	4 Years	963	(797)	166	981	(693)	288
Total intangible assets, net		$4,048	$(3,047)	$1,001	$4,108	$(2,775)	$1,333

Amortization expense totaled $141,000 and $184,000 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense totaled $313,000 and $356,000 for the six months ended June 30, 2026 and 2025, respectively. Future remaining amortization expense is as follows:

Years ending December 31,	(in thousands)
2026 (remainder of year)	$278
2027	369
2028	285
2029	69
$1,001

The changes in the carrying amount of goodwill for the periods ended June 30, 2026 and 2025 are as follows:

(in thousands)
Balance as of January 1, 2026	$2,586
Adjustment to goodwill, foreign currency exchange rate changes	(44)
Balance as of June 30, 2026	$2,542

(in thousands)
Balance as of January 1, 2025	$2,658
Adjustment to goodwill, acquisition price allocation of Conductive Transfers	(232)
Adjustment to goodwill, foreign currency exchange rate changes	200
Balance as of June 30, 2025	$2,626

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025

Accrued liabilities	(in thousands)
Accrued wages and benefits	$142	$185
Accrued vacation	131	113
Other accrued liabilities	25	32
Total accrued liabilities	$298	$330

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Net income (loss)	$248	$100	$(90)	$(705)
Less: Preferred stock dividends	—	(100)	—	(200)
Net income (loss) applicable to common stockholders	$248	$—	$(90)	$(905)

Weighted average common shares outstanding – basic	15,750	14,796	15,750	14,796
Dilutive potential common shares from convertible preferred stock and restricted stock units	17	—	—	—
Weighted average common shares outstanding – diluted	15,767	14,796	15,750	14,796

Earnings (loss) per common share, basic	$0.02	$—	$(0.01)	$(0.06)
Earnings (loss) per common share, diluted	$0.02	$—	$(0.01)	$(0.06)

Shares issuable upon conversion of Series A Convertible Preferred Stock excluded from calculation because their conversion would be anti-dilutive	—	900	—	900
Shares subject to restricted stock units excluded from calculation because their effect would be anti-dilutive	—	47	47	47

For the three and six months ended June 30, 2025, 200,000 shares of Series A Convertible Preferred Stock convertible into 900,000 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per common share because the effect of their conversion would be anti-dilutive due to the net losses; the 900,000 shares of common stock that were issued on conversion of the Series A Convertible Preferred Stock in October 2025 are included in the basic and diluted shares outstanding for the three and six months ended June 30, 2026. For the three months ended June 30, 2025, and for the six months ended June 30, 2026 and 2025, 46,875 restricted stock units (relating to the same number of shares of common stock) were outstanding but were not included in the computation of diluted earnings (loss) per common share for those periods because their effect would be anti-dilutive due to the net loss applicable to common stockholders.

Note 5 – Stock-Based Compensation and Restricted Stock Units

In May 2024, the Compensation Committee of the Company’s Board of Directors approved the Company’s grant of 46,875 restricted stock units to certain employees under the Interlink Electronics, Inc. 2016 Omnibus Incentive Plan. These restricted stock unit grants had a grant-date fair value of approximately $136,000 and vest over a five-year service period. The related compensation expense is recognized ratably over the vesting period. During each of the three-month periods ended June 30, 2026 and 2025, the Company recorded $7,000 of stock-based compensation expense for these restricted stock units. During each of the six-month periods ended June 30, 2026 and 2025, the Company recorded $14,000 of stock-based compensation expense for these restricted stock units. A summary of the status of the Company’s nonvested restricted stock units as of and for the six-month period ended June 30, 2026, is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Restricted Stock Units	Shares	(per share)
Nonvested at January 1, 2026	46,875	$2.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2026	46,875	$2.90

As of June 30, 2026, there was approximately $73,000 of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 6 – Significant Customers, Concentrations of Credit Risk, and Geographic Information

We manage and operate our business through one operating segment.

Revenues from customers equal to or greater than 10% of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	18%	13%	15%	10%
Customer B	12%	17%	14%	19%

Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
United States	$1,877	$1,728	$3,144	$2,830
Asia and Middle East	700	424	1,345	793
Europe and other	1,193	1,262	2,355	2,455
Revenue	$3,770	$3,414	$6,844	$6,078

Revenues by geographic area are based on the country of shipment destination. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the purchasers and/or ultimate end users.

We provide credit only to creditworthy third parties who are subject to our credit verification procedures. Accounts receivable balances are monitored on an ongoing basis, and accounts deemed to have credit risk are fully reserved. At June 30, 2026, two customers accounted for 24% and 18%, respectively, of total accounts receivable. At December 31, 2025, one customer accounted for 23% of total accounts receivable.

Our long-lived assets were geographically located as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
United States	$948	$1,122
Europe	3,788	3,973
Asia	462	340
Total long-lived assets	$5,198	$5,435

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

	Three Months Ended June 30,
	2026		2025
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at April 1	$55	$39	$11	$61
Billed (or accrued) to Qualstar by Interlink	89	—	133	—
Paid by Qualstar to Interlink	(137)	—	(127)	—
Billed (or accrued) to Interlink by Qualstar	—	44	—	44
Paid by Interlink to Qualstar	—	(53)	—	(87)
Balance at June 30	$7	$30	$17	$18

	Six Months Ended June 30,
	2026		2025
	Due from	Due to	Due from	Due to
	Qualstar	Qualstar	Qualstar	Qualstar

	(in thousands)
Balance at January 1	$5	$25	$8	$12
Billed (or accrued) to Qualstar by Interlink	157	—	253	—
Paid by Qualstar to Interlink	(155)	—	(244)	—
Billed (or accrued) to Interlink by Qualstar	—	82	—	93
Paid by Interlink to Qualstar	—	(77)	—	(87)
Balance at June 30	$7	$30	$17	$18

BKF Capital Group, Inc. (OTCMKTS:BKFG)

BKF Capital Group, Inc. (OTCMKTS:BKFG) (“BKF Capital”) is a related party. Steven N. Bronson, our Chairman of the Board, President and CEO, is also the CEO and Chairman of the Board of BKF Capital. Ryan J. Hoffman, our CFO, is also the CFO of BKF Capital. Mr. Bronson, together with BKF Capital, has a controlling interest in Interlink. We previously had a facilities agreement with BKF Capital to allow BKF Capital to use a portion of our office facility in Irvine, California, for which we had agreed to split substantially all rent and lease-related costs on an apportioned basis according to the approximate relative usage levels by each entity. Interlink and BKF Capital also agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with BKF Capital and its subsidiaries were not material during the periods ended June 30, 2026 and 2025.

Ridgefield Acquisition Corp (OTCMKTS:RDGA)

Ridgefield Acquisition Corp (OTCMKTS:RDGA) (“Ridgefield”) is a related party. Steven N. Bronson, our Chairman of the Board, President and CEO, is also the CEO and Chairman of the Board of Ridgefield as well as Ridgefield’s largest shareholder. Ryan J. Hoffman, our CFO, is also the CFO of Ridgefield. Interlink and Ridgefield agree to reimburse, or be reimbursed by, one another for expenses paid by one company on behalf of the other. Transactions with Ridgefield were not material during the periods ended June 30, 2026 and 2025.

Note 8 – Income Taxes

Income taxes represented 7.4% and 9.9% of pre-tax income/loss for the three months ended June 30, 2026 and 2025, respectively, and represented 43.4% and 6.4% of pre-tax income/loss for the six months ended June 30, 2026 and 2025, respectively. Our income taxes are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the periods ended June 30, 2026 and 2025 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowances thereon.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We analyzed our need to record a valuation allowance against our otherwise recognizable net deferred tax assets in the federal, state and foreign jurisdictions, and we determined that a valuation allowance on federal, state, and certain foreign deferred tax assets was necessary at both June 30, 2026 and December 31, 2025. The amount of deferred tax assets considered realizable could be adjusted in future periods if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when incurred, rather than recognizing deferred taxes for basis differences expected to reverse.

Of our $1.8 million of cash, $1.3 million was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate the funds without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Certain methods of distribution may require us to incur U.S. or foreign taxes to repatriate these funds.

Note 9 – Commitments and Contingencies

Lease Agreements

We lease facilities under non-cancellable operating leases. Our current leases expire at various dates through 2031 and frequently include renewal provisions for varying periods of time, provisions for taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use (“ROU”) assets and lease liabilities capitalized during the each of the six months ended June 30, 2026 and 2025 was 9.5%.

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

We lease a 14,476 square-foot manufacturing facility and administrative office in Shenzhen, China for approximately $8,000 per month under a lease agreement that ends in May 2028. We also lease an additional 1,292 square-foot production facility in Shenzhen, China for approximately $1,000 per month under an agreement that ends in June 2027.

We lease a 9,800 square-foot manufacturing facility and administrative offices in Irvine, Scotland for approximately $5,000 per month. This lease term ends in February 2028.

In June 2026, we entered into a lease agreement for a production facility in Sheffield, England for approximately $5,000 per month. This lease term ends in June 2031 with an option to terminate the lease in June 2029. Prior to the Sheffield location, we previously used a production facility in Barnsley, England subject to a temporary premise license agreement with payments of approximately $11,000 per month.

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

As of June 30, 2026, we had ROU assets of $977,000 and current and long-term lease liabilities of $409,000 and $619,000, respectively. As of December 31, 2025, we had ROU assets of $760,000 and current and long-term lease liabilities of $324,000 and $493,000, respectively. Future imputed interest as of June 30, 2026 totaled $152,000 (weighted average discount rate of 9.1%); and future imputed interest as of December 31, 2025 totaled $113,000 (weighted average discount rate of 9.1%). The weighted average remaining lease term of the Company’s leases as of June 30, 2026 is 2.2 years; and as of December 31, 2025 was 1.5 years.

Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year are as follows:

Years ending December 31,	(in thousands)
2026 (remainder of year)	$248
2027	454
2028	256
2029	144
2030	55
Thereafter	23
Total undiscounted future non-cancelable minimum lease payments	1,180
Less: imputed interest	(152)
Present value of lease liabilities	$1,028

During the three months ended June 30, 2026, we incurred approximately $116,000 in operating lease costs, of which $67,000 is included in cost of revenue and $49,000 is included in operating expenses in our condensed consolidated statements of operations. During the three months ended June 30, 2025, we incurred approximately $136,000 in operating lease costs, of which $76,000 are included in cost of revenue and $60,000 are included in operating expenses in our condensed consolidated statements of operations.

During the six months ended June 30, 2026, we incurred approximately $224,000 in operating lease costs, of which $124,000 is included in cost of revenue and $100,000 is included in operating expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2025, we incurred approximately $269,000 in operating lease costs, of which $150,000 are included in cost of revenue and $119,000 are included in operating expenses in our condensed consolidated statements of operations.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%

	(in thousands, except percentages)
Revenue	$3,770	100.0%	$3,414	100.0%	$6,844	100.0%	$6,078	100.0%
Cost of revenue	2,098	55.6%	1,876	55.0%	3,836	56.0%	3,591	59.1%
Gross profit	1,672	44.4%	1,538	45.0%	3,008	44.0%	2,487	40.9%
Operating expenses:
Engineering, research and development	262	6.9%	363	10.6%	565	8.3%	797	13.1%
Selling, general and administrative	1,164	30.9%	1,109	32.5%	2,647	38.7%	2,473	40.7%
Total operating expenses	1,426	37.8%	1,472	43.1%	3,212	46.9%	3,270	53.8%
Income (loss) from operations	246	6.5%	66	1.9%	(204)	(3.0)%	(783)	(12.9)%
Other income (expense), net	(15)	(0.4)%	25	0.7%	45	0.7%	30	0.5%
Income (loss) before income taxes	231	6.1%	91	2.7%	(159)	(2.3)%	(753)	(12.4)%
Income tax expense (benefit)	(17)	(0.5)%	(9)	(0.3)%	(69)	(1.0)%	(48)	(0.8)%
Net income (loss)	$248	6.6%	$100	2.9%	$(90)	(1.3)%	$(705)	(11.6)%

Comparison of Three Months Ended June 30, 2026 and 2025

Revenue by the markets we serve is as follows:

	Three Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$1,274	33.8%	$1,018	29.8%	$256	25.1%
Industrial	959	25.4%	1,292	37.8%	(333)	(25.8)%
Automotive	177	4.7%	210	6.2%	(33)	(15.7)%
Standard	1,360	36.1%	894	26.2%	466	52.1%
Revenue	$3,770	100.0%	$3,414	100.0%	$356	10.4%

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

Revenues were up in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 for customers in the medical market and for customers of our standard products and were down for customers in the industrial and automotive markets. The increase in revenue from customers in the medical market was due to increased shipments of our force-sensing products and of our Calman subsidiary’s printed electronics due to higher customer demand. The decrease in revenue from customers in the industrial market was due to reduced shipments and lower demand for our gas-sensing products. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Three Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$1,672	44.4%	$1,538	45.0%	$134	8.7%

Our gross profit and gross margin percentage are impacted by various factors including product mix, customer mix, sales volume, and fluctuations in our cost of revenues, which are comprised of material costs, direct and indirect production labor costs, warehousing and logistics costs, facilities costs, and other costs related to production activities. Gross profit was up during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due primarily to higher revenues, while gross margin percentage was down slightly due to changes in our product and customer mix.

	Three Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$262	6.9%	$363	10.6%	$(101)	(27.8)%

Engineering and R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities, plus the cost of those employees’ indirect supplies and allocation of facilities expenses. Our R&D team focuses both on internal design development in order to develop our products and solutions, and on custom design development aimed at addressing our customers’ unique design challenges. Engineering and R&D costs for the three months ended June 30, 2026 were down compared to the three months ended June 30, 2025 due to lower engineering employee and consultant compensation costs.

	Three Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$1,164	30.9%	$1,109	32.5%	$55	5.0%

Selling, general and administrative expenses consist primarily of compensation expenses for sales and administrative employees, legal and other professional fees, facilities expenses, communication expenses, and intangible asset amortization expense. Selling, general and administrative costs for the three months ended June 30, 2026 were up compared to the three months ended June 30, 2025 due to higher costs for compensation, professional fees and consultants.

	Three Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$(15)	(0.4)%	$25	0.7%	$(40)	(160.0)%

Other income/expense consists of non-operating income and expenses, such as gains and losses on marketable securities, foreign currency transaction gains and losses, interest income and expense, and other non-operating income and expenses. Other income/expense for the three months ended June 30, 2026 was comprised of $3,000 of interest income offset by $18,000 of foreign currency transaction losses, while other income/expense for the three months ended June 30, 2025 was comprised of $7,000 of interest income and $18,000 of foreign currency transaction gains.

	Three Months Ended June 30,
	2026		2025
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
		Income/		Income/		Income/
	Amount	Loss	Amount	Loss	$ Change	Loss

	(in thousands, except percentages)
Income tax expense (benefit)	$(17)	(7.4)%	$(9)	(9.9)%	$(8)	2.5%

Income taxes were 7.4% of pre-tax income/loss for the three months ended June 30, 2026, versus 9.9% of pre-tax income/loss for the three months ended June 30, 2025. Our income taxes are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the three-month periods ended June 30, 2026 and 2025 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowances thereon.

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

Comparison of Six Months Ended June 30, 2026 and 2025

Revenue by the markets we serve is as follows:

	Six Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Medical	$2,277	33.3%	$1,745	28.7%	$532	30.5%
Industrial	1,840	26.9%	2,265	37.3%	(425)	(18.8)%
Automotive	266	3.9%	242	4.0%	24	9.9%
Standard	2,461	36.0%	1,826	30.0%	635	34.8%
Revenue	$6,844	100.0%	$6,078	100.0%	$766	12.6%

Revenues were up in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 for customers in the medical and automotive markets and for customers of our standard products and were down for customers in the industrial market. The increase in revenue from customers in the medical market was due to increased shipments of our force-sensing products and of our Calman subsidiary’s printed electronics due to higher customer demand. The decrease in revenue from customers in the industrial market was due to reduced shipments and lower demand for our gas-sensing products. In all markets, the timing of orders from our customers is not always predictable and can be less in some periods and higher in others depending on the level of their demand which is driven by their projects and operating plans.

	Six Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$3,008	44.0%	$2,487	40.9%	$521	20.9%

Gross profit was up during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due primarily to higher revenues, and gross margin percentage increased due to favorable changes in our product and customer mix.

	Six Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Engineering, research and development	$565	8.3%	$797	13.1%	$(232)	(29.1)%

Engineering and R&D costs for the six months ended June 30, 2026 were down compared to the six months ended June 30, 2025 due to lower engineering employee and consultant compensation costs.

	Six Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Selling, general and administrative	$2,647	38.7%	$2,473	40.7%	$174	7.0%

Selling, general and administrative costs for the six months ended June 30, 2026 were up compared to the six months ended June 30, 2025 due to higher costs for compensation, professional fees and consultants.

	Six Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenue	Amount	Revenue	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$45	0.7%	$30	0.5%	$15	50.0%

Other income/expense for the six months ended June 30, 2026 was comprised of $5,000 of interest income, $34,000 of foreign currency transaction gains, and $6,000 of other income, while other income/expense for the six months ended June 30, 2025 was comprised of $13,000 of interest income and $17,000 of foreign currency transaction gains.

	Six Months Ended June 30,
	2026		2025
						Change
		% of		% of		in % of
		Pre-tax		Pre-tax		Pre-tax
		Income/		Income/		Income/
	Amount	Loss	Amount	Loss	$ Change	Loss

	(in thousands, except percentages)
Income tax expense (benefit)	$(69)	43.4%	$(48)	6.4%	$(21)	37.0%

Income taxes were 43.4% of pre-tax income/loss for the six months ended June 30, 2026, versus 6.4% of pre-tax income/loss for the six months ended June 30, 2025. Our income taxes are impacted by the mix of domestic and foreign pre-tax earnings and losses, permanent differences between book income/loss and taxable income/loss, and our ability to utilize net operating loss carryforwards (“NOLs”). Accordingly, our effective tax rate typically will vary from the U.S. statutory tax rate of 21% from quarter to quarter. The effective tax rates for the six-month periods ended June 30, 2026 and 2025 were impacted by the amount of our foreign pre-tax income/loss and the tax expense/benefit thereon while not realizing a benefit on our domestic pre-tax loss due to the valuation allowances thereon.

Liquidity and Capital Resources

Cash requirements for working capital, capital expenditures, and acquisition activities have historically been funded from our cash balances, cash generated from operations, and issuances of equity securities. As of June 30, 2026, we had cash and cash equivalents of $1.8 million, working capital of $4.7 million and no indebtedness. Cash and cash equivalents consist of cash and money market funds. Of our $1.8 million of cash, $1.3 million was held by foreign subsidiaries. If these funds are needed for our operations in the U.S. or for acquisitions, we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. Certain methods of distribution may require us to incur U.S. or foreign taxes to repatriate these funds.

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

Cash Flow Analysis

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash (used in) operating activities	$(829)	$(409)
Net cash (used in) investing activities	(1)	(34)
Net cash (used in) financing activities	—	(200)

Net Cash (Used In) Operating Activities

For the six months ended June 30, 2026, the $829,000 of cash used in operating activities was attributable to net loss of $90,000, adjusted for non-cash charges of $320,000 and cash used in changes in operating assets and liabilities of $1,059,000. For the six months ended June 30, 2025, the $409,000 of cash used in operating activities was attributable to net loss of $705,000, adjusted for non-cash charges of $303,000 and cash used in changes in operating assets and liabilities of $7,000.

Accounts receivable increased from $1.5 million at December 31, 2025 to $2.1 million at June 30, 2026 due to higher sales in the three months ended June 30, 2026 compared to the three months ended December 31, 2025; days-sales outstanding at June 30, 2026 (47) was unchanged from December 31, 2025 (47). Many of our customers pay promptly and the accounts receivable balance is generally related to the most recent shipments. Inventories were unchanged at $1.8 million at both December 31, 2025 and June 30, 2026; inventory balances fluctuate depending on the timing of materials purchases and product shipments. Prepaid expenses and other current assets were up slightly from $0.2 million at December 31, 2025 to $0.3 million at June 30, 2026; this balance fluctuates with the timing of making prepayments versus when the benefits of those prepayments are consumed. Accounts payable, accrued liabilities, and accrued income taxes decreased from $1.3 million at December 31, 2025 to $0.9 million at June 30, 2026; the balances of these working capital liabilities fluctuate due to the timing of purchases and payments on inventories and other accruals of employee compensation and outside services.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $1,000 and $34,000 for the six months ended June 30, 2026 and 2025, respectively, consisted of purchases of property, plant, and equipment.

Net Cash (Used In) Financing Activities

No cash was provided by or used in financing activities for the six months ended June 30, 2026. Net cash used in financing activities of $200,000 for the six months ended June 30, 2025 consisted of payment of dividends on our preferred stock. In October 2025, we converted all of our Series A Convertible Preferred Stock into common stock, which eliminated the payment of $400,000 per annum in dividends previously payable to holders of our preferred stock.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO had concluded that as of June 30, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 26, 2026. There have been no material changes to such risk factors during the three months ended June 30, 2026.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
104

The cover page from Interlink Electronics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Date: August 13, 2026	Interlink Electronics, Inc.
(Registrant)

	By:	/s/ Ryan J. Hoffman
Ryan J. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)